Form 10-Q
period 1994-03-31
INTERSTATE GENERAL CO L P
filed 1994-05-16
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-9393

                        Interstate General Company L.P.
             ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                      52-1488756
     -------------------------------                   -----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                         222 Smallwood Village Center
                         St. Charles, Maryland  20602
                    ----------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)


                                (301) 843-8600
              ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
             -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes /X/                   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           10,083,960 Class A Units
                            ------------------------

                        INTERSTATE GENERAL COMPANY L.P.
                                   FORM 10-Q
                                     INDEX






PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 1994 and
                 1993. (Unaudited)                                           3

               Consolidated Balance Sheets at March 31, 1994
                 (Unaudited) and December 31, 1993.                          4

               Consolidated Statements of Changes in
                 Partners' Capital for the Three
                 Months Ended March 31, 1994.
                 (Unaudited)                                                 7

               Consolidated Statements of Cash Flow for the
                 Three Months Ended March 31, 1994 and 1993.
                 (Unaudited)                                                 8

               Notes to Consolidated Financial Statements.                   9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 1994 and 1993.                        23

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            29

Item 3.        Default upon Senior Securities                               30

Item 5.        Other Information                                            31

Item 6.        Exhibits and Reports on Form 8-K                             31

               Signatures                                                   32

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                       1994            1993
                                                   -----------     ------------
REVENUES:
  Homebuilding - home sales                         $    4,949      $    4,540
  Community development - lot sales                      2,043           2,395
  Revenues from investment properties -
    Investment in partnerships                           3,458             852
    Equity in income (loss) of
      Housing Development Associates S.E.                   --             835
    Apartment rental income                              1,051              --
  Management fees, substantially all
    from related entities                                  969           1,043
  Interest and other income                                 99             162
                                                    ----------      ----------
    Total revenues                                      12,569           9,827
                                                    ----------      ----------
EXPENSES:
  Cost of home sales                                     4,289           3,808
  Cost of lot sales                                      1,226           1,874
  Selling and marketing                                    284             240
  General and administrative                             1,927           2,112
  Rental apartment expense                               1,120              --
  Depreciation and amortization                            145             170
  Interest expense                                         465             508
                                                    ----------      ----------
    Total expenses                                      9,456           8,712
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 3,113           1,115
PROVISION FOR INCOME TAXES                               1,020             296
                                                    ----------      ----------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                            2,093             819
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      --           1,500
                                                    ----------      ----------
NET INCOME                                          $    2,093      $    2,319
                                                    ==========      ==========
PER UNIT AMOUNTS--
  NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                       $      .21      $      .08
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    --             .15
                                                    ----------      ----------
  NET INCOME PER UNIT                               $      .21      $      .23
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       21      $       23
  LIMITED PARTNERS                                       2,072           2,296
                                                    ----------      ----------
                                                    $    2,093      $    2,319
                                                    ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                      10,082          10,079
                                                    ==========      ==========
                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S


                                                     March 31,    December 31,
                                                       1994           1993
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)
CASH AND SHORT-TERM INVESTMENTS
  including restricted cash of $2,116
  and $2,587 at March 31, 1994 and
  December 31, 1993, respectively                   $  3,706       $  4,596
                                                     --------       --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                              26,385         26,683
    Puerto Rico                                        31,909         31,389
    Other United States locations                      18,353         18,660
    Notes receivable on lot sales, net of
      reserves of $265 and $230
      as of March 31, 1994 and
      December 31, 1993, respectively                   1,635          1,785
    Other                                                 272            359
                                                     --------       --------
                                                       78,554         78,876
                                                     --------       --------

ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                    6,383          6,645
  Mortgages receivable                                    231            396
  Receivables on home sales                                69            405
  Other                                                   329            120
                                                     --------       --------
                                                        7,012          7,566
                                                     --------       --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment in residential rental
    partnerships                                       10,020         14,953
  Investment properties, net of accumulated
    depreciation and amortization of
    $4,263 and $4,106 as of March 31,
    1994 and December 31, 1993, respectively           24,183         24,551
  Other receivables, net of reserves of
    $2,861 and $2,800 as of March 31,
    1994 and December 31, 1993, respectively            2,492          2,610
  Other                                                   808            593
                                                     --------       --------
                                                       37,503         42,707
                                                     --------       --------

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                            A S S E T S (continued)



                                                     March 31,    December 31,
                                                       1994           1993
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)

OTHER ASSETS
  Property, plant and equipment, less
    accumulated depreciation of $1,905
    and $1,837 as of March 31, 1994 and
    December 31, 1993, respectively                     1,635          1,704
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $622 and $584 as of March 31,
    1994 and December 31, 1993, respectively            2,412          2,450
  Deferred costs regarding waste technology
    and other                                           2,569          2,415
                                                     --------       --------
                                                        6,616          6,569
                                                     --------       --------
                                                     $133,391       $140,314
                                                     ========       ========



























                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                    March 31,    December 31,
                                                      1994           1993
                                                  ------------   ------------
                                                  (Unaudited)     (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued
    liabilities                                      $  3,104       $  3,661
  Mortgages and notes payable                             438            428
  Accrued income tax liability                          2,399          1,379
                                                     --------       --------
                                                        5,941          5,468
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        42,018         50,137
  Non-recourse debt                                     2,769          2,762
  Loan payable to HDA                                  12,953         12,684
  Accounts payable and accrued liabilities              2,414          2,553
  Deferred income                                         171            199
                                                     --------       --------
                                                       60,325         68,335
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         3,083          3,320
  Accounts payable and accrued liabilities              3,298          4,231
                                                     --------       --------
                                                        6,381          7,551
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,816          1,857
  Non-recourse debt                                    22,429         22,457
  Accounts payable, accrued liabilities
    and deferred income                                 2,159          2,401
                                                     --------       --------
                                                       26,404         26,715
                                                     --------       --------
    Total Liabilities                                  99,051        108,069
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                               176            155
  Limited partners' capital-10,082,260 Units
    issued and outstanding as of March 31, 1994
    and 10,081,810 as of December 31, 1993             34,164         32,090
                                                     --------       --------
    Total partners' capital                            34,340         32,245
                                                     --------       --------
                                                     $133,391       $140,314
                                                     ========       ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------




Balances, December 31, 1993            $   155        $32,090         $32,245

Net income for the three
  months ended March 31, 1994               21          2,072           2,093

Employee unit option exercised              --              2               2

                                       -------        -------         -------
Balances, March 31, 1994               $   176        $34,164         $34,340
                                       =======        =======         =======



























                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                (In thousands)
                                  (Unaudited)
                                                           1994        1993
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 2,093      $2,319
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             163         170
        Investment properties                                 157          --
      Provision for income taxes                            1,020         296
      Equity in earnings of partnerships                     (667)     (1,155)
      Increase in sponsor and developer fees
         from partnerships and other                          (81)       (278)
      Cumulative effect of accounting change                   --      (1,500)
      (Decrease) increase in
        Accounts payable and accrued liabilities           (1,627)       (110)
        Deferred income                                       (28)        416
      Decrease (increase) in
        Receivables                                           315        (455)
        Homebuilding assets                                   389         456
        Community development assets                          155        (326)
        Restricted cash                                       471        (156)
                                                          -------     -------
  Net cash provided (used) by operating activities          2,360        (323)
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related to investment properties       5,521       1,763
  Additions to other assets                                  (191)       (156)
                                                          -------     -------
  Net cash provided by investing activities                 5,330       1,607
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from HDA                                              269         (60)
  Cash proceeds from debt financing                         1,052       1,587
  Payment of debt                                          (9,432)     (3,295)
  Employee Unit options exercised                               2          --
                                                          -------     -------
  Net cash used in financing activities                    (8,109)     (1,768)
                                                          -------     -------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS              (419)       (484)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR          2,009       2,261
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR              $ 1,590     $ 1,779
                                                          =======     =======

SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount capitalized)                 1,374         271
  Income taxes paid                                            --          --


                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1994
                                  (Unaudited)



(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1993 financial statements have been reclassified to conform to the 1994 presentation. The operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year. Net income per unit is calculated on weighted average units outstanding and on 1% general partnership interest.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1993.

     In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) Accounting for Income Taxes, which changes the method of accounting for income taxes under GAAP. The Company recognized a cumulative benefit due to the change in accounting principle of $1,500,000 or $.15 per unit, as of January 1, 1993. The benefit is included under the caption "Cumulative Effect of Accounting Change" in the Consolidated Statement of Income.

(2)  FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and lot sales, property management fees, and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992.

     During 1994, the Company continued to make progress in completing the objectives it set forth in its restructuring. New or amended loan agreements have now been executed for all loans which required restructuring except for two loans currently in default aggregating $7.0 million with Maryland National Corporation ("MNC") now owned by NationsBank. The Company has received a commitment letter from the bank granting a one year extension with two six month renewals on each of these loans which will clear the event of default and a closing of the restructured loan is expected to occur by June 30, 1994. The commitment letter provides for minimum principal payments totaling $3.7 million from December 1, 1994 to November 30, 1995 and cross-collateralization with the other NationsBank loan. Payments made on one loan in excess of minimum mandatory payments may be applied to the minimum mandatory payment of the other loans. Management expects to meet these required payments through the sale or refinancing of land held by MNC as collateral. The commitment also requires additional collateral represented by a secondary collateral position on certain commercial land and the Company's interest in partnerships which own rental apartments. The approval of the FDIC, the first lienholder, is required for MNC's secondary collateral position.

     Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Working capital for overhead and other cash needs in 1994 is expected to be met through property management fees, and net proceeds from the LDA land sale discussed below.

     In March 1991, the Company's 80% owned subsidiary, Land Development Associates, S.E. ("LDA"), sold a 61 acre parcel of land in the planned Parque Escorial development to a major retailer who intends to develop a shopping center ("LDA Land Sale"). The Company expects to close the $12 million sale by June 30, 1994 and receive approximately $1.9 million from the sales proceeds after setting aside amounts for infrastructure development and making land release payments and distributions to LDA's 20% minority partner.

     During the first quarter, IGC has generated cash flow from its operations to meet its operating cash flow needs. If IGC's pending requests for extensions and renewals of bank debt are granted, it continues to generate lot sales consistent with or in excess of 1993 levels, the proceeds of financing together with cash from operations and/or asset sales will, in the opinion of IGC management, be adequate to meet IGC's liquidity requirements.

     Additional potential sources of liquidity include cash that could be generated from four partnerships in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects in HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which case the Company will endeavor to retain the right to manage the properties. It is anticipated that any closing pursuant to LIHPRHA will be accomplished in 1995 and the Company would expect to receive approximately $10.0 million net of taxes. These distributions are assigned to the FDIC for debt of $9.6 million and, as discussed above, MNC will be given a secondary assignment of the distributions.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of March 31, 1994, IGC manages and is a general partner in 28 real estate partnerships which own 31 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. The apartment projects are financed by non-recourse mortgages. Of the 6,503 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     The following table summarizes IGC's investment in residential rental partnerships:

                                                   March 31,      December 31,
                                                     1994            1993
                                                  -----------     -----------
                                                  (Unaudited)      (Audited)
                                                         (In thousands)

Long-term receivables, net of deferred
  income of $4,020 and $4,101 at
  March 31, 1994 and December 31, 1993,
  respectively                                       $ 2,743         $ 4,255
Other receivables, net of reserves of
  $974 as of March 31, 1994 and $953
  as of December 31, 1993                                949           1,377
Investment in partnerships                             6,328           9,321
                                                     -------         -------
                                                     $10,020         $14,953
                                                     =======         =======


     The combined condensed statements of income and the combined condensed statements of cash flow for the three month period ended March 31, 1994 and 1993, and the combined condensed balance sheets as of March 31, 1994 and December 31, 1993 are shown below for the partnerships owning residential rental properties:

                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1994            1993 (1)
                                                 -----------      -----------
                                                         (In thousands)

Revenues                                           $11,164          $11,290
                                                   -------          -------
Operating expenses
  Depreciation                                       1,532            1,723
  Other                                              8,666            9,250
                                                   -------          -------
                                                    10,198           10,973
                                                   -------          -------
Net income                                         $   966          $   317
                                                   =======          =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase") and New Forest Apartments General Partnership ("New Forest") are included in these statements. The operations of these partnerships are consolidated on the Company's statement of income for the three months ended March 31, 1994.

                             HOUSING PARTNERSHIPS'
                       COMBINED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S


                                                    March 31,      December 31,
                                                      1994            1993
                                                   -----------     -----------
                                                           (In thousands)

Rental apartments, at cost                           $240,776        $240,554
Accumulated depreciation                              (77,001)        (75,493)
                                                     --------        --------
                                                      163,775         165,061
                                                     --------        --------
Restricted cash and marketable securities:
  Residual receipt accounts                             5,851          18,781
  Replacement reserves and escrows                     10,048          10,320
                                                     --------        --------
    Total restricted cash and marketable securities    15,899          29,101

Cash and certificates of deposit                        4,258          18,862
                                                     --------        --------
    Total cash and marketable securities               20,157          47,963
                                                     --------        --------
Other assets                                            4,025           4,084
                                                     --------        --------
    Total assets                                     $187,957        $217,108
                                                     ========        ========


                       LIABILITIES AND PARTNERS' CAPITAL


                                                    March 31,      December 31,
                                                       1994           1993
                                                   -----------     -----------
                                                           (In thousands)

Non-recourse mortgage notes and accrued interest     $173,736        $185,099
Loans and interest payable to the Company              18,344          19,660
Other liabilities                                       3,136           3,949
                                                     --------        --------
    Total liabilities                                 195,216         208,708
                                                     --------        --------
Partners' capital
  Capital contributions, net of distributions           1,283          17,908
  Accumulated deficit                                  (8,542)         (9,508)
                                                     --------        --------
    Total partners' capital                            (7,259)          8,400
                                                     --------        --------
    Total liabilities and partners' capital          $187,957        $217,108
                                                     ========        ========

                              HOUSING PARTNERSHIPS'
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1994            1993 (1)
                                                 -----------      -----------
                                                         (In thousands)


Revenues                                           $11,164          $11,290
                                                   -------          -------

Cash expenditures
  Total expenses                                    10,198           10,973
  Less - Depreciation                               (1,532)          (1,723)
         Other non-cash expenses                      (151)            (126)
                                                   -------          -------
                                                     8,515            9,124

  Mortgage principal                                   471              430
  Capital additions                                    165              324
                                                   -------          -------
      Total cash expenditures                        9,151            9,878
                                                   -------          -------
Cash flow before distributions                       2,013          $ 1,412
                                                   =======          =======


     (1) The cash flow activity for Fox Chase and New Forest are included in these statements. These activities are reflected on IGC's Consolidated Statement of Cash Flow for the three months ended March 31, 1994.


     The FHA, Puerto Rico Housing Finance Corporation ("PRHFC"), State and District of Columbia housing agencies and the partnership agreements require that the accumulation of cash in the partnerships be sufficient to liquidate all current liabilities before distributions to partners are permitted. During 1994, four partnerships owning seven apartment projects were released from these restrictions as part of mortgage refinancings. Most of the partnership agreements provide that IGC receive a zero to 5% interest in profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations.

(4)  INVESTMENT IN REAL ESTATE VENTURES RELATING TO HORSE RACING

     HDA, a limited partnership 49% owned by IGC, 31% by IBC and 20% by a non-affiliated company, owns the only thoroughbred race track in Puerto Rico. The race track facilities are leased to ECOC, an effectively 29.4%-owned non-consolidated affiliate of IGC.

     In December 1992, IGC announced plans to distribute to its public unitholders all or a substantial portion of its interest in HDA (the "Proposed Distribution"). The announcement also provided that the interests in HDA owned by IGC and IBC would be distributed prorata to IGC unitholders. The Proposed Distribution is subject to IGC's obtaining required regulatory approvals, including the Racing Board, and consent of certain IGC creditors. In addition, to provide limited liability for recipients of the distributed HDA interests, IGC may transfer its interests in HDA to a newly formed intermediary entity and then distribute to its unitholders interests in such intermediary entity.

     In September 1993, IGC and IBC formed a general partnership, Equus Gaming Company ("Equus") to hold their interests in HDA and to organize and to hold the stock of Virginia Jockey Club, Inc. ("VJC"). IBC is the managing general partner of Equus. IGC and IBC each contributed $100 and currently their ownership interests are approximately 62% and 38%, respectively. In October 1993, VJC (100% owned by Equus) submitted an application to the Virginia State Racing Commission to construct and operate a thoroughbred horse racing facility in Virginia. IGC's Board of Directors has authorized IGC to provide funds to cover VJC's costs. Deferred costs regarding VJC totalled $808,000 and $593,000 as of March 31, 1994 and December 31, 1993, respectively. Equus' partnership agreement provides that in the event VJC obtains a Virginia racing license, in lieu of the Proposed Distribution IBC and IGC will transfer their interests in HDA to Equus. The transfer will be structured in a manner to avoid a termination of HDA for federal income tax purposes. IGC and IBC would then expect to convert Equus to a limited partnership or other form of limited liability entity prior to IGC's distributing to its unitholders all or a substantial portion of its interest in Equus. The transfer to Equus and the subsequent Equus distribution would be subject to required regulatory approvals, including the Racing Board, and consent of certain IGC creditors.

     Equus, including its investments in VJC, is consolidated in the Company's financial statements. The Company's financial statements reflect the equity method of accounting for its investment in HDA. HDA is a special partnership under Puerto Rico law and partners of such partnerships are not liable for losses in excess of their capital investment. Due to the costs related to the refinancing of HDA debt in 1993 and HDA cash distributions, the partners' capital account is in a deficit position. Also, the Company has announced the Proposed Distribution of its interest in HDA to its unitholders. As a result of the deficit position of HDA and the Proposed Distribution, IGC did not recognize earnings from HDA during the first quarter of 1994 and does not expect to recognize any earnings in the future.

     HDA's condensed balance sheets as of March 31, 1994 and December 31, 1993 and the condensed statements of income for the three month period ended March 31, 1994 and 1993 are shown as follows:


                                      HDA
                               CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                    March 31,      December 31,
                                                       1994           1993
                                                   -----------     -----------
                                                           (In thousands)
Assets
  Cash                                                $ 4,750         $ 1,886
  Leased property, less accumulated
    depreciation of $6,544 and
    $6,157 at March 31, 1994 and
    December 31, 1993, respectively                    42,077          42,267
  Receivables from LDA                                 12,939          12,690
  Other assets                                          4,253           4,308
                                                      -------         -------
                                                      $64,019         $61,151
                                                      =======         =======
Liabilities and partners' deficit
  Accounts payable and accrued liabilities            $ 2,349         $   669
  Debt-third parties                                   65,996          65,960
                                                      -------         -------
                                                       68,345          66,629
  Partners' deficit                                    (4,326)         (5,478)
                                                      -------         -------
                                                      $64,019         $61,151
                                                      =======         =======

                                      HDA
                         CONDENSED STATEMENT OF INCOME
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1994             1993
                                                 -----------      -----------
                                                         (In thousands)

Revenues
  Rental income                                    $ 3,508          $ 3,370
  Equity in earnings of ECOC                            --              531
  Interest income                                      267               90
                                                   -------          -------
                                                     3,775            3,991
                                                   -------          -------
Expenses
  General and administrative                            92              199
  Depreciation and amortization                        387              439
  Interest                                           2,143            1,414
                                                   -------          -------
    Total expenses                                   2,622            2,052
                                                   -------          -------
Net income before provision
  for income tax                                     1,153            1,939

Provision for income tax                                 1              129
                                                   -------          -------
Income before extraordinary item                   $ 1,152          $ 1,810
                                                   =======          =======


     The race track facilities owned by HDA are leased to ECOC, an effectively 29.4%-owned non-consolidated affiliate of IGC. The lease agreement requires ECOC to pay annual rent of the greater of 25% of the race track commissions ("Basic Rent") or $7.5 million with annual adjustments based on any increase in the Consumer Price Index ("Minimum Basic Rent"). In addition, ECOC is responsible for payment of all insurance, taxes and other costs to operate and to maintain the race track, and HDA is responsible for capital improvements, if any, up to certain specified limits.

     In December 1993, the Lease Agreement was amended to modify the rent and provide certain other covenants. The Basic Rent and Minimum Basic Rent under the revised Lease Agreement is unchanged. In addition, ECOC is obligated to pay additional fixed rent ("Fixed Rent") of $150,000 in 1994, $400,000 annually in 1995 through 1998 and $1.3 million in 1999.

(5)  DEBT

     The following notes are primarily collateralized by land, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:

                                            Stated
                              Maturity     Interest    March 31,  December 31,
Description by Lender           Date         Rate        1994         1993
- - -------------------------  --------------  --------  ------------ ------------
                                    (In thousands)

Non-recourse debt:
  Purchase money           Various from
    mortgages (6)          10-01-94 to
                           05-03-97 (3)     9%          $    670     $    670
  Community Development
    Administration (10)    06-01-16         10.3%          4,043        4,055
  Community Development
    Administration (10)    10-01-27         9.575%         6,411        6,417
  Community Development
    Administration (10)    10-01-28         9.875%        11,975       11,985
  Supra & Co. (minority
    partner in LDA)        None             (1)            2,099        2,092
                                                        --------     --------
      Total non-recourse                                  25,198       25,219
                                                        --------     --------
Recourse debt:
  Banco Popular de P.R.    Paid             Paid              --        5,420
  Branch Banking &         Paid             Paid              --           56
    Trust
  Citibank (12)            Demand           (2)            1,816        1,857
  MNC Financial (6)        Demand (3,11)    Prime          1,311        1,353
                                            + 1%
  MNC Financial (6)        Demand (3,11)    Prime          5,646        6,013
                                            + 1%
  Purchase money           Various from     9%-12%         2,362        2,362
    mortgages (6)          05-24-94 to
                           04-01-98 (11)
  Washington Savings (6,7) Various from     7%-8%            685          656
                           06-22-94 to
                           12-27-95
  1st National             06-30-94 (11)    Prime            150          150
    St. Mary's (7)                          + 1.5%
  Signet Bank (7)          08-13-94 (5)     Prime         10,415       11,508
                                            + 2%
  Wachovia Bank & Trust    04-30-95 (11)    Prime            348          347
    (6,8)                                   + .5%
  NationsBank (6,8)        05-01-95 (11)    Prime          7,785        7,774
                                            + 1%
  FDIC (6,8,13)            09-30-96 (11)    Prime          9,600       10,993
                                            + 1%
  Banco Central
    Hispano (6)            12-31-97         (4)            6,400        6,400
  Wachovia Bank & Trust    Various from     Prime             94           95
    (8)                    04-26-00 to      + 1%
                           10-25-00

                                            Stated
                              Maturity     Interest    March 31,  December 31,
Description by Lender           Date         Rate        1994         1993
- - -------------------------  --------------  --------  ------------ ------------

  Various (6,8,9)          Various from     Various          743          758
                           08-19-94 to
                           02-28-98
                                                        --------     --------
      Total recourse                                      47,355       55,742
                                                        --------     --------
      Total debt                                        $ 72,553     $ 80,961
                                                        ========     ========

Balance Sheet Classification
- - ----------------------------

Mortgage and notes payable - Recourse debt              $    438     $    428
Related to community development -
  Non-recourse debt                                        2,769        2,762
  Recourse debt                                           42,018       50,137
Related to homebuilding projects - Recourse debt           3,083        3,320
Related to investment properties -
  Recourse debt                                            1,816        1,857
  Non-recourse debt                                       22,429       22,457
                                                        --------     --------
      Total debt                                        $ 72,553     $ 80,961
                                                        ========     ========

 (1)  At March 31, 1994, the interest rate is 2.5% over the prime rate (8.75%).

      On December 31, 1993, the interest rate was the 936 rate plus 3%
      (6.321%).

 (2) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 5.15% at March 31, 1994 and December 31, 1993.

 (3) Purchase money mortgages of $.7 million and two loans with MNC Financial aggregating $7 million are currently due and are therefore considered in payment default. IGC has received a commitment letter to extend and restructure the MNC loans which will cure the payment default (see Note
      2). The $1.3 million facility is accruing interest at prime plus 3% while in default. The purchase money mortgages of $.7 million will be satisfied by giving the note holder a deed in lieu of payment.

 (4) Interest rate is 936 rate plus 3%, with minimum of 6% and maximum of 9%. The rate at March 31, 1994 and December 31, 1993 was 6.39% and 6.55%, respectively.

 (5) The Company was in technical default on this loan as it has not met certain minimum sales requirements as of March 31, 1994 and the bank has agreed to formally waive this technial default.

 (6)  Collateralized with land and improvements.

 (7)  Collateralized with land and housing.

 (8)  Collateralized with receivables.

 (9)  Collateralized with land and building.

(10)  These loans are FHA mortgages on apartment projects.

(11) These loans are in violation of affirmative and financial covenants as the Company is delinquent with respect to real estate tax, vendor payments and certain other restrictive covenants.

(12)  Collateralized with a letter of credit.

(13)  Collateralized by investments in partnerships.

(6)  RELATED PARTY TRANSACTIONS

     During the first three months in 1994 and 1993, IGC paid or accrued $23,000 and $20,000, respectively, to reimburse the managing general partner for director's meeting fees and expenses. At March 31, 1994 and December 31, 1993, $23,000 and $72,000, respectively, of directors fees were accrued and unpaid.

     IGC and IBC, an entity primarily owned by James J. Wilson (Chairman of the Board of Directors for IGC's managing general partner) and his family, own the general partnership interest in Chastleton, a partnership owning a rental apartment project of 300 units in the District of Columbia. During the first quarter of 1990, IBC assumed IGC's obligation to provide future funding of operating advances, indemnified IGC against any liability resulting from certain letters of credit and certain liabilities regarding Chastleton and purchased from IGC for $1.9 million receivables of $2.1 million due from Chastleton. This transaction in 1990 resulted in a gain to IGC of $884,000, which was equal to the collection of reserves recorded in prior years by IGC. Of the $1.9 million, IBC paid $300,000 to IGC in cash, $404,000 in mortgage receivables and the balance by a demand note with an outstanding balance including interest of $686,000 and $680,000 as of March 31, 1994 and December 31, 1993, respectively, which is secured by certain real estate parcels. At March 31, 1994 and December 31, 1993, $322,000 and $317,000, respectively, of this amount is reserved until paid. In addition, as part of IBC's purchase, IGC and IBC agreed that IGC would continue to manage the project, and IGC subordinated 50% of its management fees until IBC collects its working capital advances to Chastleton.

     In October 1992, IBC, as general partner of Chastleton, arranged the refunding of certain tax-exempt housing bonds issued in 1985. The refunding of the 1985 bonds provides lower cost long-term financing and cured a Chastleton payment default on the mortgage that secured the 1985 bonds and defaults under the HUD regulatory agreement. As part of this refinancing, IGC agreed to defer collection of all of its management fees until Chastleton has sufficient cash flow after debt service and other operating expenses to pay the fees. As of January 1, 1993, the Board of Directors approved a reduction of Chastleton's management fees from 5% to 2.5% while the project is operating at a cash flow deficit. At March 31, 1994 and December 31, 1993, Chastleton owed approximately $320,000 and $311,000, respectively of management fees and other receivables, which $225,000 and $211,000, respectively, are reserved. IGC is also contingently liable under $4.6 million in letters of credit issued by NationsBank which secure additional bonds issued for Chastleton.

     IBC owned two commercial properties in Puerto Rico which it contributed to two Puerto Rico special partnerships, Santa Maria Associates S.E. ("Santa Maria") formed December 1990, and El Monte Properties S.E. (which owns a shopping center and the Doral Building) formed December 1992, in exchange for 99% partnership interests in each. IGC is a 1% managing partner and provides property management services under the same terms as previously provided to IBC, including management fees which are 3.5% of rental income. During the three months ended March 31, 1994 and 1993, property management fees for these affiliates were approximately $39,000 and $40,000, respectively. During the three months ended March 31, 1994 and 1993, IGC earned $-0- and $6,000, respectively, from IBC for development fees for the Doral Building which was under construction in Puerto Rico. IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property leased from affiliates in Puerto Rico was $51,000 during the three months ended March 31, 1994 and 1993. All leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     IGC has a property management agreement with Capitol Park Associates, a third-party partnership that owns 937 apartment units in Washington, D.C. In 1984, this partnership purchased these apartment units from a company controlled by James J. Wilson, certain other stockholders of IBC's predecessor and third parties. IGC has the right to continue the property management agreement until 1999, which provides for fees of 3.5% of annual gross rentals. As of March 31, 1994 and 1993, IGC earned fees of approximately $61,000 and $53,000, respectively. As of March 31, 1994, $24,000 of these fees, and other reimbursements of allocated costs were owed by an entity controlled by Mr. Wilson.

     IGC and IBC formed Coachman's Limited Partnership, which owns a 104-unit apartment complex in St. Charles, Maryland. IGC contributed its 99% interest in the land and IBC contributed its 1% interest in the land and $218,000 in cash. IBC is obligated to fund any operating deficits; however, IGC has provided these funds. Both partners retain a 1% general partner and 49% limited partner interest in the cash flows, and IGC provides management services for this property. At March 31, 1994 and 1993, fees were $5,000 and $5,000, respectively. At March 31, 1994, unpaid management fees and operating deficit loans due IGC was $427,000 of which $282,000 is reserved.

     IBC and its affiliates own certain U.S. commercial properties and apartment projects in the U.S. for which IGC provides property management services for fees of 2.5% to 4.5% of rental income. Effective January 1993, the Board of Directors approved a reduction in the management fees for one of these projects from 4.5% to 2.5% until the project has cash flow sufficient to bring the unpaid fees up to date and pay the 4.5% fee. During the first three months ended March 31, 1994 and 1993, property management fee income from these affiliates was approximately $52,000 and $45,000, respectively. During the first three months ended March 31, 1994 and 1993, IGC earned $-0- and $39,000, respectively, from IBC for development fees for the Village Lake Apartment project. As of March 31, 1994, $425,000 of management and development fees and other allocated costs were unpaid by these affiliates of which $420,000 was reserved.

     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's principal executive offices are located. A total of 23,400 square feet of office space is leased by IGC and affiliates at approximately $282,000 per year (subject to adjustment for inflation). The lease expires in the year 2001. During the first three months ended March 31, 1994 and 1993, IGC's annual rent for its share of the leases were $44,000 and $49,000, respectively.

     As of September 30, 1991, IGC sold a 31% interest (38.75% of its ownership interest) in HDA to IBC, reducing IGC's 80% partnership interest in HDA to 49%.

An unaffiliated partner holds the remaining 20% interest. The purchase price consisted of $10,000 cash payment, a $121,000 note payable by IBC out of distributions from HDA. In April 1994, $103,000 was collected, leaving a balance of $17,000 on this note. As a result of this transaction which reduced IGC's ownership interest to 49%, the assets and liabilities of HDA are no longer consolidated with those of IGC.

     IGC, as limited partner, and IBC, as general partner, have formed Equus Gaming Company ("Equus), a general partnership that through its wholly-owned subsidiary, Virginia Jockey Club, Inc. ("VJC"), has applied for a license to construct and operate a thoroughbred racing facility in Virginia, and IGC currently is funding all costs regarding VJC. Deferred costs regarding VJC as of March 31, 1994 totaled approximately $808,000. Equus' partnership agreement provides that in the event VJC obtains a Virginia racing license, in lieu of the Proposed Distribution IBC and IGC will transfer their interest in HDA to Equus. The transfer will be structured to avoid a termination of HDA for federal income tax purposes. IGC and IBC expect to convert Equus to a limited partnership or other form of limited liability entity prior to IGC's distributing to its unitholders all or a substantial portion of its interests in Equus. The transfer to Equus and the subsequent distribution would be subject to required regulatory approvals, including the Racing Board, and consent of certain IGC creditors.

     IGC and IBC have also engaged in property sales and certain other related party transactions. During 1989, IBC purchased 5.01 acres of commercial land for the development of an apartment complex for the appraised value of $1 million ($218,000 cash down payment and a five-year note of $874,000 requiring quarterly payments of $22,000 and a balloon payment of the balance on September 28, 1994). The outstanding balance of the note and interest as of March 31, 1994 was $703,000. This note was originally secured by the 5.01-acre site. In 1992, the Company pledged this note to a vendor as collateral for outstanding payables. To permit the construction of the Village Lake Apartments to proceed, the vendor and the Company's Board of Directors approved the release of 3.78 of the 5.01 acres, without payment, in exchange for an assignment of IBC's 99% interest in Village Lake L.P., Santa Maria and a mortgage on an additional real estate parcel.

     The Company and IBC entered into an agreement in 1990 pursuant to which $1.7 million of the Company's outstanding advances to IBC in 1990 were satisfied by the conveyance by IBC to the Company of approximately $3.8 million in receivables from SVA, in which IBC is the sole general partner and a limited partner, together with options to purchase IBC's 1% general and 51% limited partnership interests in SVA. As SVA has been operating at a cash deficit since inception, none of these receivables have been paid to IGC. Pursuant to the agreement, in order to enhance the ultimate liquidity of the Company's receivables from SVA, the Company has the right at any time after December 31, 1993 to require IBC to repurchase the receivables ("SVA Repurchase") for an amount equal to $2 million plus interest from the date of the agreement. The repurchase amount was $2.8 million at March 31, 1994, of which $948,000 is reserved until collected. To date, the Company has not exercised the SVA Repurchase.

     The maximum amounts of outstanding receivables due IGC from IBC and other Wilson related entities (which include WSC, Advanced Power Systems, Inc., Community Homes and certain apartment projects), and excluding SVA receivables discussed in the previous paragraph, was $2.8 million during the year ended December 31, 1993. The outstanding receivables from these parties at March 31, 1994 and December 31, 1993 were $2.6 million, of which $1.2 million were reserved until collected.

     IGC provides management services to HDA pursuant to a management agreement which has a term of 15 years ending in December 2004. The management agreement was amended in December 1993 upon closing of a HDA refinancing to reduce the management fee to an annual fee of $250,000, adjusted beginning in 1994 by the percentage increase in CPI over the prior year. Prior to such amendment IGC received a management fee equal to 5% of the HDA's rental income. The HDA management fees earned in the first three months of 1994 and 1993 were $64,000 and $169,000, respectively.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The real estate industry is cyclical, and is especially sensitive to fluctuations in economic activity and movements in interest rates. Sales of new homes are affected by market conditions for rental properties and by the condition of the resale market for used homes, including foreclosed homes in certain cities as well as the competitive supply of other new homes for sale. An oversupply of rental real estate depresses rents and reduces incentives for renters to purchase homes. An oversupply of resale units depresses prices and reduces the margins available on sales of new homes. In addition, the slowing of the economy and its impact on consumer spending, particularly in over built markets, can adversely impact construction activity and demand for housing. However, entry level housing has traditionally not been as negatively influenced since financing has been readily available to individuals with small amounts of capital.

     The Company's homebuilding and community development sales are greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Long-term interest rates declined in 1993 to their lowest level in approximately 20 years making entry-level housing more affordable to homebuyers. However, the Company's home sales have decreased due to the reduction of its homebuilding operations in certain locations outside St. Charles. In addition in 1993, in St. Charles the focus was on lot sales to other builders which increased the Company's competition in the field of homebuilding and resulted in a decrease in the Company's St. Charles home sales.

     The following discussion and analysis covers changes in the results of operations for the three months ended March 31, 1994 as compared to the results of the three months ended March 31, 1993.

THREE MONTHS ENDED MARCH 31, 1994 AND 1993

     Revenues. Revenues for the three months ended March 31, 1994 increased 29% to $12.6 million from $9.8 million in the prior comparable period primarily due to increase in revenues from investment properties and the impact of the consolidation of three apartment project partnerships reflected in the 1994 quarter.

     Lot sales decreased to $2 million for the three months ended March 31, 1994 from $2.4 million for the same period in 1993. The decrease in 1994 is primarily attributable to a decrease in townhome lot sales, offset in part by increases in commercial and industrial sales and single-family residential lot sales. Lot sales are summarized as follows:


                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                        1994             1993
                                                        ----             ----
                                                            (In thousands)
Industrial/Commercial lots
  U.S. - Commercial                                    $  624           $   --
  Puerto Rico
    Recognition of deferred income                        123              125

Residential lots
  St. Charles
    Single-family lots (16 in 1994, 13 in 1993)           759              590
    Townhome lots (49 in 1993)                             --            1,221
  Montclair
    Townhome lots (7 in 1993)                              --              242
    Condominium lots (44 in 1994)                         485               --
  Westbury single-family lots (2 in 1994 and 1993)         52               55

U.S. undeveloped land                                      --              162
                                                       ------           ------
                                                       $2,043           $2,395
                                                       ======           ======
Average residential lot sales price
  St. Charles
    Single-family lot                                  $   47           $   45
    Townhome lot                                           --               25
  Montclair
    Townhome lot                                           --               35
    Condominium lot                                        11               --
  Westbury lot                                             26               28

     Home sales increased 11% to $4.9 million for the three months ended March 31, 1994 from $4.5 million for same period of 1993. The increase is summarized as follows:

                                        Three Months Ended March 31,
                            ---------------------------------------------------
                                      1994                        1993
                            -----------------------    ------------------------
                            Average                    Average
                             Sales   Units              Sales   Units
                             Prices  Closed Backlog     Prices  Closed  Backlog
                            -------  ------ -------    -------  ------  -------
                                              (In thousands)
Home Sales
  Tract Homebuilding
    Division
      St. Charles, MD         $153     12      27        $134      23      30
      Lexington Park, MD        --     --       1          --      --      --
      Montclair, VA             --     --       1          --      --      --
  Scatter-Site
    Homebuilding Division
      (excludes lots)           78     40     139          76      19     118
                                      ---     ---                 ---     ---
                                95     52     168         108      42     148
                                      ===     ===                 ===     ===


     Revenues from investment properties, management fees and other income increased to $5.6 million for the three months ended March 31, 1994 from $2.9 million in the same period of 1993. These changes are summarized below:

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     1994             1993
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Investment in partnerships                        $3,458           $  852
  Equity in income of HDA                               --              835
Management fees                                        969            1,043
Apartment rental income                              1,051               --
Interest and other income                               99              162
                                                    ------           ------
                                                    $5,577           $2,892
                                                    ======           ======


     Revenues from investment in partnerships increased primarily due to distributions received from a partnership owning four Puerto Rico apartment projects that were refinanced. This partnership qualifies as a Puerto Rico special partnership and, as such, partners are not liable for losses in excess of their capital investment. Cash flow distributions received on this investment reduced the carrying value to zero and additional distributions have been recognized as revenue. The revenue from these distributions is the principal reason the revenues from investment in partnerships during the three months ended March 31, 1994 increased to $3.5 million from $.9 million for the same period in 1993.

     HDA is a special partnership under Puerto Rico law and partners of such partnerships are not liable for losses in excess of their capital investment. Due to the costs related to the refinancing of HDA debt in 1993 and HDA cash distributions, the partners' capital account is in a deficit position. Also, the Company has announced the Proposed Distribution of its interest in HDA to its unitholders. As a result of the deficit position of HDA and the Proposed Distribution, IGC did not recognize earnings from HDA during the first quarter of 1994 and does not expect to recognize any earnings in the future. During the first quarter of 1993, $.8 million of equity in earnings of HDA was recorded.

     During May 1993, the Company purchased from an unaffiliated party an additional 20% limited partnership interest in Lancaster, increasing its ownership to 60%. During August 1993, the partnership owning the New Forest and Fox Chase Apartment complexes purchased the 50% partnership interests of an unaffiliated party thereby increasing IGC's interest in these partnerships from 40% to 90%. Prior to these purchases, the Company accounted for these interests under the equity method. The March 31, 1994 financial statements include the operations of Lancaster, New Forest and Fox Chase.


GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING.

     Gross profits from community development increased to 40% from 22% primarily due to (a) increased commercial lot sales which typically have a higher gross margin than residential lot sales and (b) a reduction in period costs. Gross profits from community development are summarized as follows:

                                           Three Months Ended March 31, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)

Industrial/Commercial lots
  U.S.                                   $  624    $  181      $  443      71%
  Puerto Rico
    Recognition of deferred income          123        20         103      84%

U.S. Residential lots
  St. Charles
    Developed single-family lots            759       384         375      49%
  Montclair
    Condominium lots                        485       431          54      11%
  Westbury single-family lots                52        50           2       4%

U.S. undeveloped land

Period costs                                 --       160        (160)      --
                                         ------    ------      ------
                                         $2,043    $1,226      $  817      40%
                                         ======    ======      ======

                                           Three Months Ended March 31, 1993
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)

Industrial/Commercial lots
  Puerto Rico
    Recognition of deferred income          125        20         105      84%

U.S. Residential lots
  St. Charles
    Developed single-family lots            590       319         271      46%
    Developed townhome lots               1,221       794         427      35%
  Montclair
    Townhome lots                           242       235           7       3%
    Condominium lots                         --        --          --       --
  Westbury single-family lots                55        53           2       4%

U.S. undeveloped land                       162       162          --       --

Period costs                                 --       291        (291)      --
                                         ------    ------      ------
                                         $2,395    $1,874      $  521      22%
                                         ======    ======      ======


     Gross profits from homebuilding operations for the three months ended March 31, 1994 and 1993 are summarized as follows:

                                            Three Months Ended March 31,
                                      ----------------------------------------
                                             1994                 1993
                                      -------------------   ------------------
                                                  Gross                Gross
                                                  Profit               Profit
                                                  Margins              Margins
                                                  -------              -------

Home sales                                $4,949               $ 4,540
Cost of sales excluding marketing          4,289                 3,808
                                          ------               -------
Gross profits before selling and
  marketing costs                         $  660    13%        $   732    16%
                                          ======               =======


     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including pricing, efficiency of homebuilding operations, financing costs (including costs of subsidizing customer financing, if any) and differences in gross profit margins between the homebuilding divisions. The lower margins in 1994 are primarily due to the mix of sales, some price reductions and increased carrying costs on a per unit basis.

     General and Administrative Expenses, Depreciation and Amortization and Interest Expense. These expenses for the three months ended March 31, 1994 and 1993 were as follows:

                                                      1994             1993
                                                   ----------       ----------

General and administrative                            $1,927           $2,112
Depreciation and amortization                            145              170
Interest expense                                         465              508
Rental apartment expense                               1,120               --
                                                      ------           ------
                                                      $3,657           $2,790
                                                      ======           ======


     General and administrative, depreciation and amortization and interest expense during the 1994 and 1993 periods were generally comparable. Rental apartment expense in 1994 includes the expenses of Lancaster, New Forest and Fox Chase which were not consolidated in the 1993 period. The Company's share of these partnership losses were previously accounted for on the equity method (see Note 3).

     Provision for Income Tax. The provision for income taxes increased to $1 million compared to $.3 million in the first three months of 1993 due to taxable income resulting from distributions received from partnerships in Puerto Rico that refinanced their apartment projects. In addition, the implementation in 1993 of FSAS No. 109 generated a $1.5 million Puerto Rico income tax credit.

     Net Income. As a result of changes in revenue and expenses discussed above, net income before the beneficial effect of accounting change for the three months ended March 31, 1994 decreased to $2.1 million from $2.3 million

GOING CONCERN, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and lot sales, property management fees, and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992.

     During 1994, the Company continued to make progress in completing the objectives it set forth in its restructuring. New or amended loan agreements have now been executed for all loans which required restructuring except for two loans currently in default aggregating $7.0 million with Maryland National Corporation ("MNC") now owned by NationsBank. The Company has received a commitment letter from the bank granting a one year extension with two six month renewals on each of these loans which will clear the event of default and a closing of the restructured loan is expected to occur by June 30, 1994. The commitment letter provides for minimum principal payments totaling $3.7 million from December 1, 1994 to November 30, 1995 and cross-collateralization with the other NationsBank loan. Payments made on one loan in excess of minimum mandatory payments may be applied to the minimum mandatory payment of the other loans. Management expects to meet these required payments through the sale or refinancing of land held by MNC as collateral. The commitment also requires additional collateral represented by a secondary collateral position on certain commercial land and the Company's interest in partnerships which own rental apartments. The approval of the FDIC, the first lienholder, is required for MNC's secondary collateral position.

     Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Working capital for overhead and other cash needs in 1994 is expected to be met through property management fees, and net proceeds from the LDA land sale discussed below.

     In March 1991, the Company's 80% owned subsidiary, Land Development Associates, S.E. ("LDA"), sold a 61 acre parcel of land in the planned Parque Escorial development to a major retailer who intends to develop a shopping center ("LDA Land Sale"). The Company expects to close the $12 million sale by June 30, 1994 and receive approximately $1.9 million from the sales proceeds after setting aside amounts for infrastructure development and making land release payments and distributions to LDA's 20% minority partner.

     During the first quarter, IGC has generated cash flow from its operations to meet its operating cash flow needs. If IGC's pending requests for extensions and renewals of bank debt are granted, it continues to generate lots sales consistent with or in excess of 1993 levels, the proceeds of financing together with cash from operations and/or asset sales will, in the opinion of IGC management, be adequate to meet IGC's liquidity requirements.

     Additional potential sources of liquidity include cash that could be generated from four partnerships in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects in HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which case the Company will endeavor to retain the right to manage the properties. It is anticipated that any closing pursuant to LIHPRHA will be accomplished in 1995 and the Company would expect to receive approximately $10.0 million net of taxes. These distributions are assigned to the FDIC for debt of $9.6 million and, as discussed above, MNC will be given a secondary assignment of the distributions.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 22, 1993, the Company filed suit against the County Commissioners of Charles County, Maryland in the Circuit Court for Charles County seeking compensation for a school site that it had deeded to the County on June 26, 1990. The Company seeks a minimum of $3.2 million, equal to the fair market value of the school site. The action seeks to enforce an agreement settling litigation between the parties that was entered into in 1989. Under the terms of that agreement, the County agreed to credit the Company for school sites contributed and also agreed to refund to the Company any excess school impact fees paid. The County Commissioners and IGC requested a partial summary judgment and the hearing was held on September 17, 1993. The Court recently granted the County's partial summary judgment motion and directed the Company to file its suit for compensation in the Maryland Tax Court. The Company has appealed that decision in the Court of Special Appeals of Maryland and filed for relief in the Maryland Tax Court.

     In a separate proceeding, the Company filed suit in 1990 against the County Commissioners in the Circuit Court for Charles County to enforce a related settlement agreement that required the County to conduct an appropriate water and sewer connection fee study. On June 22, 1992, judgment was rendered in favor of the Company. The judgment required the County to conduct the appropriate water and sewer connection fee study and set fees for St. Charles in accordance with that study. The County has appealed the judgment to the Court of Special Appeals of Maryland, and has also sought reconsideration of the judgment from the Circuit Court. On April 26, 1994, the Circuit Court for Charles County, Maryland denied the County's Motion to Act On or Amend the Judgment.

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who is now conducting an investigation. The investigation is in a preliminary stage and the Company is not in a position to determine whether it will be charged with a violation of the Clean Water Act or other laws relating to wetlands preservation or, if charged, what the outcome will be.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company has two loans currently in default aggregating $7.0 million with Maryland National Corporation ("MNC") now owned by NationsBank. The Company has received a commitment letter from the bank granting a one year extension with two six month renewals on each of these loans which will clear the event of default and a closing of the restructured loan is expected to occur by June 30, 1994. The commitment letter provides for minimum principal payments totaling $3.7 million from December 1, 1994 to November 30, 1995 and cross-collateralization with the other NationsBank loan. Payments made on one loan in excess of minimum mandatory payments may be applied to the minimum mandatory payment of the other loans. Management expects to meet these required payments through the sale or refinancing of land held by MNC as collateral. The commitment also requires additional collateral represented by a secondary collateral position on certain commercial land and the Company's interest in partnerships which own rental apartments. The approval of the FDIC, the first lienholder, is required for MNC's secondary collateral position.

     The Company was in technical default on the Signet loans aggregating $10.4 million as it has not met certain minimum sales requirements as of March 31, 1994 and the bank has agreed to formally waive this technical default.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
- - -------  -----------------------------------------   --------------------------


10(a)    Employment Agreement with Gregory G.        Filed under cover SE
         Kreizenbeck dated March 1, 1994


        (b)  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERSTATE GENERAL COMPANY L.P.
                                            -------------------------------
                                                      (Registrant)


                                            By:  Interstate General Management
                                                 Corporation
                                                 Managing General Partner


Dated:   May 16, 1994                       By:  /s/ James J. Wilson
        ---------------                          -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:   May 16, 1994                       By:  /s/ Donald G. Blakeman
        ---------------                          -----------------------------
                                                 Donald G. Blakeman
                                                 Executive Vice President

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
- - -------                                    -------


 P10.a             Employment Agreement with Gregory G. Kreizenbeck