Form 10-Q/A
period 1994-03-31
INTERSTATE GENERAL CO L P
filed 1994-05-18
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A1

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

                        INTERSTATE GENERAL COMPANY L.P.
                                  FORM 10-Q/A1
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

     During 1994, the Company continued to make progress in completing the objectives it set forth in its restructuring. New or amended loan agreements have now been executed for all loans which required restructuring except for two loans currently in default aggregating $7.0 million with Maryland National Corporation ("MNC") now owned by NationsBank. The Company has received a commitment letter from the bank granting a one year extension with two six month renewals on each of these loans which will clear the event of default and a closing of the restructured loans is expected to occur by June 30, 1994. The commitment letter provides for minimum principal payments totaling $3.7 million from December 1, 1994 to November 30, 1995 and cross-collateralization with the other NationsBank loan. Payments made on one loan in excess of minimum mandatory payments may be applied to the minimum mandatory payment of the other loans. Management expects to meet these required payments through the sale or refinancing of land held by MNC as collateral. The commitment also requires additional collateral represented by a secondary collateral position on certain commercial land and the Company's interest in partnerships which own rental apartments. The approval of the FDIC, the first lienholder, is required for MNC's secondary collateral position.

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

     Home sales increased 8.9% to $4.9 million for the three months ended March 31, 1994 from $4.5 million for same period of 1993. The increase is summarized as follows:

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

     During 1994, the Company continued to make progress in completing the objectives it set forth in its restructuring. New or amended loan agreements have now been executed for all loans which required restructuring except for two loans currently in default aggregating $7.0 million with Maryland National Corporation ("MNC") now owned by NationsBank. The Company has received a commitment letter from the bank granting a one year extension with two six month renewals on each of these loans which will clear the event of default and a closing of the restructured loans is expected to occur by June 30, 1994. The commitment letter provides for minimum principal payments totaling $3.7 million from December 1, 1994 to November 30, 1995 and cross-collateralization with the other NationsBank loan. Payments made on one loan in excess of minimum mandatory payments may be applied to the minimum mandatory payment of the other loans. Management expects to meet these required payments through the sale or refinancing of land held by MNC as collateral. The commitment also requires additional collateral represented by a secondary collateral position on certain commercial land and the Company's interest in partnerships which own rental apartments. The approval of the FDIC, the first lienholder, is required for MNC's secondary collateral position.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company has two loans currently in default aggregating $7.0 million with Maryland National Corporation ("MNC") now owned by NationsBank. The Company has received a commitment letter from the bank granting a one year extension with two six month renewals on each of these loans which will clear the event of default and a closing of the restructured loans is expected to occur by June 30, 1994. The commitment letter provides for minimum principal payments totaling $3.7 million from December 1, 1994 to November 30, 1995 and cross-collateralization with the other NationsBank loan. Payments made on one loan in excess of minimum mandatory payments may be applied to the minimum mandatory payment of the other loans. Management expects to meet these required payments through the sale or refinancing of land held by MNC as collateral. The commitment also requires additional collateral represented by a secondary collateral position on certain commercial land and the Company's interest in partnerships which own rental apartments. The approval of the FDIC, the first lienholder, is required for MNC's secondary collateral position.

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

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
- - -------  -----------------------------------------   --------------------------


10(a)    Employment Agreement with Gregory G.        Filed herewith
         Kreizenbeck dated March 1, 1994


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


Dated:   May 18, 1994                       By:  /s/ James J. Wilson
        ---------------                          -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:   May 18, 1994                       By:  /s/ Donald G. Blakeman
        ---------------                          -----------------------------
                                                 Donald G. Blakeman
                                                 Executive Vice President

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
- - -------                                    -------


 10.a             Employment Agreement with Gregory G. Kreizenbeck dated
                  March 1, 1994.