Form 10-Q
period 1994-06-30
INTERSTATE GENERAL CO L P
filed 1994-08-12
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994, OR

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes /X/                   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           10,119,460 Class A Units
                            ------------------------

                        INTERSTATE GENERAL COMPANY L.P.
                                   FORM 10-Q
                                     INDEX






PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of Income for
                 the Six Months Ended June 30, 1994 and
                 1993. (Unaudited)                                           3

               Consolidated Statements of Income for
                 the Three Months Ended June 30, 1994 and
                 1993. (Unaudited)                                           5

               Consolidated Balance Sheets at June 30, 1994
                 (Unaudited) and December 31, 1993.                          6

               Consolidated Statements of Changes in
                 Partners' Capital for the Six
                 Months Ended June 30, 1994.
                 (Unaudited)                                                 9

               Consolidated Statements of Cash Flow for the
                 Six Months Ended June 30, 1994 and 1993.
                 (Unaudited)                                                10

               Consolidated Statements of Cash Flow for the
                 Three Months Ended June 30, 1994 and 1993.
                 (Unaudited)                                                11

               Notes to Consolidated Financial Statements.                  12

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Six
               and Three Months Ended June 30, 1994 and 1993.               26

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            39

Item 5.        Other Information                                            40

Item 6.        Exhibits and Reports on Form 8-K                             41

               Signatures                                                   42

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)


                                                       1994            1993
                                                   -----------     ------------

REVENUES:
  Homebuilding - home sales                         $   10,005      $   10,798
  Community development - lot sales                     16,719           7,137
  Revenues from investment properties -
    Investment in partnerships                           4,255           1,425
    Equity in income of
      Housing Development Associates S.E. ("HDA")           --           1,436
    Apartment rental income                              2,158             408
  Management fees, substantially all
    from related entities                                1,876           2,063
  Interest and other income                                187             300
                                                    ----------      ----------
    Total revenues                                      35,200          23,567
                                                    ----------      ----------


EXPENSES:
  Cost of home sales                                     9,073           9,305
  Cost of lot sales                                     10,671           5,018
  Selling and marketing                                    680             571
  General and administrative                             3,903           4,091
  Rental apartment expense                               2,173             441
  Depreciation and amortization                            307             280
  Interest expense                                       1,093             983
                                                    ----------      ----------
    Total expenses                                     27,900          20,689
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 7,300           2,878
                                                    ----------      ----------

PROVISION FOR INCOME TAXES:
  Current                                                2,002              10
  Deferred                                                 833             510
                                                    ----------      ----------
    Total taxes                                          2,835             520
                                                    ----------      ----------

INCOME BEFORE MINORITY INTERESTS                         4,465           2,358
  Minority interest in
    Land Development Associates S.E. ("LDA")               700              41
                                                    ----------      ----------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                            3,765           2,317
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      --           1,500
                                                    ----------      ----------
NET INCOME                                          $    3,765      $    3,817
                                                    ==========      ==========

                        INTERSTATE GENERAL COMPANY L.P.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                       FOR THE SIX MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)


                                                       1994            1993
                                                   -----------     ------------

PER UNIT AMOUNTS--
  NET INCOME BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                     $      .37      $      .23
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    --             .14
                                                    ----------      ----------
NET INCOME PER UNIT                                 $      .37      $      .37
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       38      $       38
  LIMITED PARTNERS                                       3,727           3,779
                                                    ----------      ----------
                                                    $    3,765      $    3,817
                                                    ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                      10,085          10,079
                                                    ==========      ==========






























                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                       1994            1993
                                                   -----------     ------------
REVENUES:
  Homebuilding - home sales                         $    5,056      $    6,263
  Community development - lot sales                     14,676           4,741
  Revenues from investment properties -
    Investment in partnerships                             797             574
    Equity in income of
      Housing Development Associates S.E.                   --             601
    Apartment rental income                              1,107             408
  Management fees, substantially all
    from related entities                                  907           1,019
  Interest and other income                                 88             138
                                                    ----------      ----------
    Total revenues                                      22,631          13,744
                                                    ----------      ----------
EXPENSES:
  Cost of home sales                                     4,784           5,444
  Cost of lot sales                                      9,445           3,142
  Selling and marketing                                    396             319
  General and administrative                             1,998           2,055
  Rental apartment expense                               1,053             441
  Depreciation and amortization                            162             125
  Interest expense                                         628             475
                                                    ----------      ----------
    Total expenses                                     18,466          12,001
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 4,165           1,743
                                                    ----------      ----------
PROVISION FOR INCOME TAXES:
  Current                                                  886              --
  Deferred                                                 929             224
                                                    ----------      ----------
   Total taxes                                           1,815             224
                                                    ----------      ----------
INCOME BEFORE MINORITY INTERESTS                         2,350           1,519
  Minority interest in LDA                                 678              20
                                                    ----------      ----------

NET INCOME                                          $    1,672      $    1,499
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .16      $      .15
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       17      $       15
  LIMITED PARTNERS                                       1,655           1,484
                                                    ----------      ----------
                                                    $    1,672      $    1,499
                                                    ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                      10,088          10,079
                                                    ==========      ==========
                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S


                                                     June 30,     December 31,
                                                       1994           1993
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)
CASH AND SHORT-TERM INVESTMENTS
  including restricted cash of $8,492
  and $2,587 at June 30, 1994 and
  December 31, 1993, respectively                   $ 10,183       $  4,596
                                                     --------       --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                              26,387         26,683
    Puerto Rico                                        24,607         31,389
    Other United States locations                      18,107         18,660
    Notes receivable on lot sales, net of
      reserves of $310 and $230
      as of June 30, 1994 and
      December 31, 1993, respectively                   1,596          1,785
    Other                                                 281            359
                                                     --------       --------
                                                       70,978         78,876
                                                     --------       --------

ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                    5,892          6,645
  Mortgages receivable                                    230            396
  Receivables on home sales                               663            405
  Other                                                   123            120
                                                     --------       --------
                                                        6,908          7,566
                                                     --------       --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment in residential rental
    partnerships, net of deferred income and
    reserves of $4,795 and $5,054 at June 30,
    1994 and December 31, 1993, respectively           10,782         14,953
  Investment properties, net of accumulated
    depreciation and amortization of
    $4,419 and $4,106 as of June 30,
    1994 and December 31, 1993, respectively           24,215         24,551
  Other receivables, net of reserves of
    $2,918 and $2,800 as of June 30,
    1994 and December 31, 1993, respectively            2,298          2,610
  Other                                                 1,202            593
                                                     --------       --------
                                                       38,497         42,707
                                                     --------       --------

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                            A S S E T S (continued)



                                                     June 30,     December 31,
                                                       1994           1993
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)

OTHER ASSETS
  Property, plant and equipment, less
    accumulated depreciation of $1,857
    and $1,837 as of June 30, 1994 and
    December 31, 1993, respectively                     1,591          1,704
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $660 and $584 as of June 30,
    1994 and December 31, 1993, respectively            2,374          2,450
  Deferred costs regarding waste technology
    and other                                           2,037          2,415
                                                     --------       --------
                                                        6,002          6,569
                                                     --------       --------
                                                     $132,568       $140,314
                                                     ========       ========



























                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                    June 30,     December 31,
                                                      1994           1993
                                                  ------------   ------------
                                                  (Unaudited)     (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued
    liabilities                                      $  4,184       $  3,661
  Mortgages and notes payable                             412            428
  Accrued income tax liability
    Current                                             2,392            390
    Deferred                                            1,822            989
                                                     --------       --------
                                                        8,810          5,468
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        37,510         50,137
  Non-recourse debt                                     2,464          2,762
  Loan payable to HDA                                  13,296         12,684
  Accounts payable and accrued liabilities              2,006          2,553
  Deferred income                                         171            199
                                                     --------       --------
                                                       55,447         68,335
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         3,016          3,320
  Accounts payable and accrued liabilities              3,438          4,231
                                                     --------       --------
                                                        6,454          7,551
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,742          1,857
  Non-recourse debt                                    22,400         22,457
  Accounts payable, accrued liabilities
    and deferred income                                 2,140          2,401
                                                     --------       --------
                                                       26,282         26,715
                                                     --------       --------
    Total Liabilities                                  96,993        108,069
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                               193            155
  Limited partners' capital-10,098,960 Units
    issued and outstanding as of June 30, 1994
    and 10,081,810 as of December 31, 1993             35,382         32,090
                                                     --------       --------
    Total partners' capital                            35,575         32,245
                                                     --------       --------
                                                     $132,568       $140,314
                                                     ========       ========
                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------


1994
- - ----

Balances, December 31, 1993            $   155        $32,090         $32,245

Net income for the three
  months ended March 31, 1994               21          2,072           2,093

Employee Unit option exercised              --              2               2
                                       -------        -------         -------
Balances, March 31, 1994               $   176        $34,164         $34,340

Net income for the three months
  ended June 30, 1994                       17          1,655           1,672

Employee/Director Unit option exercised     --             67              67

Cash distributions to partners              --           (504)           (504)
                                       -------        -------         -------
Balances, June 30, 1994                $   193        $35,382         $35,575
                                       =======        =======         =======


















                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                (In thousands)
                                  (Unaudited)
                                                           1994        1993
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 3,765      $3,818
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             307         390
        Investment properties                                 313          --
      Provision for income taxes
        Current                                             2,002          10
        Deferred                                              833         510
      Equity in earnings of partnerships                     (932)     (1,995)
      Increase in sponsor and developer fees
         from partnerships and other                         (162)       (168)
      Cumulative effect of accounting change                   --      (1,500)
      (Decrease) in
        Accounts payable and accrued liabilities             (812)       (561)
        Deferred income                                       (28)        (16)
      Decrease (increase) in
        Receivables                                           355       1,305
        Homebuilding assets                                   492         702
        Community development assets                        7,679       1,352
        Restricted cash                                    (5,905)       (192)
                                                          -------     -------
  Net cash provided by operating activities                 7,907       3,655
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related to investment properties       4,668       2,054
  Reductions (additions) to other assets                      289        (579)
                                                          -------     -------
  Net cash provided by investing activities                 4,957       1,475
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from HDA                                              613          --
  Cash proceeds from debt financing                         2,238       3,724
  Payment of debt                                         (15,598)    (10,370)
  Employee/Director Unit options exercised                     69          --
  Cash distributions to partners                             (504)         --
                                                          -------     -------
  Net cash used in financing activities                   (13,182)     (6,646)
                                                          -------     -------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS              (318)     (1,516)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR          2,009       2,263
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR              $ 1,691     $   747
                                                          =======     =======
SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount capitalized)                 2,121       1,767
  Income taxes paid                                            --          --

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                (In thousands)
                                  (Unaudited)
                                                           1994        1993
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 1,672      $1,498
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             144         220
        Investment properties                                 156          --
      Provision for income taxes
        Current                                               886          --
        Deferred                                              929         224
      Equity in earnings of partnerships                     (265)       (839)
      Increase in sponsor and developer fees
         from partnerships and other                          (81)        (56)
      Increase (decrease) in
        Accounts payable and accrued liabilities              815        (451)
        Deferred income                                        --        (431)
      Decrease (increase) in
        Receivables                                            40       1,760
        Homebuilding assets                                   103         245
        Community development assets                        7,524       1,677
        Restricted cash                                    (6,376)        (35)
                                                          -------     -------
  Net cash provided by operating activities                 5,547       3,812
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase (decrease) in assets related
    to investment properties                                 (853)        517
  Reductions (additions) to other assets                      480        (423)
                                                          -------     -------
  Net cash (used) provided by investing activities           (373)         94
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from HDA                                              344          --
  Cash proceeds from debt financing                         1,186       2,138
  Payment of debt                                          (6,166)     (7,076)
  Employee/Director Unit options exercised                     67          --
  Cash distributions to partners                             (504)         --
                                                          -------     -------
  Net cash used in financing activities                    (5,073)     (4,938)
                                                          -------     -------
NET INCREASE (DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                                     101      (1,032)
CASH AND SHORT-TERM INVESTMENTS, MARCH 31                   1,590       1,779
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, JUNE 30                  $ 1,691     $   747
                                                          =======     =======
SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount capitalized)                 1,059       1,497
  Income taxes paid                                            --          --

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (Unaudited)



(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1993 financial statements have been reclassified to conform to the 1994 presentation. The operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year. Net income per unit is calculated on weighted average units outstanding and on 1% general partnership interest.

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

     During 1994, the Company continued to make progress in completing the objectives it set forth in its restructuring. New or amended loan agreements have been executed for all loans which required restructuring. Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Signet Bank is considering the Company's proposal to reduce the collateral release prices in exchange for additional land as collateral. Based on discussions with the bank, management expects the loan to be extended to December 31, 1995, but the documents for the extension and modification of the release prices will not be executed by the August 13, 1994 maturity date.

     Working capital for overhead and other cash needs in 1994 is expected to be met through property management fees, current sales proceeds in excess of release payments on debt and the additional proceeds to be available under the proposed Signet modification.

     If IGC's pending request for an extension and modification of the Signet bank debt is granted, and IGC continues to generate lot sales consistent with or in excess of 1993 levels, the proceeds of financing together with cash from operations will, in the opinion of IGC management, be adequate to meet IGC's liquidity requirements.

     Additional potential sources of liquidity include cash that could be generated in 1995 from four partnerships in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects in HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which case the Company will endeavor to retain the right to manage the properties. It is anticipated that any closing pursuant to LIHPRHA will be accomplished in 1995 and the Company would expect to receive approximately $10.0 million, net of taxes. These distributions are assigned to the FDIC for debt of $9.3 million and then to NationsBank.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of June 30, 1994, IGC manages and is a general partner in 29 real estate partnerships which own 32 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. The apartment projects are financed by non-recourse mortgages. Of the 6,559 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     The following table summarizes IGC's investment in residential rental partnerships:

                                                   June 30,       December 31,
                                                     1994            1993
                                                  -----------     -----------
                                                  (Unaudited)      (Audited)
                                                         (In thousands)

Long-term receivables, net of deferred
  income of $3,939 and $4,101 at
  June 30, 1994 and December 31, 1993,
  respectively                                       $ 3,011         $ 4,255
Other receivables, net of reserves of
  $856 as of June 30, 1994 and $953
  as of December 31, 1993                              1,245           1,377
Investment in partnerships                             6,526           9,321
                                                     -------         -------
                                                     $10,782         $14,953
                                                     =======         =======

     The combined condensed statements of income and the combined condensed statements of cash flow for the six month period ended June 30, 1994 and 1993, and the combined condensed balance sheets as of June 30, 1994 and December 31, 1993 are shown below for the partnerships owning residential rental properties:

                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  Six Months Ended June 30,
                                                 ----------------------------
                                                    1994            1993 (1)
                                                 -----------      -----------
                                                         (In thousands)

Revenues                                           $20,989          $22,097
                                                   -------          -------
Operating expenses
  Depreciation                                       3,223            3,393
  Other                                             16,981           18,499
                                                   -------          -------
                                                    20,204           21,892
                                                   -------          -------
Net income                                         $   785          $   205
                                                   =======          =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase") and New Forest Apartments General Partnership ("New Forest") for the six months ended June 30, 1993 are included above. The operations of these partnerships for the six months ended June 30, 1994 are consolidated with the Company's other operations in IGC's consolidated Statement of Income.

                             HOUSING PARTNERSHIPS'
                       COMBINED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S


                                                    June 30,       December 31,
                                                      1994            1993
                                                   -----------     -----------
                                                           (In thousands)

Rental apartments, at cost                           $241,164        $240,554
Accumulated depreciation                              (78,662)        (75,493)
                                                     --------        --------
                                                      162,502         165,061
                                                     --------        --------
Restricted cash and marketable securities:
  Residual receipt accounts                             6,063          18,781
  Replacement reserves and escrows                      9,760          10,320
                                                     --------        --------
    Total restricted cash and marketable securities    15,823          29,101

Cash and certificates of deposit                        4,154          18,862
                                                     --------        --------
    Total cash and marketable securities               19,977          47,963
                                                     --------        --------
Other assets                                            4,491           4,084
                                                     --------        --------
    Total assets                                     $186,970        $217,108
                                                     ========        ========


                       LIABILITIES AND PARTNERS' CAPITAL


                                                    June 30,       December 31,
                                                      1994            1993
                                                   -----------     -----------
                                                           (In thousands)

Non-recourse mortgage notes and accrued interest     $172,947        $185,099
Loans and interest payable to the Company              18,511          19,660
Other liabilities                                       3,449           3,949
                                                     --------        --------
    Total liabilities                                 194,907         208,708
                                                     --------        --------
Partners' capital
  Capital contributions, net of distributions             786          17,908
  Accumulated deficit                                  (8,723)         (9,508)
                                                     --------        --------
    Total partners' capital                            (7,937)          8,400
                                                     --------        --------
    Total liabilities and partners' capital          $186,970        $217,108
                                                     ========        ========

                              HOUSING PARTNERSHIPS'
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Six Months Ended June 30,
                                                 ----------------------------
                                                    1994            1993 (1)
                                                 -----------      -----------
                                                         (In thousands)


Revenues                                           $20,989          $22,097
                                                   -------          -------

Cash expenditures
  Total expenses                                    20,204           21,892
  Less - Depreciation                               (3,223)          (3,393)
         Other non-cash expenses                      (251)            (405)
                                                   -------          -------
                                                    16,730           18,094

  Mortgage principal                                 1,269              760
  Capital additions                                    356              605
                                                   -------          -------
      Total cash expenditures                       18,355           19,459
                                                   -------          -------
Cash flow before distributions                     $ 2,634          $ 2,638
                                                   =======          =======


     (1) The cash flow activity for Fox Chase and New Forest for the six months ended June 30, 1993 are included above. These activities for the six months ended June 30, 1994 are reflected in IGC's Consolidated Statement of Cash Flow.


     The FHA, Puerto Rico Housing Finance Corporation ("PRHFC"), State and District of Columbia housing agencies and the partnership agreements require that the accumulation of cash in the partnerships be sufficient to liquidate all current liabilities before distributions to partners are permitted. During 1993 and 1994, four partnerships owning seven apartment projects were released from these restrictions as part of mortgage refinancings. Most of the partnership agreements provide that IGC receive a zero to 5% interest in profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions.

Thereafter, IGC generally shares in 50% of cash distributions from operations.

(4)  INVESTMENT IN REAL ESTATE VENTURES RELATING TO HORSE RACING

     As of June 30, 1994, HDA, a limited partnership that owns the only thoroughbred race track in Puerto Rico was owned 49% by IGC, 31% by IBC and 20% by an unaffiliated partnership. The race track facilities are leased to ECOC, which as of June 30, 1994, was an effectively 29.4% owned non-consolidated affiliate of IGC.

     In December 1992, IGC announced plans to distribute to its public unitholders all or a substantial portion of its interest in HDA (the "Proposed Distribution"). The announcement also provided that the interests in HDA owned by IGC and IBC would be distributed pro rata to IGC unitholders.

     In September 1993, IGC and IBC formed a general partnership, Equus Gaming Company ("Equus") to hold their interests in HDA and to organize and to hold the stock of Virginia Jockey Club, Inc. ("VJC"). IBC is the managing general partner of Equus. IGC and IBC each contributed $100 in exchange for ownership interests of approximately 62% and 38% respectively. In October 1993, VJC (100% owned by Equus) submitted an application to the Virginia State Racing Commission to construct and operate a thoroughbred horse racing facility in Virginia. IGC's Board of Directors has authorized IGC to provide up to $1,250,000 to cover VJC's costs. Deferred costs regarding VJC totalled $1,202,000 and $593,000 as of June 30, 1994 and December 31, 1993,
respectively.

     Equus, including its investment in VJC, is consolidated in the Company's financial statements. The Company's financial statements reflect the equity method of accounting for its investment in HDA. HDA is a special partnership under Puerto Rico law and partners of such partnerships are not liable for losses in excess of their capital investment. Due to the costs related to the refinancing of HDA debt in 1993 and HDA cash distributions, the partners' capital account is in a deficit position. Also, the Company has announced the Proposed Distribution of its interest in HDA to its unitholders. As a result of the deficit position in HDA and the Proposed Distribution, IGC did not recognize earnings from HDA during the first half of 1994 and does not expect to recognize any earnings in the future.

     Subsequent to June 30, 1994, IGC has completed a series of intermediary transactions to the Proposed Distribution. On July 21, 1994, the Puerto Rico Racing Board approved the issuance by HDA of a 15% interest to HDA Management Corporation ("HDAMC"). The entire equity interest in HDAMC is represented by warrants issued in December 1993 in connection with the refinancing of HDA indebtedness. As a result, IGC's, IBC's and the unaffiliated owner's interest in HDA were diluted to 41.65%, 26.35%, and 17%, respectively.

     On August 1, 1994, ECOC was reorganized as a nonstock corporation. As a result, IGC's ownership interest in ECOC was terminated. This transaction resulted in no financial impact to the Company.

     On August 2, 1994, IBC transferred its entire 26.35% HDA interest and IGC transferred a 40.65% profits interest in HDA to Equus. Equus was reorganized as a limited partnership between IGC (holding 99%) and a wholly owned subsidiary (holding 1%). IBC contributed its 38% interest in Equus to IGC.

     On August 12, 1994, Equus filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the distribution by IGC of 10,100,000 Units representing in the aggregate a 99% limited partnership interest in Equus. IGC expects to complete the Proposed Distribution when the Equus registration statement is declared effective by the SEC.

     HDA's condensed balance sheets as of June 30, 1994 and December 31, 1993 and the condensed statements of income for the six month period ended June 30, 1994 and 1993 are shown as follows:


                                      HDA
                               CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                    June 30,       December 31,
                                                      1994            1993
                                                   -----------     -----------
                                                           (In thousands)
Assets
  Cash                                                $ 3,551         $ 1,886
  Leased property, less accumulated
    depreciation of $6,919 and
    $6,157 at June 30, 1994 and
    December 31, 1993, respectively                    41,920          42,267
  Receivables from LDA                                 13,217          12,690
  Other assets                                          4,337           4,308
                                                      -------         -------
                                                      $63,025         $61,151
                                                      =======         =======
Liabilities and partners' deficit
  Accounts payable and accrued liabilities            $   413         $   669
  Debt-third parties                                   66,028          65,960
                                                      -------         -------
                                                       66,441          66,629
                                                      -------         -------
  Partners' deficit
    Capital contribution                                1,914           1,914
    Accumulated deficit                                (2,346)         (4,892)
    Distributions to partners                          (2,984)         (2,500)
                                                      -------         -------
                                                       (3,416)         (5,478)
                                                      -------         -------
                                                      $63,025         $61,151
                                                      =======         =======

                                      HDA
                         CONDENSED STATEMENT OF INCOME
                                  (Unaudited)

                                                  Six Months Ended June 30,
                                                 ----------------------------
                                                    1994             1993
                                                 -----------      -----------
                                                         (In thousands)

Revenues
  Rental income                                    $ 7,227          $ 6,293
  Equity in earnings of ECOC                            --              755
  Interest income                                      581              188
                                                   -------          -------
                                                     7,808            7,236
                                                   -------          -------
Expenses
  General and administrative                           184              364
  Depreciation and amortization                      1,005              877
  Interest                                           4,073            2,792
                                                   -------          -------
    Total expenses                                   5,262            4,033
                                                   -------          -------
Net income                                         $ 2,546          $ 3,203
                                                   =======          =======


     The race track facilities owned by HDA are leased to ECOC, an effectively 29.4%-owned non-consolidated affiliate of IGC until August 1, 1994. The lease agreement requires ECOC to pay annual rent of the greater of 25% of the race track commissions ("Basic Rent") or $7.5 million with annual adjustments based on any increase in the Consumer Price Index from 1989 ("Minimum Basic Rent"). In addition, ECOC is responsible for payment of all insurance, taxes and other costs to operate and to maintain the race track, and HDA is responsible for capital improvements, if any, up to certain specified limits.

     In December 1993, the Lease Agreement was amended to modify the rent and provide certain other covenants. The Basic Rent and Minimum Basic Rent under the revised Lease Agreement are unchanged. However, ECOC is obligated to pay additional fixed rent ("Fixed Rent") of $150,000 in 1994, $400,000 annually in 1995 through 1998 and $1.3 million in 1999.

(5)  DEBT

     The following notes are primarily collateralized by land, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:

                                            Stated
                              Maturity     Interest    June 30,   December 31,
Description by Lender           Date         Rate        1994         1993
- - -------------------------  --------------  --------  ------------ ------------
                                    (In thousands)

Non-recourse debt:
  Purchase money           Various from
    mortgages (6)          10-01-94 to
                           05-03-97 (3)     9%          $    670     $    670
  Community Development
    Administration (10)    06-01-16         10.3%          4,031        4,055
  Community Development
    Administration (10)    10-01-27         9.575%         6,404        6,417
  Community Development
    Administration (10)    10-01-28         9.875%        11,965       11,985
  Supra & Co. (minority
    partner in LDA)        None             (1)            1,794        2,092
                                                        --------     --------
      Total non-recourse                                  24,864       25,219
                                                        --------     --------
Recourse debt:
  Banco Popular de P.R.    Paid             Paid              --        5,420
  Branch Banking &         Paid             Paid              --           56
    Trust
  1st National             Paid             Paid              --          150
    St. Mary's
  Citibank (12)            Demand           (2)            1,742        1,857
  NationsBank (6,8,13)     05-31-95         Prime          1,133        1,353
                                            + 1.5%
  NationsBank (6,8,13)     05-31-95         Prime          5,646        6,013
                                            + 1.5%
  Purchase money           Various from     9%-12%         2,211        2,362
    mortgages (6)          09-24-95 to
                           04-01-98
  Washington Savings (6)   12-27-95         8%               700          656
  Signet Bank (7)          08-13-94 (5)     Prime          8,746       11,508
                                            + 2%
  Wachovia Bank & Trust    07-31-95 (11)    Prime            347          347
    (6,8)                                   + .5%
  NationsBank (6,8,13)     05-01-95         Prime          7,785        7,774
                                            + 1%
  FDIC (6,8,13)            09-30-96         Prime          9,306       10,993
                                            + 1%
  Banco Central
    Hispano (6)            12-31-97         (4)            4,150        6,400
  Wachovia Bank & Trust    Various from     Prime             93           95
    (8)                    04-26-00 to      + 1%
                           10-25-00

                                            Stated
                              Maturity     Interest    June 30,   December 31,
Description by Lender           Date         Rate        1994         1993
- - -------------------------  --------------  --------  ------------ ------------

  Various (6,9,14)         Various from     Various          821          758
                           08-19-94 to
                           02-28-98
                                                        --------     --------
      Total recourse                                      42,680       55,742
                                                        --------     --------
      Total debt                                        $ 67,544     $ 80,961
                                                        ========     ========

Balance Sheet Classification
- - ----------------------------

Mortgage and notes payable - Recourse debt              $    412     $    428
Related to community development -
  Non-recourse debt                                        2,464        2,762
  Recourse debt                                           37,510       50,137
Related to homebuilding projects - Recourse debt           3,016        3,320
Related to investment properties -
  Recourse debt                                            1,742        1,857
  Non-recourse debt                                       22,400       22,457
                                                        --------     --------
      Total debt                                        $ 67,544     $ 80,961
                                                        ========     ========

 (1) At June 30, 1994, the interest rate is 2.5% over the prime rate (9.75%). On December 31, 1993, the interest rate was the 936 rate plus 3% (6.321%).

 (2) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 6.43% on June 30, 1994 and 5.15% on December 31, 1993.

 (3) Purchase money mortgages of $.7 million due one lender are past due and will be satisfied by giving the note holder a deed in lieu of payment.

 (4) Interest rate is 936 rate plus 3%, with minimum of 6% and maximum of 9%. The rate at June 30, 1994 and December 31, 1993 was 7.55% and 6.55%, respectively.

 (5) The Company was in technical default on this loan as it has not met certain minimum sales requirements as of June 30, 1994. However, the bank has agreed to formally waive this technial default. Based on discussions with the bank, management expects the loan to be extended to December 31, 1995, but the loan extension will not be executed prior to the maturity date.

 (6)  Collateralized with land and improvements.

 (7)  Collateralized with land and housing.

 (8)  Collateralized with receivables.

 (9)  Collateralized with land and building.

(10)  These loans are FHA mortgages on apartment projects.

(11) The Company's total tangible partners' capital is below the minimum limit as specified in the financial covenants of the loan agreement.

(12)  Collateralized with a letter of credit.

(13)  Collateralized by investments in partnerships.

(14)  Collaterlized by property, plant and equipment.


(6)  RELATED PARTY TRANSACTIONS

     During the first six months in 1994 and 1993, IGC paid or accrued $50,000 and $46,000, respectively, to reimburse the managing general partner for director's meeting fees and expenses. At June 30, 1994 and 1993, $40,000 and $250,000, respectively, of directors fees were accrued and unpaid.

     IGC and IBC, an entity primarily owned by James J. Wilson (Chairman of the Board of Directors for IGC's managing general partner) and his family, own the general partnership interest in Chastleton, a partnership owning a rental apartment project of 300 units in the District of Columbia. During the first quarter of 1990, IBC (1) assumed IGC's obligation to provide future funding of operating advances, (2) indemnified IGC against any liability resulting from certain letters of credit and liabilities regarding Chastleton and (3) purchased from IGC for $1.9 million receivables of $2.1 million due from Chastleton. This transaction in 1990 resulted in a gain to IGC of $884,000, which was equal to the collection of loans reserved in prior years by IGC. Of the $1.9 million, IBC paid IGC $300,000 in cash, $404,000 in mortgage receivables, and the balance by a demand note. The outstanding balance, including interest accrued on the demand note secured by certain real estate parcels, was $692,000 and $680,000 at June 30, 1994 and December 31, 1993,
respectively, of which $329,000 and $317,000, respectively, are reserved until paid. In addition, as part of IBC's purchase, IGC and IBC agreed that IGC would continue to manage the project and subordinate 50% of its management fees until IBC collects its working capital advances to Chastleton.

     In October 1992, IBC, as general partner of Chastleton, arranged the refunding of certain tax-exempt housing bonds issued in 1985. The refunding of the 1985 bonds provides lower cost long-term financing and cured a Chastleton payment default on the mortgage that secured the 1985 bonds and defaults under the HUD regulatory agreement. As part of this refinancing, IGC agreed to defer collection of all of its management fees until Chastleton has sufficient cash flow after debt service and other operating expenses to pay the fees. As of January 1, 1993, the Board of Directors approved a reduction of Chastleton's management fees from 5% to 2.5% while the project is operating at a cash flow deficit. At June 30, 1994 and December 31, 1993, Chastleton owed approximately $336,000 and $311,000, respectively of management fees and other receivables, which $243,000 and $211,000, respectively, are reserved. IGC is also contingently liable under $4.6 million in letters of credit issued by NationsBank which secure additional bonds issued for Chastleton.

     IBC owned two commercial properties in Puerto Rico which it contributed to two Puerto Rico special partnerships, Santa Maria Associates S.E. ("Santa Maria") formed December 1990, and El Monte Properties S.E. (which owns a shopping center and the Doral Building) formed December 1992, in exchange for 99% partnership interests in each. IGC is a 1% managing partner and provides property management services under the same terms as previously provided to IBC, including management fees which are 3.5% of rental income. During the six months ended June 30, 1994 and 1993, property management fees for these affiliates were approximately $77,000 and $71,000, respectively. During the six months ended June 30, 1994 and 1993, IGC earned $-0- and $125,000, respectively, from IBC for development fees for the Doral Building and the Santa Maria expansion project which were under construction in Puerto Rico. IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property leased from affiliates in Puerto Rico was $103,000 and $102,000 during the six months ended June 30, 1994 and 1993, respectively. All leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     IGC has a property management agreement with Capitol Park Associates ("CP"), a third-party partnership that owns 937 apartment units in Washington, D.C. In 1984, this partnership purchased these apartment units from a company controlled by James J. Wilson, certain other stockholders of IBC's predecessor and third parties. In May 1994, this partnership refinanced a substantial portion of its debt and executed a new property management agreement with IGC. The initial term of the agreement is two years, and provides for fees of 3.5% of annual gross collections, plus $6,000 monthly to cover documented expenses incurred in the management of the project. IGC also simultaneously entered into a consulting agreement with CP obligating IGC to pay a monthly fee equal to 1% of gross collections. As of June 30, 1994 and 1993, IGC earned fees of approximately $134,000 and $111,000, respectively. As of June 30, 1994, $29,000 of these fees, and other reimbursements of allocated costs were owed by CP.

     IGC and IBC formed Coachman's Limited Partnership, which owns a 104-unit apartment complex in St. Charles, Maryland. IGC contributed its 99% interest in the land and IBC contributed its 1% interest in the land and $218,000 in cash. IBC is obligated to fund any operating deficits; however, IGC has provided these funds. Both partners retain a 1% general partner and 49% limited partner interest in the cash flows, and IGC provides management services for this property. As of June 30, 1994 and 1993, IGC earned fees of approximately $12,000 and $11,000, respectively. At June 30, 1994, unpaid management fees and operating deficit loans due IGC was $439,000 of which $293,000 is reserved.

     IBC and its affiliates own certain U.S. commercial properties and apartment projects in the U.S. for which IGC provides property management services for fees of 2.5% to 4.5% of rental income. Effective January 1993, the Board of Directors approved a reduction in the management fees for one of these projects from 4.5% to 2.5% until the project has cash flow sufficient to bring the unpaid fees up to date and pay the 4.5% fee. During the first six months ended June 30, 1994 and 1993, property management fee income from these affiliates was approximately $96,000 and $90,000, respectively. During the first six months ended June 30, 1994 and 1993, IGC earned $-0- and $63,000, respectively, from IBC for development fees for the Village Lake Apartment project. As of June 30, 1994, $340,000 of management fees and other allocated costs were unpaid by these affiliates of which $336,000 was reserved.

     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's principal executive offices are located. A total of 23,400 square feet of office space is leased by IGC and affiliates at approximately $282,000 per year (subject to adjustment for inflation). The lease expires in the year 2001. During the first six months ended June 30, 1994 and 1993, IGC's annual rent for its share of the leases were approximately $96,000 and $94,000, respectively.

     As of September 30, 1991, IGC sold a 31% interest (38.75% of its ownership interest) in HDA to IBC, reducing IGC's 80% partnership interest in HDA to 49%. An unaffiliated partner continued to hold the remaining 20% interest. The purchase price consisted of a $10,000 cash payment, a $121,000 note payable by IBC out of distributions from HDA and certain covenants of IBC. In April 1994, $103,000 was collected, and in August 1994 the remaining balance was collected. As a result of this transaction, the assets and liabilities of HDA are no longer consolidated with those of IGC. Effective July 21, 1994, IBC's and IGC's interests in HDA were diluted to 26.35% and 41.65%, respectively. (See
Note 4 to Financial Statements.)

     In September 1993, IGC and IBC formed Equus Gaming Company ("Equus), a general partnership that through its wholly-owned subsidiary, Virginia Jockey Club, Inc. ("VJC"), has applied for a license to construct and operate a thoroughbred racing facility in Virginia, and IGC's Board of Directors has authorized IGC to fund up to $1,250,000 of VJC's costs. Deferred costs regarding VJC as of June 30, 1994 totaled approximately $1,202,000. On August 2, 1994, IBC transferred its entire 26.35% HDA interest and IGC transferred a 40.65% profits interest in HDA to Equus. Equus was reorganized as a limited partnership between IGC (holding 99%) and a wholly owned subsidiary (holding 1%). IBC contributed its 38% interest in Equus to IGC.

     IGC and IBC have also engaged in property sales and certain other related party transactions. During 1989, IBC purchased 5.01 acres of commercial land for the development of an apartment complex for the appraised value of $1 million ($218,000 cash down payment and a five-year note of $874,000 requiring quarterly payments of $22,000 and a balloon payment of the balance on September 28, 1994). The outstanding balance of the note and interest as of June 30, 1994 was $516,000. This note was originally secured by the 5.01-acre site. In 1992, the Company pledged this note to a vendor as collateral for outstanding payables. To permit the construction of the Village Lake Apartments to proceed, the vendor and the Company's Board of Directors approved the release of 3.78 of the 5.01 acres, without payment, in exchange for an assignment of IBC's 99% interest in Village Lake L.P., Santa Maria and a mortgage on an additional real estate parcel.

     The Company and IBC entered into an agreement in 1990 pursuant to which $1.7 million of the Company's outstanding advances to IBC in 1990 were satisfied by the conveyance by IBC to the Company of approximately $3.8 million in receivables from SVA, in which IBC is the sole general partner and a limited partner, together with options to purchase IBC's 1% general and 51% limited partnership interests in SVA. As SVA has been operating at a cash deficit since inception, none of these receivables have been collected by IGC.
Pursuant to the agreement, in order to enhance the ultimate liquidity of the Company's receivables from SVA, the Company has had the right since December 31, 1993 to require IBC to repurchase the receivables ("SVA Repurchase") for an amount equal to $2 million plus interest from the date of the agreement. To date, the Company has not exercised the SVA Repurchase. The receivable was $4.3 million including accrued interest at June 30, 1994, of which $2.5 million was reserved.

     IGC provides management services to HDA pursuant to a management agreement which has a term of 15 years ending in December 2004. The management agreement was amended in December 1993 upon closing of a HDA refinancing to reduce the management fee to an annual fee of $250,000, adjusted beginning in 1994 by the percentage increase in CPI over the prior year. Prior to such amendment IGC received a management fee equal to 5% of the HDA's rental income. The HDA management fees earned in the first six months of 1994 and 1993 were $128,000 and $315,000, respectively.

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

     The Company's homebuilding and community development sales are greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Even though the long-term interest rates have increased slightly since 1993 when they declined to their lowest level in approximately 20 years, entry-level housing remains affordable to homebuyers. As part of the Company's restructure plan, certain subdivision homebuilding projects were transferred to the community development division for lot sales to other builders. As a result, the Company experienced increased lot sales and a decrease in subdivision home sales.

     The following discussion and analysis covers changes in the results of operations for the six and three months ended June 30, 1994 as compared to the results of the six and three months ended June 30, 1993.

SIX MONTHS ENDED JUNE 30, 1994 AND 1993

     Revenues. Revenues for the six months ended June 30, 1994 increased 49% to $35.2 million from $23.6 million in the prior comparable period primarily due to an increase in commercial lot sales, increase in revenues from investment properties and the impact of the consolidation of two apartment project partnerships.

     Lot sales increased to $16.7 million for the six months ended June 30, 1994 from $7.1 million for the same period in 1993. The increase in 1994 is primarily attributable to the settlement of a shopping center site in Puerto Rico and an increase in single-family residential lot sales, offset in part by a decrease in townhome lot sales. Lot sales are summarized as follows:


                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                        1994             1993
                                                        ----             ----
                                                            (In thousands)
Industrial/Commercial lots
  Commercial:
    U.S. (8 acres in 1994, 11 acres in 1993)          $   799           $2,350
    Puerto Rico (62 acres)                             12,000               --
  Puerto Rico
    Recognition of deferred income                        123              250

Residential lots
  St. Charles
    Single-family lots (57 in 1994, 36 in 1993)         2,683            1,662
    Townhome lots (59 in 1993)                             --            1,479
  Montclair
    Townhome lots
      Developed (9 in 1994, 23 in 1993)                   335              801
      Semi-developed (44 in 1994)                         485               --
    Condominium lots (45 in 1993)                          --              378
  Westbury single-family lots (10 in 1994, 2 in 1993)     263               55

U.S. undeveloped land                                      31              162
                                                      -------           ------
                                                      $16,719           $7,137
                                                      =======           ======
Average residential lot sales price
  St. Charles
    Single-family lot                                 $    47           $   46
    Townhome lot                                           --               25
  Montclair
    Townhome lot
      Developed                                            37               35
      Semi-developed                                       11               --
    Condominium lot                                        --                8
  Westbury lot                                             26               28

     Home sales decreased 7.4% to $10.0 million for the six months ended June 30, 1994 from $10.8 million for same period of 1993. The decrease is summarized as follows:

                                                Six Months Ended June 30, 1994
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
                                                       (In thousands)
Home Sales
  Subdivision
    St. Charles, MD                          $ 3,860     $148      26      20
    Lexington Park, MD                           162       81       2      --
    Montclair, VA                                118      118       1      --
  Scatter-Site (excludes lots)                 5,865       81      72     132
                                             -------              ---     ---
                                             $10,005     $ 99     101     152
                                             =======              ===     ===



                                               Six Months Ended June 30, 1993
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
                                                       (In thousands)
Home Sales
  Subdivision
    St. Charles, MD                          $ 5,683     $132      43      26
    Lexington Park, MD                            93       93       1       1
    Montclair, VA                              1,271      127      10       4
  Scatter-Site (excludes lots)                 3,751       75      50     140
                                             -------              ---     ---
                                             $10,798     $104     104     171
                                             =======              ===     ===



     The decrease in the subdivision homebuilding division is primarily due to the Company's increased lot sale efforts that reduced the product available for sale and to increased competition. This decrease was substantially offset by the increased scatter-site sales that were a result of the Company's expansion into new geographic locations.

     Revenues from investment properties, management fees and other income increased to $8.4 million for the six months ended June 30, 1994 from $5.6 million in the same period of 1993. These changes are summarized below:

                                                       Six Months Ended
                                                            June 30,
                                                 -----------------------------
                                                     1994             1993
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Investment in partnerships                        $4,255           $1,425
  Equity in income of HDA                               --            1,436
Management fees                                      1,876            2,063
Apartment rental income                              2,158              408
Interest and other income                              187              300
                                                    ------           ------
                                                    $8,476           $5,632
                                                    ======           ======


     Revenues from investment in partnerships during the six months ended June 30, 1994 increased to $4.3 million from $1.4 million for the same period in 1993 primarily due to distributions received from a partnership owning four Puerto Rico apartment projects that were refinanced. This partnership qualifies as a Puerto Rico special partnership and, as such, partners are not liable for losses in excess of their capital investment. Cash flow distributions received on this investment reduced the carrying value to zero and additional distributions have been recognized as revenue.

     HDA is also a special partnership and therefore IGC is not liable for losses in excess of its capital investment. Due to the costs related to the refinancing of HDA debt in 1993 and HDA cash distributions, the partners' capital accounts are in a deficit position. Also, the Company has announced the Proposed Distribution of its interest in HDA to its unitholders. As a result of the deficit position of HDA and the Proposed Distribution, IGC did not recognize earnings from HDA during the first six months of 1994 and does not expect to recognize any earnings in the future. During the first six months of 1993, $1.4 million of equity in earnings of HDA was recorded.

     Revenues from management fees decreased due to the reduced HDA management fee and decreased refinance fees earned in the 1993 period with no similar fee earned during the 1994 comparable period. This decrease was offset in part by recognition of a developers fee in the 1994 period.

     During August 1993, the partnerships owning the New Forest and Fox Chase Apartment complexes purchased the unaffiliated party's 50% partnership interests thereby increasing IGC's interest in these partnerships from 40% to 90%. Prior to these purchases, the Company accounted for these partnership interests under the equity method. The Company's June 30, 1994 consolidated financial statements include the operations of New Forest and Fox Chase.

GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING.

     Gross profit margins from community development increased to 36% from 30% primarily due to reduced period costs absorbed by increased lot sales. Gross profits from community development are summarized as follows:

                                            Six Months Ended June 30, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)
Industrial/Commercial lots
  Commercial:
    U.S.                                $   799    $  238      $  561      70%
    Puerto Rico                          12,000     7,581       4,419      37%
  Puerto Rico
    Recognition of deferred income          123        20         103      84%

U.S. Residential lots
  St. Charles
    Developed single-family lots          2,683     1,488       1,195      45%
  Montclair
    Townhome lots
      Developed                             335       301          34      10%
      Semi-developed                        485       431          54      11%
  Westbury single-family lots               263       249          14       5%

U.S. undeveloped land                        31        --          31     100%
                                        -------   -------      ------
Gross profit before period costs         16,719    10,308       6,411      38%

Period costs                                 --       363        (363)      --
                                        -------   -------      ------
                                        $16,719   $10,671      $6,048      36%
                                        =======   =======      ======

                                           Six Months Ended June 30, 1993
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)

Industrial/Commercial lots
  U.S.                                   $2,350    $  978      $1,372      58%
  Puerto Rico
    Recognition of deferred income          250        40         210      84%

U.S. Residential lots
  St. Charles
    Developed single-family lots          1,662     1,019         643      39%
    Developed townhome lots               1,479       965         514      35%
  Montclair
    Townhome lots - developed               801       773          28       4%
    Condominium lots                        378       361          17       5%
  Westbury single-family lots                55        53           2       4%

U.S. undeveloped land                       162       162          --       --
                                         ------    ------      ------
Gross profit before period cots           7,137     4,351       2,786      39%

Period costs                                 --       667        (667)      --
                                         ------    ------      ------
                                         $7,137    $5,018      $2,119      30%
                                         ======    ======      ======


     Gross profits from homebuilding operations for the six months ended June 30, 1994 and 1993 are summarized as follows:

                                           Six Months Ended June 30, 1994
                                        ------------------------------------
                                        Subdivision   Scatter-Site    Total
                                        -----------   ------------    ------

Home sales                                 $ 4,140       $ 5,865     $10,005
Cost of sales excluding marketing            3,647         5,426       9,073
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $   493       $   439     $   932
                                           =======       =======     =======

Gross profit margins                           12%            7%          9%

                                           Six Months Ended June 30, 1993
                                        ------------------------------------
                                        Subdivision   Scatter-Site    Total
                                        -----------   ------------    ------

Home sales                                 $ 7,047       $ 3,751     $10,798
Cost of sales excluding marketing            5,812         3,493       9,305
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $ 1,235       $   258     $ 1,493
                                           =======       =======     =======

Gross profit margins                           18%            7%         14%

     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including pricing, efficiency of homebuilding operations, financing costs (including costs of subsidizing customer financing, if any) and differences in gross profit margins between the homebuilding divisions. The lower margins in 1994 are primarily due to increased direct costs without a proportionate increase in sales prices and the change in the mix of sales between subdivision and scatter-site homebuilding divisions. The subdivision margin, usually higher, includes profit on land with a below market basis previously held in the community development inventory, whereas the scatter-site sales consist solely of the homes.

     Other Expenses. The other expenses for the six months ended June 30, 1994 and 1993 were as follows:
                                                      1994             1993
                                                   ----------       ----------

Selling and marketing                                 $  680           $  571
General and administrative                             3,903            4,091
Depreciation and amortization                            307              280
Interest expense                                       1,093              983
Rental apartment expense                               2,173              441
                                                      ------           ------
                                                      $8,156           $6,366
                                                      ======           ======

     Selling and marketing expenses, general and administrative expense, depreciation and amortization and interest expense during the 1994 and 1993 periods were generally comparable. Rental apartment expense in 1994 includes the expenses of New Forest and Fox Chase which were not consolidated in the 1993 period. The Company's share of these partnership losses were previously accounted for on the equity method (see Note 3).

     Provision for Income Tax. The provision for Puerto Rico income taxes during the six months ended June 30, 1994 increased to $2.8 million compared to $.5 million during the first six months of 1993 primarily due to taxable income resulting from distributions received from partnerships in Puerto Rico that refinanced their apartment projects and the profits from the sale of the shopping center site. The implementation of SFAS No. 109 generated a $1.5 million Puerto Rico income tax benefit reported in 1993 as a cumulative effect of accounting change.

     Minority Interest. The minority partner interest increased during the six months ended June 30, 1994 primarily as a result of the minority partner's 20% interest in the profit related to the settlement by LDA of the sale of a shopping center site in Puerto Rico.

     Net Income. As a result of changes in revenue and expenses discussed above, net income for the six months ended June 30, 1994 increased to $3.8 million from $2.3 million before the $1.5 million beneficial effect of the accounting change during the comparable period of 1993.

THREE MONTHS ENDED JUNE 30, 1994 AND 1993

     Revenues. Revenues for the three months ended June 30, 1994 increased 65% to $22.6 million from $13.7 million in the prior comparable period primarily due to an increase in commercial lot sales and the impact of the consolidation of two apartment project partnerships reflected in the 1994 quarter.

     Lot sales increased to $14.7 million for the three months ended June 30, 1994 from $4.7 million for the same period in 1993. The increase in 1994 is primarily attributable to the settlement of the sale of a shopping center site in Puerto Rico and an increase in single-family residential lot sales, offset in part by a decrease in townhome lot sales and U.S. commercial lot sales. Lot sales are summarized as follows:

                                                         Three Months Ended
                                                              June 30,
                                                       ----------------------
                                                        1994             1993
                                                        ----             ----
                                                            (In thousands)
Industrial/Commercial lots
  Commercial:
    U.S. (1 acre in 1994, 11 in 1993)                 $   175           $2,350
    Puerto Rico (62 acres in 1994)                     12,000               --
  Puerto Rico
    Recognition of deferred income                         --              125

Residential lots
  St. Charles
    Single-family lots (41 in 1994, 23 in 1993)         1,924            1,071
    Townhome lots (10 in 1993)                             --              258
  Montclair
    Townhome lots - developed (9 in 1994, 16 in 1993)     335              559
    Condominium lots (45 in 1993)                          --              378
  Westbury single-family lots (8 in 1994)                 211               --
U.S. undeveloped land                                      31               --
                                                      -------           ------
                                                      $14,676           $4,741
                                                      =======           ======
Average residential lot sales price
  St. Charles
    Single-family lot                                 $    47           $   47
    Townhome lot                                           --               26
  Montclair
    Townhome lot - developed                               37               35
    Condominium lot                                        --                8
  Westbury lot                                             26               --

     Home sales decreased 19% to $5.1 million for the three months ended June 30, 1994 from $6.3 million for same period of 1993. The decrease is summarized as follows:

                                              Three Months Ended June 30, 1994
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
                                                       (In thousands)
Home Sales
  Subdivision
    St. Charles, MD                          $ 2,028     $145      14      20
    Lexington Park, MD                           162       81       2      --
    Montclair, VA                                118      118       1      --
  Scatter-Site (excludes lots)                 2,748       86      32     132
                                             -------              ---     ---
                                             $ 5,056     $103      49     152
                                             =======              ===     ===



                                             Three Months Ended June 30, 1993
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
                                                       (In thousands)
Home Sales
  Subdivision
    St. Charles, MD                          $ 3,113     $130      24      26
    Lexington Park, MD                            93       93       1       1
    Montclair, VA                                750      125       6       4
  Scatter-Site (excludes lots)                 2,307       74      31     140
                                             -------              ---     ---
                                             $ 6,263     $101      62     171
                                             =======              ===     ===


     The decrease in the subdivision homebuilding division is primarily due to the Company's increased lot sale efforts that reduced the Company's product available for sale and to increased competition.

     Revenues from investment properties, management fees and other income increased to $2.9 million for the three months ended June 30, 1994 from $2.7 million in the same period of 1993. These changes are summarized below:

                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                     1994             1993
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Investment in partnerships                        $  797           $  574
  Equity in income of HDA                               --              601
Management fees                                        907            1,019
Apartment rental income                              1,107              408
Interest and other income                               88              138
                                                    ------           ------
                                                    $2,899           $2,740
                                                    ======           ======


     During August 1993, the partnerships owning the New Forest and Fox Chase Apartment complexes purchased the unaffiliated party's 50% partnership interests thereby increasing IGC's interest in these partnerships from 40% to 90%. Prior to these purchases, the Company accounted for these partnership interests under the equity method. The Company's June 30, 1994 consolidated financial statements include the operations of New Forest and Fox Chase.

     Because of HDA's status as a special partnership under Puerto Rico law, IGC is not liable for losses in excess of its capital investment. Due to the costs related to the refinancing of HDA debt in 1993 and HDA cash distributions, the partners' capital accounts are in a deficit position. Also, the Company has announced the Proposed Distribution of its interest in HDA to its unitholders. As a result of the deficit position of HDA and the Proposed Distribution, IGC did not recognize earnings from HDA during the three months ended June 30, 1994 and does not expect to recognize any earnings in the future. During the three months ended June 30, 1993, $.6 million of equity in earnings of HDA was recorded.

     Revenues from management fees decreased due to the reduced HDA management fee in 1994 and a decrease in developer fees recognized in the 1994 period as compared to the 1993 period.

GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING.

     Gross profits from community development increased to 36% from 34% primarily due to a greater percentage of the lot sales during the three months ended June 30, 1993 from U.S. commercial lots which typically produce a higher gross margin, offset in part by reduced period costs in 1994 period absorbed by increased lot sales. Gross profits from community development are summarized as follows:

                                           Three Months Ended June 30, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)

Industrial/Commercial lots
  Commercial:
    U.S.                                $   175    $   57      $  118      67%
    Puerto Rico                          12,000     7,581       4,419      37%

U.S. Residential lots
  St. Charles
    Developed single-family lots          1,924     1,104         820      43%
  Montclair
    Townhome lots - developed               335       301          34      10%
  Westbury single-family lots               211       199          12       6%

U.S. undeveloped land                        31        --          31     100%
                                        -------    ------      ------
Gross profit before period costs         14,676     9,242       5,434      37%

Period costs                                 --       203        (203)      --
                                        -------    ------      ------
                                        $14,676    $9,445      $5,231      36%
                                        =======    ======      ======

                                           Three Months Ended June 30, 1993
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)
Industrial/Commercial lots
  U.S.                                   $2,350    $  978      $1,372      58%
  Puerto Rico
    Recognition of deferred income          125        20         105      84%

U.S. Residential lots
  St. Charles
    Developed single-family lots          1,071       700         372      35%
    Developed townhome lots                 258       171          87      34%
  Montclair
    Townhome lots - developed               559       538          21       4%
    Condominium lots                        378       361          17       5%
                                         ------    ------      ------
Gross profit before period costs          4,741     2,768       1,974      42%

Period costs                                 --       374        (374)      --
                                         ------    ------      ------
                                         $4,741    $3,142      $1,600      34%
                                         ======    ======      ======


     Gross profits from homebuilding operations for the three months ended June 30, 1994 and 1993 are summarized as follows:

                                          Three Months Ended June 30, 1994
                                        ------------------------------------
                                        Subdivision   Scatter-Site    Total
                                        -----------   ------------    ------

Home sales                                 $ 2,308       $ 2,748     $ 5,056
Cost of sales excluding marketing            2,184         2,600       4,784
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $   124       $   148     $   272
                                           =======       =======     =======

Gross profit margins                            5%            5%          5%


                                          Three Months Ended June 30, 1993
                                        ------------------------------------
                                        Subdivision   Scatter-Site    Total
                                        -----------   ------------    ------

Home sales                                 $ 3,956       $ 2,307     $ 6,263
Cost of sales excluding marketing            3,312         2,132       5,444
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $   644       $   175     $   819
                                           =======       =======     =======

Gross profit margins                           16%            8%         13%

     The lower margins in 1994 are primarily due to increased direct and indirect costs without a proportionate increase in sales price, warranty work performed on a closed project in Puerto Rico and the change in the mix of sales between subdivision and scatter-site homebuilding divisions. The subdivision margin, usually higher, includes profit on land with a below market basis previously held in the community development inventory, whereas the scatter-site sales consist solely of the homes.

     Other Expenses. The other expenses for the three months ended June 30, 1994 and 1993 were as follows:
                                                      1994             1993
                                                   ----------       ----------

Selling and marketing                                 $  396           $  319
General and administrative                             1,998            2,055
Depreciation and amortization                            162              125
Interest expense                                         628              475
Rental apartment expense                               1,053              441
                                                      ------           ------
                                                      $4,237           $3,415
                                                      ======           ======

     Selling and marketing expense, general and administrative expenses, depreciation and amortization and interest expense during the 1994 and 1993 periods were generally comparable. Rental apartment expense in 1994 includes the expenses of New Forest and Fox Chase which were not consolidated in the 1993 period. The Company's share of these partnership losses were previously accounted for on the equity method (see Note 3).

     Provision for Income Tax. The provision for income taxes during the three months ended June 30, 1994 increased to $1.8 million compared to $.2 million in the three months ended June 30, 1993 due to taxable income resulting primarily from the profit earned on the shopping center site sale in Puerto Rico.

     Minority Interest. The minority partner interest increased during the three months ended June 30, 1994 as a result of the minority partner's 20% interest in the profit related to the settlement by LDA of the sale of a shopping center site in Puerto Rico.

     Net Income. As a result of changes in revenue and expenses discussed above, net income for the three months ended June 30, 1994 increased to $1.7 million from $1.5 million during the comparable 1993 period.

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

     During 1994, the Company continued to make progress in completing the objectives it set forth in its restructuring. New or amended loan agreements have been executed for all loans which required restructuring. Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Signet Bank is considering the Company's proposal to reduce the collateral release prices in exchange for additional land as collateral. Based on discussions with the bank, management expects the loan to be extended to December 31, 1995, but the documents for the extension and modification of the release prices will not be executed by the August 13, 1994 maturity date.

     Working capital for overhead and other cash needs in 1994 is expected to be met through property management fees, current sales proceeds in excess of release payments on debt and the additional proceeds to be available under the proposed Signet modification.

     If IGC's pending request for an extension and modification of the Signet bank debt is granted, and IGC continues to generate lot sales consistent with or in excess of 1993 levels, the proceeds of financing together with cash from operations will, in the opinion of IGC management, be adequate to meet IGC's liquidity requirements.

     Additional potential sources of liquidity include cash that could be generated in 1995 from four partnerships in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects in HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which case the Company will endeavor to retain the right to manage the properties. It is anticipated that any closing pursuant to LIHPRHA will be accomplished in 1995 and the Company would expect to receive approximately $10.0 million, net of taxes. These distributions are assigned to the FDIC for debt of $9.3 million and then to NationsBank.

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

     In a separate proceeding, the Company filed suit in 1990 against the County Commissioners in the Circuit Court for Charles County to enforce a related settlement agreement that required the County to conduct an appropriate water and sewer connection fee study. On June 22, 1992, judgment was rendered in favor of the Company. The judgment required the County to conduct the appropriate water and sewer connection fee study and set fees for St. Charles in accordance with that study. The County has appealed the judgment to the

Court of Special Appeals of Maryland, and has also sought reconsideration of the judgment from the Circuit Court. On April 26, 1994, the Circuit Court for Charles County, Maryland denied the County's Motion to Alter or Amend the Judgment. The County has appealed that decision in the Court of Special Appeals of Maryland.

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. The investigation is in a preliminary stage and the Company is not in a position to determine whether it will be charged with a violation of the Clean Water Act or other laws relating to wetlands preservation or, if charged, what the outcome will be.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
- - -------  -----------------------------------------   --------------------------


10(a)    Employment Agreement with Edwin L.          Filed herewith
         Kelly dated May 20, 1994

10(b)    Fourth Amended and Restated                 Filed herewith
         Partnership Agreement of Housing
         Development Associates S.E. dated as
         of July 21, 1994

10(c)    Fifth Amended and Restated                  Filed herewith
         Partnership Agreement of Housing
         Development Associates S.E. dated
         August 1, 1994

10(d)    Limited Partnership Agreement of            Filed herewith
         Equus Gaming Company L.P. dated
         August 1, 1994

10(e)    First Amendment to the Limited              Filed herewith
         Partnership Agreement of Equus Gaming
         Company L.P. dated August 1, 1994

10(f)    Second Amendment to the Limited             Filed herewith
         Partnership Agreement of Equus Gaming
         Company L.P. dated August 1, 1994


        (b)  Reports on Form 8-K

         Form 8-K filed June 2, 1994 reporting the agreement between the Registrant and NationsBank to restructure two of the Registrant's loans and the reissuance of Arthur Andersen & Co.'s report, dated May 23, 1994, with respect to Notes 2 and 8 to the Registrant's Financial Statements for the Years Ended December 31, 1993, 1992 and 1991.

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


Dated:  August 12, 1994                     By:  /s/ James J. Wilson
        ---------------                          -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:  August 12, 1994                     By:  /s/ Donald G. Blakeman
        ---------------                          -----------------------------
                                                 Donald G. Blakeman
                                                 Executive Vice President

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
- - -------                                    -------


 10(a)              Employment Agreement with Edwin L. Kelly dated May 20,
                    1994.

 10(b) Fourth Amended and Restated Partnership Agreement of Housing Development Associates S.E. dated as of July 21, 1994

 10(c) Fifth Amended and Restated Partnership Agreement of Housing Development Associates S.E. dated August 1, 1994

 10(d)              Limited Partnership Agreement of Equus Gaming Company L.P.
                    dated August 1, 1994

 10(e) First Amendment to the Limited Partnership Agreement of Equus Gaming Company L.P. dated August 1, 1994

 10(f) Second Amendment to the Limited Partnership Agreement of Equus Gaming Company L.P. dated August 1, 1994