Form 10-Q
period 1994-09-30
INTERSTATE GENERAL CO L P
filed 1994-11-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994, OR

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

                           10,207,010 Class A Units
                            ------------------------

                        INTERSTATE GENERAL COMPANY L.P.
                                   FORM 10-Q
                                     INDEX






PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of Income for
                 the Nine Months Ended September 30, 1994
                 and 1993. (Unaudited)                                       3

               Consolidated Statements of Income for
                 the Three Months Ended September 30, 1994
                 and 1993. (Unaudited)                                       5

               Consolidated Balance Sheets at September 30, 1994
                 (Unaudited) and December 31, 1993.                          6

               Consolidated Statements of Changes in
                 Partners' Capital for the Nine
                 Months Ended September 30, 1994.
                 (Unaudited)                                                 9

               Consolidated Statements of Cash Flow for the
                 Nine Months Ended September 30, 1994 and 1993.
                 (Unaudited)                                                10

               Notes to Consolidated Financial Statements.                  11

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Nine
               and Three Months Ended September 30, 1994 and 1993.          24

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            38

Item 2.        Changes in Securities                                        38

Item 3.        Defaults Upon Senior Securities                              39

Item 4.        Submission of Matters to a Vote of Security Holders          39

Item 5.        Other Information                                            39

Item 6.        Exhibits and Reports on Form 8-K                             39

               Signatures                                                   40

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)


                                                       1994            1993
                                                   -----------     ------------

REVENUES:
  Homebuilding - home sales                         $   15,135      $   16,732
  Community development - lot sales                     18,958          11,613
  Revenues from investment properties -
    Investment in partnerships                          11,564           4,256
    Apartment rental income                              3,286           1,026
  Management fees, substantially all
    from related entities                                2,569           3,211
  Interest and other income                                375             451
                                                    ----------      ----------
    Total revenues                                      51,887          37,289
                                                    ----------      ----------


EXPENSES:
  Cost of home sales                                    14,012          14,342
  Cost of lot sales                                     12,324           8,101
  Selling and marketing                                  1,076             912
  General and administrative                             6,902           5,771
  Rental apartment expense                               3,336           1,065
  Depreciation and amortization                            456             427
  Interest expense                                       1,512           1,580
  Write-off deferred project cost                        1,761              --
                                                    ----------      ----------
    Total expenses                                     41,379          32,198
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                10,508           5,091
                                                    ----------      ----------

PROVISION FOR INCOME TAXES:
  Current                                                2,012              48
  Deferred                                               1,008             852
                                                    ----------      ----------
    Total taxes                                          3,020             900
                                                    ----------      ----------

INCOME BEFORE MINORITY INTERESTS                         7,488           4,191
  Minority interest in
    Land Development Associates S.E. ("LDA")               659              63
                                                    ----------      ----------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                            6,829           4,128
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      --           1,500
                                                    ----------      ----------
NET INCOME                                          $    6,829      $    5,628
                                                    ==========      ==========

                        INTERSTATE GENERAL COMPANY L.P.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)


                                                       1994            1993
                                                   -----------     ------------

PER UNIT AMOUNTS--
  NET INCOME BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                     $      .66      $      .41
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    --             .14
                                                    ----------      ----------
NET INCOME PER UNIT                                 $      .66      $      .55
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       68      $       56
  LIMITED PARTNERS                                       6,761           5,572
                                                    ----------      ----------
                                                    $    6,829      $    5,628
                                                    ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                      10,105          10,080
                                                    ==========      ==========






























                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                       1994            1993
                                                   -----------     ------------
REVENUES:
  Homebuilding - home sales                         $    5,130      $    5,934
  Community development - lot sales                      2,239           4,476
  Revenues from investment properties -
    Investment in partnerships                           7,309           1,395
    Apartment rental income                              1,128             619
  Management fees, substantially all
    from related entities                                  693           1,149
  Interest and other income                                188             150
                                                    ----------      ----------
    Total revenues                                      16,687          13,723
                                                    ----------      ----------
EXPENSES:
  Cost of home sales                                     4,939           5,037
  Cost of lot sales                                      1,653           3,083
  Selling and marketing                                    396             341
  General and administrative                             2,999           1,680
  Rental apartment expense                               1,163             624
  Depreciation and amortization                            149             147
  Interest expense                                         419             598
  Write-off deferred project costs                       1,761              --
                                                    ----------      ----------
    Total expenses                                     13,479          11,510
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 3,208           2,213
                                                    ----------      ----------
PROVISION FOR INCOME TAXES:
  Current                                                   10              38
  Deferred                                                 175             342
                                                    ----------      ----------
   Total taxes                                             185             380
                                                    ----------      ----------
INCOME BEFORE MINORITY INTERESTS                         3,023           1,833
  Minority interest in LDA                                 (42)             22
                                                    ----------      ----------

NET INCOME                                          $    3,065      $    1,811
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .30      $      .18
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       31       $      18
  LIMITED PARTNERS                                       3,034           1,793
                                                    ----------      ----------
                                                    $    3,065      $    1,811
                                                    ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                      10,131          10,080
                                                    ==========      ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S


                                                  September 30,   December 31,
                                                       1994           1993
                                                  -------------   -----------
                                                   (Unaudited)     (Audited)
CASH AND SHORT-TERM INVESTMENTS
  including restricted cash of $8,099
  and $2,587 at September 30, 1994 and
  December 31, 1993, respectively                   $  8,998       $  4,596
                                                     --------       --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                              26,342         26,683
    Puerto Rico                                        24,989         31,389
    Other United States locations                      17,573         18,660
    Notes receivable on lot sales, net of
      reserves of $279 and $230
      as of September 30, 1994 and
      December 31, 1993, respectively                   1,404          1,785
    Other                                                 350            359
                                                     --------       --------
                                                       70,658         78,876
                                                     --------       --------

ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                    5,091          6,645
  Mortgages receivable                                    262            396
  Receivables on home sales                               211            405
  Other                                                   130            120
                                                     --------       --------
                                                        5,694          7,566
                                                     --------       --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment in residential rental
    partnerships, net of deferred income and
    reserves of $4,910 and $5,054 at September 30,
    1994 and December 31, 1993, respectively           10,554         14,953
  Investment properties, net of accumulated
    depreciation and amortization of
    $4,576 and $4,106 as of September 30,
    1994 and December 31, 1993, respectively           24,065         24,551
  Other receivables, net of reserves of
    $2,875 and $2,800 as of September 30,
    1994 and December 31, 1993, respectively            2,523          2,610
  Other                                                    --            593
                                                     --------       --------
                                                       37,142         42,707
                                                     --------       --------

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                            A S S E T S (continued)



                                                  September 30,   December 31,
                                                       1994           1993
                                                  -------------   -----------
                                                   (Unaudited)     (Audited)

OTHER ASSETS
  Property, plant and equipment, less
    accumulated depreciation of $1,840
    and $1,837 as of September 30, 1994 and
    December 31, 1993, respectively                     1,592          1,704
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $698 and $584 as of September 30,
    1994 and December 31, 1993, respectively            2,337          2,450
  Deferred costs regarding waste technology
    and other                                           1,895          2,415
                                                     --------       --------
                                                        5,824          6,569
                                                     --------       --------
                                                     $128,316       $140,314
                                                     ========       ========



























                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                 September 30,   December 31,
                                                      1994           1993
                                                 -------------   ------------
                                                  (Unaudited)     (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued
    liabilities                                      $  5,258       $  3,661
  Mortgages and notes payable                             390            428
  Accrued income tax liability
    Current                                             2,065            390
    Deferred                                            1,997            989
                                                     --------       --------
                                                        9,710          5,468
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        37,229         50,137
  Non-recourse debt                                     5,145          2,762
  Loan payable to HDA                                      --         12,684
  Accounts payable and accrued liabilities              2,346          2,553
  Deferred income                                         145            199
                                                     --------       --------
                                                       44,865         68,335
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         1,821          3,320
  Accounts payable and accrued liabilities              3,270          4,231
                                                     --------       --------
                                                        5,091          7,551
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,621          1,857
  Non-recourse debt                                    22,370         22,457
  Accounts payable, accrued liabilities
    and deferred income                                 6,168          2,401
                                                     --------       --------
                                                       30,159         26,715
                                                     --------       --------
    Total Liabilities                                  89,825        108,069
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                               214            155
  Limited partners' capital-10,190,760 Units
    issued and outstanding as of September 30, 1994
    and 10,081,810 as of December 31, 1993             38,277         32,090
                                                     --------       --------
    Total partners' capital                            38,491         32,245
                                                     --------       --------
                                                     $128,316       $140,314
                                                     ========       ========
                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------


1994
- - - ----

Balances, December 31, 1993            $   155        $32,090         $32,245

Net income for the six
  months ended June 30, 1994                38          3,727           3,765

Employee Unit options exercised             --             69              69

Cash distributions to partners              --           (504)           (504)
                                       -------        -------         -------
Balances, June 30, 1994                    193         35,382          35,575

Net income for the three months
  ended September 30, 1994                  31          3,034           3,065

Employee Unit options exercised                           367             367

Cash distributions to partners             (10)          (506)           (516)
                                       -------        -------         -------
Balances, September 30, 1994           $   214        $38,277         $38,491
                                       =======        =======         =======
















                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                (In thousands)
                                  (Unaudited)
                                                           1994        1993
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $6,829      $5,628
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             456         475
        Investment properties                                 470         456
      Provision for income taxes
        Current                                             2,012          48
        Deferred                                            1,008         852
      Equity in earnings of partnerships                   (1,484)     (2,960)
      Increase in sponsor and developer fees
         from partnerships and other                         (242)       (252)
      Distribution of note receivable from partnership     (6,526)         --
      Cumulative effect of accounting change                   --      (1,500)
      Increase (decrease) in
        Accounts payable and accrued liabilities               97        (834)
        Deferred income                                       (54)        249
      Decrease (increase) in
        Receivables                                           515       2,809
        Homebuilding assets                                 1,738       1,962
        Community development assets                        7,807       1,327
        Restricted cash                                    (5,512)     (1,167)
                                                          -------     -------
  Net cash provided by operating activities                 7,114       7,093
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in net assets related to
    investment properties                                   4,340       2,583
  Reductions (additions) to other assets                      318        (194)
                                                          -------     -------
  Net cash provided by investing activities                 4,658       2,389
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                         6,796       5,368
  Payment of debt                                         (19,094)    (16,324)
  Employee Unit options exercised                             436           8
  Cash distributions to partners                           (1,020)         --
                                                          -------     -------
  Net cash used in financing activities                   (12,882)    (10,948)
                                                          -------     -------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS            (1,110)     (1,466)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR          2,009       2,259
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD            $   899     $   793
                                                          =======     =======
SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount capitalized)               $ 2,934     $ 3,781
  Income taxes paid                                       $   337     $    --
                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1994
                                  (Unaudited)




(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1993 financial statements have been reclassified to conform to the 1994 presentation. The operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year. Net income per unit is calculated on weighted average units outstanding and on 1% general partnership interest.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1993 and Form 8-K filed on May 23, 1994.

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

(2)  FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and lot sales, property management fees, and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992. During 1994, the Company continued to make progress in completing the objectives it set forth in its 1992 restructuring plan. New or amended loan agreements have been executed for all loans which required restructuring.
Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. As a result, the Company's ability to generate cash for overhead, development and other uses is limited, therefore, it may become necessary for the Company to negotiate with its lenders to reschedule future payments. In addition, project financing will be necessary to commence the development of needed inventory. Debt curtailments during the nine months ended September 30, 1994 totaled $19,094,000.

     One of the Company's principal lenders, Signet Bank, has agreed to reduce the collateral release prices and extend the terms of its $7.4 million loan to September 1, 1995 in exchange for additional collateral. Documents reflecting these changes are being prepared and management expects them to be executed prior to November 30, 1994.

     In addition to its traditional sources of liquidity, the Company is currently pursuing a line of credit and investigating opportunities in the capital markets for longer term financings.

     A potential source of liquidity in late 1995 includes cash from four partnerships in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects under HUD's low income housing program. The economic benefit to the Company and the partners will be greater from a sale of the projects, and management has identified a potential non-profit organization to purchase the projects. The Company expects to retain the right to manage the properties. It is anticipated that any closing pursuant to LIHPRHA will be accomplished in the fourth quarter of 1995 in which event the Company expects that its share of the proceeds will be approximately $10.0 million, net of taxes. These distributions are assigned to the FDIC and then to NationsBank for the payment of debt. As of September 30, 1994, debt payable to the FDIC and NationsBank was $8.9 million and $14.6 million, respectively.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of September 30, 1994, IGC manages and is a general partner in 29 real estate partnerships which own 32 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. The apartment projects are financed by non-recourse mortgages. Of the 6,559 rental units in the partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     The following table summarizes IGC's investment in the 29 residential rental partnerships:

                                                 September 30,    December 31,
                                                     1994            1993
                                                 -------------    -----------
                                                  (Unaudited)      (Audited)
                                                         (In thousands)

Long-term receivables, net of deferred
  income of $3,859 and $4,101 at
  September 30, 1994 and December 31, 1993,
  respectively                                       $ 2,992         $ 4,255
Other receivables, net of reserves of
  $1,052 as of September 30, 1994 and $953
  as of December 31, 1993                              1,021           1,377
Investment in partnerships                             6,541           9,321
                                                     -------         -------
                                                     $10,554         $14,953
                                                     =======         =======

     The combined condensed statements of income and the combined condensed statements of cash flow for the nine month period ended September 30, 1994 and 1993, and the combined condensed balance sheets as of September 30, 1994 and December 31, 1993 are shown below for the partnerships owning residential rental properties:


                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                    1994            1993 (1)
                                                -----------      -----------
                                                         (In thousands)

Revenues                                           $30,909          $31,052
                                                   -------          -------
Operating expenses
  Depreciation                                       4,849            4,759
  Other                                             25,070           25,478
                                                   -------          -------
                                                    29,919           30,237
                                                   -------          -------
Net income                                         $   990          $   815
                                                   =======          =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase") and New Forest Apartments General Partnership ("New Forest") from January 1, 1993 to August 20, 1993 are included above. The operations of these partnerships after August 20, 1993 are consolidated with the Company's other operations in IGC's consolidated Statement of Income.

                             HOUSING PARTNERSHIPS'
                       COMBINED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S


                                                  September 30,    December 31,
                                                      1994            1993
                                                  -------------    -----------
                                                           (In thousands)

Rental apartments, at cost                           $241,342        $240,554
Accumulated depreciation                              (80,231)        (75,493)
                                                     --------        --------
                                                      161,111         165,061
                                                     --------        --------
Restricted cash and marketable securities:
  Residual receipt accounts                             6,203          18,781
  Replacement reserves and escrows                      9,759          10,320
                                                     --------        --------
    Total restricted cash and marketable securities    15,962          29,101

Cash and certificates of deposit                        3,661          18,862
                                                     --------        --------
    Total cash and marketable securities               19,623          47,963
                                                     --------        --------
Other assets                                            4,721           4,084
                                                     --------        --------
    Total assets                                     $185,455        $217,108
                                                     ========        ========


                       LIABILITIES AND PARTNERS' CAPITAL


                                                  September 30,    December 31,
                                                      1994            1993
                                                  -------------    -----------
                                                           (In thousands)

Non-recourse mortgage notes and accrued interest     $172,148        $185,099
Loans and interest payable to the Company              18,708          19,660
Other liabilities                                       3,514           3,949
                                                     --------        --------
    Total liabilities                                 194,370         208,708
                                                     --------        --------
Partners' capital
  Capital contributions, net of distributions            (397)         17,908
  Accumulated deficit                                  (8,518)         (9,508)
                                                     --------        --------
    Total partners' capital                            (8,915)          8,400
                                                     --------        --------
    Total liabilities and partners' capital          $185,455        $217,108
                                                     ========        ========

                              HOUSING PARTNERSHIPS'
          COMBINED CONDENSED STATEMENTS OF CASH FLOWS FROM OPERATIONS
                                  (Unaudited)


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1994            1993 (1)
                                                -----------       -----------
                                                         (In thousands)


Revenues                                           $30,909          $31,052
                                                   -------          -------

Cash expenditures
  Total expenses                                    29,919           30,237
  Less - Depreciation                               (4,849)          (4,759)
         Other non-cash expenses                      (267)            (476)
                                                   -------          -------
                                                    24,803           25,002

  Mortgage principal                                 2,110            1,335
  Capital additions                                    531              835
                                                   -------          -------
      Total cash expenditures                       27,444           27,172
                                                   -------          -------
Cash flow from operations before distributions     $ 3,465          $ 3,880
                                                   =======          =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase") and New Forest Apartments General Partnership ("New Forest") from January 1, 1993 to August 20, 1993 are included above. The operations of these partnerships after August 20, 1993 are consolidated with the Company's other operations in IGC's consolidated Statement of Income.


     The FHA, Puerto Rico Housing Finance Corporation ("PRHFC"), State and District of Columbia housing agencies and the partnership agreements require that the accumulation of cash in the partnerships be sufficient to liquidate all current liabilities prior to any distributions to partners. During 1993 and 1994, four partnerships owning seven apartment projects were released from these restrictions as part of mortgage refinancings. Most of the partnership agreements provide that IGC receive a zero to 5% interest in profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations.

(4)  INVESTMENT IN REAL ESTATE VENTURES RELATING TO HORSE RACING

     In September 1993, Equus Gaming Company ("Equus") was formed to hold the Company's and IBC's interest in HDA and to organize and to hold the stock of Virginia Jockey Club, Inc. ("VJC"). The Company announced plans to distribute to its public unitholders 99% of its ownership interest in Equus ("Equus Distribution" or "Proposed Distribution"). Prior to July 21, 1994, HDA, a limited partnership that owns the only thoroughbred race track in Puerto Rico, was owned 49% by IGC, 31% by IBC and 20% by an unaffiliated partnership. The race track facilities are leased to ECOC, which previously was an effectively 29.4% owned non-consolidated affiliate of IGC. In October 1993, VJC submitted an application to the Virginia State Racing Commission to construct and operate a thoroughbred horse racing facility in Virginia. On October 13, 1994, the Virginia State Racing Commission denied VJC's application to construct and operate the Virginia horse racing facility and $1.8 million of deferred project costs were written off.

     Equus is consolidated in the Company's financial statements. The Company's financial statements reflect the equity method of accounting for its investment in HDA. HDA is a special partnership under Puerto Rico law and partners of such partnerships are not liable for losses in excess of their capital investment. Due to the costs related to the refinancing of HDA debt in 1993 and HDA cash distributions, the partners' capital account is in a deficit position. As a result of the deficit position in HDA and the Proposed Distribution, IGC did not recognize its share of HDA's earnings during the first nine months of 1994 and does not expect to recognize any earnings in the future.

     Prior to the expected Equus Distributuion, IGC completed a series of intermediary transactions: (1) On July 21, 1994, the Puerto Rico Racing Board approved the issuance by HDA of a 15% interest to HDA Management Corporation ("HDAMC"). The entire equity interest in HDAMC is represented by warrants issued in December 1993 in connection with the refinancing of HDA indebtedness.

As a result, IGC's, IBC's and the unaffiliated owner's interests in HDA were diluted to 41.65%, 26.35%, and 17%, respectively, (2) On July 29, 1994, the Company formed Equus Management Corporation ("EMC"), a wholly owned subsidiary, to hold the general partner interest in Equus, (3) On August 1, 1994, ECOC was reorganized as a nonstock corporation. As a result, IGC's ownership interest in ECOC was terminated. Because ECOC was a non-consolidated affiliate, this transaction resulted in no financial statement impact to the Company, (4) On August 2, 1994, IBC transferred its entire 26.35% HDA interest and IGC transferred a 40.65% profits interest in HDA to Equus. Equus was reorganized as a limited partnership between IGC as a 99% partner, and EMC as a 1% partner and (5) HDA distributed its note receivable from the Land Development Associates ("LDA"), a 80% consolidated subsidiary, to its partners, IGC, Equus and a non-affiliated minority owner.

     Equus has filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the distribution by IGC of Units representing in the aggregate a 99% limited partnership interest in Equus. IGC expects to complete the Equus Distribution following the Equus registration statement being declared effective by the SEC.

     HDA's condensed balance sheets as of September 30, 1994 and December 31, 1993 and the condensed statements of income for the nine month period ended September 30, 1994 and 1993 are shown as follows:


                                      HDA
                               CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                  September 30,    December 31,
                                                      1994            1993
                                                  -------------    -----------
                                                           (In thousands)
Assets
  Cash                                                $ 5,724         $ 1,886
  Leased property, less accumulated
    depreciation of $7,314 and
    $6,157 at September 30, 1994 and
    December 31, 1993, respectively                    42,072          42,267
  Receivables from LDA                                     --          12,690
  Other assets                                          5,080           4,308
                                                      -------         -------
                                                      $52,876         $61,151
                                                      =======         =======
Liabilities and partners' deficit
  Accounts payable and accrued liabilities            $ 3,086         $   669
  Debt-third parties                                   66,061          65,960
                                                      -------         -------
                                                       69,147          66,629
                                                      -------         -------
  Partners' deficit
    Capital contribution                                1,914           1,914
    Accumulated deficit                                (1,298)         (4,892)
    Distributions to partners                         (16,887)         (2,500)
                                                      -------         -------
                                                      (16,271)         (5,478)
                                                      -------         -------
                                                      $52,876         $61,151
                                                      =======         =======

                                      HDA
                         CONDENSED STATEMENT OF INCOME
                                  (Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1994             1993
                                                -----------       -----------
                                                         (In thousands)

Revenues
  Rental income                                   $ 11,012          $ 9,166
  Equity in earnings of ECOC                            --              714
  Interest income                                      732              294
                                                   -------          -------
                                                    11,744           10,174
                                                   -------          -------
Expenses
  General and administrative                           306              449
  Depreciation and amortization                      1,379            1,491
  Interest                                           6,463            4,182
                                                   -------          -------
    Total expenses                                   8,148            6,122
                                                   -------          -------
Income before provision for income tax             $ 3,596          $ 4,052
Provision for income tax                                 1               --
                                                   -------          -------
Net income                                         $ 3,595          $ 4,052
                                                   =======          =======


     The race track facilities owned by HDA are leased to ECOC, which until August 1, 1994 was an effectively 29.4%-owned non-consolidated affiliate of IGC. The lease agreement requires ECOC to pay an annual rent consisting of the greater of 25% of the race track commissions ("Basic Rent") or $7.5 million with annual adjustments based on any increase in the Consumer Price Index from 1989 ("Minimum Basic Rent"). In addition, ECOC is responsible for payment of all insurance, taxes and other costs to operate and to maintain the race track.

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

(5)  DEBT

     The following notes are primarily collateralized by land, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:

                                            Stated
                              Maturity     Interest September 30, December 31,
Description by Lender           Date         Rate        1994         1993
- - - -------------------------  --------------  -------- ------------- ------------
                                    (In thousands)

Non-recourse debt:
  Purchase money
    mortgages (5)          Demand (3)       9%          $    670     $    670
  Community Development
    Administration (9)     06-01-16         10.3%          4,019        4,055
  Community Development
    Administration (9)     10-01-27         9.575%         6,397        6,417
  Community Development
    Administration (9)     10-01-28         9.875%        11,954       11,985
  Supra & Co. (minority
    partner in LDA)        None             (1)            4,475        2,092
                                                        --------     --------
      Total non-recourse                                  27,515       25,219
                                                        --------     --------
Recourse debt:
  Banco Popular de P.R.    Paid             Paid              --        5,420
  Branch Banking &         Paid             Paid              --           56
    Trust
  1st National             09-01-95         9%               337          150
    St. Mary's
  Citibank (11)            Demand           (2)            1,621        1,857
  NationsBank (5,7,12)     05-01-95         Prime          7,785        7,774
                                            + 1%
  NationsBank (5,7,12)     05-31-95         Prime          1,133        1,353
                                            + 1.5%
  NationsBank (5,7,12)     05-31-95         Prime          5,646        6,013
                                            + 1.5%
  Purchase money           Various from     9%-12%         2,145        2,362
    mortgages (5)          09-24-95 to
                           04-01-98
  Washington Savings (5)   12-27-95         8%               780          656
  Signet Bank (6)          08-31-95         Prime          7,366       11,508
                                            + 2%
  Wachovia Bank & Trust    07-31-95         Prime            347          347
    (5,7)                                   + .5%
  FDIC (5,7,12)            09-30-96         Prime          8,992       10,993
                                            + 1%
  Banco Central
    Hispano (5)            12-31-97         (4)            3,965        6,400
  Wachovia Bank & Trust    Various from     Prime             92           95
    (7)                    04-26-00 to      + 1%
                           10-25-00

                                            Stated
                              Maturity     Interest September 30, December 31,
Description by Lender           Date         Rate        1994         1993
- - - -------------------------  --------------  -------- ------------- ------------

  Various (5,8,13)         Various from     Various          852          758
                           07-23-95 to
                           02-28-98
                                                        --------     --------
      Total recourse                                      41,061       55,742
                                                        --------     --------
      Total debt                                        $ 68,576     $ 80,961
                                                        ========     ========
Balance Sheet Classification
- - - ----------------------------

Mortgage and notes payable - Recourse debt              $    390     $    428
Related to community development -
  Non-recourse debt                                        5,145        2,762
  Recourse debt                                           37,229       50,137
Related to homebuilding projects - Recourse debt           1,821        3,320
Related to investment properties -
  Recourse debt                                            1,621        1,857
  Non-recourse debt                                       22,370       22,457
                                                        --------     --------
      Total debt                                        $ 68,576     $ 80,961
                                                        ========     ========

 (1) At September 30, 1994, $1.8 million of the outstanding balance bears an interest rate of 2.5% over the prime rate (10.25%). On December 31, 1993, the interest rate was the 936 rate plus 3% (6.321%). On August 2, 1994 HDA distributed a receivable from LDA to its partners. Supra's share of the receivable, $2.7 million, consisted of principal and accrued interest. The accrued interest was distributed as non-interest bearing note. The principal bears interest at 1.5% over the prime rate with a floor of 6% and a ceiling of 9%. At September 30, 1994 the rate was 9.00%. The outstanding balance of these notes at September 30, 1994 was $2.7 million.

 (2) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 6.70% on September 30, 1994 and 5.15% on December 31, 1993.

 (3) The lender of $.7 million of past due purchase money mortgages has agreed to accept a deed in lieu of payment.

 (4) Interest rate is 936 rate plus 3%, with minimum of 6% and maximum of 9%. The rate at September 30, 1994 and December 31, 1993 was 7.65% and 6.55%, respectively.

 (5)  Collateralized with land and improvements.

 (6)  Collateralized with land and housing.

 (7)  Collateralized with receivables.

 (8)  Collateralized with land and building.

 (9)  These loans are FHA mortgages on apartment projects.

(10)  Intentionally left blank.

(11)  Collateralized with a letter of credit.

(12)  Collateralized by investments in partnerships.

(13)  Collaterlized by property, plant and equipment.

(6)  RELATED PARTY TRANSACTIONS

     During the first nine months in 1994 and 1993, IGC paid or accrued $56,000 and $72,000, respectively, to reimburse the managing general partner for director's meeting fees and expenses. At September 30, 1994 and 1993, $56,000 and $276,000, respectively, of directors fees were accrued and unpaid.

     IGC and IBC, an entity primarily owned by James J. Wilson (Chairman of the Board of Directors for IGC's managing general partner) and his family, own the general partnership interest in Chastleton, a partnership owning a rental apartment project of 300 units in the District of Columbia. During the first quarter of 1990, IBC (1) assumed IGC's obligation to provide future funding of operating advances, (2) indemnified IGC against any liability resulting from certain letters of credit and liabilities regarding Chastleton and (3) purchased from IGC for $1.9 million receivables of $2.1 million due from Chastleton. Of the $1.9 million, IBC paid IGC $300,000 in cash, $404,000 in mortgage receivables, and the balance by a demand note. The outstanding balance, including interest accrued on the demand note secured by certain real estate parcels, was $699,000 and $680,000 at September 30, 1994 and December 31, 1993, respectively, of which $336,000 and $317,000, respectively, are reserved until paid. In addition, as part of IBC's purchase, IGC and IBC agreed that IGC would continue to manage the project and subordinate 50% of its management fees until IBC collects its working capital advances to Chastleton.

     In October 1992, IBC, as general partner of Chastleton, arranged the refinancing of certain tax-exempt housing bonds issued in 1985. As part of this refinancing, IGC agreed to defer collection of all of its management fees until Chastleton has sufficient cash flow after debt service and other operating expenses to pay the fees. As of January 1, 1993, the Board of Directors approved a reduction of Chastleton's management fees from 5% to 2.5% while the project is operating at a cash flow deficit. At September 30, 1994 and December 31, 1993, Chastleton owed approximately $358,000 and $311,000, respectively of management fees and other receivables, which $261,000 and $211,000, respectively, are reserved. IGC is also contingently liable under $4.6 million in letters of credit issued by NationsBank which secure additional bonds issued for Chastleton.

     IBC owned two commercial properties in Puerto Rico which it contributed to two Puerto Rico special partnerships, Santa Maria Associates S.E. ("Santa Maria") formed December 1990, and El Monte Properties S.E., which owns a shopping center and office building, the Doral Building, formed December 1992, in exchange for 99% partnership interests in each. IGC is a 1% managing partner and provides property management services under the same terms as previously provided to IBC, including management fees which are 3.5% of rental income. During the nine months ended September 30, 1994 and 1993, property management fees for these affiliates were approximately $114,000 and $107,000, respectively. During the nine months ended September 30, 1994 and 1993, IGC earned $0 and $135,000, respectively, from IBC for development fees for the Doral Building and the Santa Maria expansion project which were under construction in Puerto Rico. IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property leased from affiliates in Puerto Rico was $154,000 during the nine months ended September 30, 1994 and 1993. All leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     IGC has a property management agreement with Capitol Park Associates ("CP"), a third-party partnership that owns 937 apartment units in Washington, D.C. In 1984, this partnership purchased these apartment units from a company controlled by James J. Wilson, certain other stockholders of IBC's predecessor and third parties. In May 1994, this partnership refinanced a substantial portion of its debt and executed a new property management agreement with IGC. The initial term of the agreement is two years, and provides for fees of 3.5% of annual gross collections, plus $6,000 monthly to cover documented expenses incurred in the management of the project. IGC also simultaneously entered into a consulting agreement with CP obligating IGC to pay a monthly fee equal to 1% of gross collections. As of September 30, 1994 and 1993, IGC earned fees of approximately $212,000 and $178,000, respectively. As of September 30, 1994, $28,000 of these fees, and other reimbursements of allocated costs were owed by CP.

     IGC and IBC formed Coachman's Limited Partnership, which owns a 104-unit apartment complex in St. Charles, Maryland. IGC contributed its 99% interest in the land and IBC contributed its 1% interest in the land and $218,000 in cash. IBC is obligated to fund any operating deficits; however, IGC has provided these funds. Both partners retain a 1% general partner and 49% limited partner interest in the cash flow, and IGC provides management services for this property. As of September 30, 1994 and 1993, IGC earned fees of approximately $18,000 and $17,000, respectively. At September 30, 1994, unpaid management fees and operating deficit loans due IGC were $453,000 of which $305,000 is reserved.

     IBC and its affiliates own certain U.S. commercial properties and apartment projects in the U.S. for which IGC provides property management services for fees of 2.5% to 4.5% of rental income. Effective January 1993, the Board of Directors approved a reduction in the management fees for one of these projects from 4.5% to 2.5% until the project has cash flow sufficient to bring the unpaid fees up to date and pay the 4.5% fee. During the nine months ended September 30, 1994 and 1993, property management fee income from these affiliates was approximately $149,000 and $134,000, respectively. During the nine months ended September 30, 1994 and 1993, IGC earned $85,000 and $0, respectively, from IBC for development fees for the Village Lake Apartment project. As of September 30, 1994, $362,000 of management fees and other allocated costs were unpaid by these affiliates of which $357,000 was reserved.

     IGC and affiliates lease 23,400 square feet of office space for its executive office from Smallwood Village Associates Limited Partnership ("SVA"), which owns one of IBC's commercial properties, for approximately $282,000 per year (subject to adjustment for inflation). The lease expires in the year 2001. During the nine months ended September 30, 1994 and 1993, IGC's annual rent for its share of the leases were approximately $148,000 and $143,000, respectively.

     American Family Homes, a wholly owned subsidiary of IGC, leases from IBC 3,000 square feet of commercial office space for one of its sales centers. The term of the lease is for six months beginning August 1, 1994 at $39,000 per year.

     As of September 30, 1991, IGC sold a 31% interest (38.75% of its ownership interest) in HDA to IBC, reducing IGC's 80% partnership interest in HDA to 49%. An unaffiliated partner continued to hold the remaining 20% interest. As a result of this transaction, the assets and liabilities of HDA ceased to be consolidated with those of IGC. The purchase price consisted of a $10,000 cash payment, a $121,000 note payable by IBC out of distributions from HDA and certain covenants of IBC. In April 1994, $103,000 of the outstanding balance was collected. In August 1994, the remaining balance was offset against IBC's contribution of its ownership in Equus. (See Note 4 to Financial Statements.)

     In September 1993, IGC and IBC formed Equus Gaming Company ("Equus), a general partnership. On August 2, 1994, IBC transferred its entire 26.35% interest in HDA and IGC transferred a 40.65% profits interest in HDA to Equus. Equus was reorganized as a limited partnership between IGC as a 99% partner and EMC, a wholly owned subsidiary, as a 1% partner. IBC contributed its 38% interest in Equus to IGC at its book value.

     IGC and IBC have also engaged in property sales and certain other related party transactions. During 1989, IBC purchased 5.01 acres of commercial land for the development of an apartment complex for the appraised value of $1 million ($218,000 cash down payment and a five-year note of $874,000 requiring quarterly payments of $22,000 and a balloon payment of the balance on September 28, 1994). The past due principal and interest as of September 30, 1994 was $380,000. This note was originally secured by the 5.01-acre site. In 1992, the Company pledged this note to a vendor as collateral for outstanding payables. To permit the construction of the Village Lake Apartments to proceed, the vendor and the Company's Board of Directors approved the release of 3.78 of the 5.01 acres, without payment, in exchange for an assignment of IBC's 99% interest in Village Lake L.P. and Santa Maria and a mortgage on an additional real estate parcel which subsequently was sold.

     The Company and IBC entered into an agreement in 1990 pursuant to which $1.7 million of the Company's outstanding advances to IBC in 1990 were satisfied by the conveyance by IBC to the Company of approximately $3.8 million in receivables from SVA, in which IBC is the sole general partner and a limited partner, together with options to purchase IBC's 1% general and 51% limited partnership interests in SVA. As SVA has been operating at a cash deficit since inception, none of these receivables have been collected by IGC.
Pursuant to the agreement, in order to enhance the ultimate liquidity of the Company's receivables from SVA, the Company has had the right since December 31, 1993 to require IBC to repurchase the receivables ("SVA Repurchase") for an amount equal to $2 million plus interest from the date of the agreement. To date, the Company has not exercised the SVA Repurchase. The receivable was $4.4 million including accrued interest at September 30, 1994, of which $2.5 million was reserved.

     IGC provides management services to HDA pursuant to a management agreement which has a term of 15 years ending in December 2004. The management agreement was amended in December 1993 upon closing of a HDA refinancing to reduce the management fee to an annual fee of $250,000, adjusted beginning in 1994 by the percentage increase in CPI over the prior year. Prior to such amendment IGC received a management fee equal to 5% of the HDA's rental income. The HDA management fees earned in the first nine months of 1994 and 1993 were $193,000 and $458,000, respectively.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The real estate industry is cyclical, and is especially sensitive to fluctuations in economic activity and movements in interest rates. Sales of new homes are affected by market conditions for rental properties and by the condition of the resale market for used homes, as well as the competitive supply of other new homes for sale. An oversupply of rental real estate depresses rents and reduces incentives for renters to purchase homes. An oversupply of resale units depresses prices and reduces the margins available on sales of new homes. In addition, a slowing of the economy and its impact on consumer spending, particularly in over built markets, can adversely impact construction activity and demand for housing. However, entry level housing has traditionally not been as negatively influenced since financing has been readily available to individuals with small amounts of capital.

     The Company's homebuilding and community development sales are greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Even though long-term interest rates have increased since 1993 when they declined to their lowest level in approximately 20 years, entry-level housing remains affordable to homebuyers. As part of the Company's restructure plan, certain subdivision homebuilding projects were transferred to the community development division for lot sales to other builders. As a result, the Company is experiencing a decrease in its subdivision home sales volume.

     The following discussion and analysis covers changes in the results of operations for the nine and three months ended September 30, 1994 as compared to the results of the nine and three months ended September 30, 1993.

NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

     Revenues. Revenues for the nine months ended September 30, 1994 increased 39% to $51.9 million from $37.3 million in the prior comparable period primarily due to an increase in revenues from investment properties related to the distribution of a note receivable from HDA, an increase in commercial lot sales and the impact of the consolidation of two partnerships owning apartment projects.

     Home sales decreased 10% to $15.1 million for the nine months ended September 30, 1994 from $16.7 million for same period of 1993. The decrease is summarized as follows:

                                                    Nine Months Ended
                                                    September 30, 1994
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
                                                       (In thousands)
Home Sales
  Subdivision
    St. Charles, MD                          $ 6,386     $152      42       8
    Lexington Park, MD                           162       81       2       4
    Montclair, VA                                118      118       1      --
  On Your Own Lot (excludes lots)              8,469       81     105     120
                                             -------              ---     ---
                                             $15,135     $101     150     132
                                             =======              ===     ===


                                                    Nine Months Ended
                                                    September 30, 1993
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
                                                       (In thousands)
Home Sales
  Subdivision
    St. Charles, MD                           $8,549     $134      64      21
    Lexington Park, MD                           182       91       2       1
    Montclair, VA                              1,404      128      11      --
  On Your Own Lot (excludes lots)              6,597       76      87     154
                                             -------              ---     ---
                                             $16,732     $102     164     176
                                             =======              ===     ===


     The decrease in the subdivision homebuilding division is primarily due to the Company's increased focus on the "on your own lot" division and the reduced availability of townhome lots to the Company's homebuilding division in St. Charles and Montclair due to lot sales to third party homebuilders. In addition to increased competition in the Company's planned communities, competition outside of St. Charles has stiffened.

     Lot sales increased to $19 million for the nine months ended September 30, 1994 from $11.6 million for the same period in 1993. The increase in 1994 is primarily attributable to the closing of the sale of a shopping center site in Puerto Rico and an increase in single-family residential lot sales, offset in part by a decrease in townhome lot sales in the St. Charles and Montclair divisions. Lot sales are summarized as follows:


                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                        1994             1993
                                                        ----             ----
                                                            (In thousands)
Industrial/Commercial lots
  Commercial/Industrial:
    U.S. (10 acres in 1994, 12 acres in 1993)         $   983           $3,000
    Puerto Rico (62 acres)                             12,000               --
  Puerto Rico
    Recognition of deferred income                        123              375

Residential lots
  St. Charles
    Single-family lots (83 in 1994, 85 in 1993)         3,803            3,856
    Townhome lots (66 in 1993)                             --            1,650
  Montclair
    Townhome lots
      Developed (19 in 1994, 43 in 1993)                  713            1,512
      Semi-developed (44 in 1994)                         484               --
    Condominium lots (45 in 1993)                          --              378
  Westbury single-family lots (21 in 1994, 6 in 1993)     571              155

Undeveloped land
  U.S.                                                     31              687
  Puerto Rico (19 acres in 1994)                          250               --
                                                      -------          -------
                                                      $18,958          $11,613
                                                      =======          =======
Average residential lot sales price
  St. Charles
    Single-family lot                                 $    46          $    45
    Townhome lot                                           --               25
  Montclair
    Townhome lot
      Developed                                            38               35
      Semi-developed                                       11               --
    Condominium lot                                        --                8
  Westbury lot                                             27               26

     Revenues from investment properties, management fees and other income increased to $17.8 million for the nine months ended September 30, 1994 from $8.9 million in the same period of 1993. These changes are summarized below:

                                                       Nine Months Ended
                                                         September 30,
                                                 -----------------------------
                                                     1994             1993
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Investment in partnerships                       $11,564           $4,256
Management fees                                      2,569            3,211
Apartment rental income                              3,286            1,026
Interest and other income                              375              451
                                                   -------           ------
                                                   $17,794           $8,944
                                                   =======           ======


     Revenues from investment in partnerships during the nine months ended September 30, 1994 increased to $11.6 million from $4.3 million for the same period in 1993 due to distributions from certain partnerships that exceeded the Company's basis in those partnerships. Certain partnerships qualify as Puerto Rico special partnerships and, as such, partners are not liable for losses in excess of their capital investment. The source of these income producing distributions were $2.6 million from a partnership that refinanced the four apartment projects it owns and a $6.5 million note receivable from HDA. As a result of the partners' deficit capital accounts in HDA and the Proposed Distribution, IGC did not recognize its share of HDA earnings during the first nine months of 1994 and does not expect to recognize any of these earnings in the future. During the first nine months of 1993, $1.9 million of equity in earnings of HDA was recorded.

     Revenues from management fees decreased due to the reduced HDA management fee and refinancing fees earned in the 1993 period with no similar fees earned during the 1994 comparable period. This decrease was offset in part by recognition of a developer's fee in the 1994 period.

     During August 1993, the partnerships owning the New Forest and Fox Chase Apartment complexes purchased the unaffiliated party's 50% partnership interests, thereby increasing IGC's interest in these partnerships from 40% to 90%. Prior to these purchases, the Company accounted for these partnership interests under the equity method. The Company's September 30, 1994 consolidated financial statements include the operations of New Forest and Fox Chase, which accounts for the increase in rental income.

GROSS PROFITS FROM HOMEBUILDING AND COMMUNITY DEVELOPMENT.

     Gross profits from homebuilding operations for the nine months ended September 30, 1994 and 1993 are summarized as follows:

                                        Nine Months Ended September 30, 1994
                                        ------------------------------------
                                        Subdivision  On Your Own Lot  Total
                                        -----------  ---------------  ------

Home sales                                 $ 6,666       $ 8,469     $15,135
Cost of sales excluding marketing            6,207         7,805      14,012
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $   459       $   664     $ 1,123
                                           =======       =======     =======

Gross profit margins                            7%            8%          7%



                                        Nine Months Ended September 30, 1993
                                        ------------------------------------
                                        Subdivision  On Your Own Lot  Total
                                        -----------  ---------------  ------

Home sales                                 $10,135       $ 6,597     $16,732
Cost of sales excluding marketing            8,219         6,123      14,342
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $ 1,916       $   474     $ 2,390
                                           =======       =======     =======

Gross profit margins                           19%            7%         14%


     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including pricing, efficiency of homebuilding operations, financing costs (including costs of subsidizing customer financing, if any) and differences in gross profit margins between the homebuilding divisions. The subdivision margin, usually higher, includes the profit on land transferred from the community development division, whereas the "on your own lot" sales consist solely of the homes. The lower margins in 1994 are primarily due to the change in the mix of sales between subdivision and "on your own lot" homebuilding divisions and a write-off of unrealizable capitalized costs.

     Gross profit margins from community development increased to 35% from 30% primarily due to reduced period costs absorbed by increased lot sales. Gross profits from community development are summarized as follows:

                                         Nine Months Ended September 30, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)
Industrial/Commercial lots
  Commercial/Industrial:
    U.S.                                $   983   $   300      $  683      69%
    Puerto Rico                          12,000     7,569       4,431      37%
  Puerto Rico
    Recognition of deferred income          123        32          91      74%

U.S. Residential lots
  St. Charles
    Developed single-family lots          3,803     2,220       1,583      42%
  Montclair
    Townhome lots
      Developed                             713       640          73      10%
      Semi-developed                        484       440          44       9%
  Westbury single-family lots               571       528          43       8%

Undeveloped land
  U.S.                                       31        --          31     100%
  Puerto Rico                               250       133         117      47%
                                        -------   -------      ------
Gross profit before period costs         18,958    11,862       7,096      37%

Period costs                                 --       462        (462)      --
                                        -------   -------      ------
                                        $18,958   $12,324      $6,634      35%
                                        =======   =======      ======

                                         Nine Months Ended September 30, 1993
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)

Industrial/Commercial lots
  U.S.                                  $ 3,000    $1,098      $1,902      63%
  Puerto Rico
    Recognition of deferred income          375        60         315      84%

U.S. Residential lots
  St. Charles
    Developed single-family lots          3,856     2,363       1,493      39%
    Developed townhome lots               1,650     1,078         572      35%
  Montclair
    Townhome lots - developed             1,512     1,462          50       3%
    Condominium lots                        378       361          17       5%
  Westbury single-family lots               155       153           2       1%

U.S. undeveloped land                       687       680           7       1%
                                        -------    ------      ------
Gross profit before period costs         11,613     7,255       4,358      38%

Period costs                                 --       846        (846)      --
                                        -------    ------      ------
                                        $11,613    $8,101      $3,512      30%
                                        =======    ======      ======


     Other Expenses. The other expenses for the nine months ended September 30, 1994 and 1993 were as follows:
                                                      1994             1993
                                                   ----------       ----------

Selling and marketing                                $ 1,076          $   912
General and administrative                             6,902            5,771
Depreciation and amortization                            456              427
Interest expense                                       1,512            1,580
Rental apartment expense                               3,336            1,065
Write-off deferred project cost                        1,761               --
                                                     -------           ------
                                                     $15,043           $9,755
                                                     =======           ======

     Selling and marketing expenses, depreciation and amortization and interest expense during the 1994 and 1993 periods were generally comparable. General and administrative expenses increased primarily due to additional compensation expense resulting from the issuance of Unit Appreciation Rights pursuant to the Company's Employees' Unit Incentive Plan and legal fees regarding pending legal proceedings. Rental apartment expense in 1994 includes the expenses of New Forest and Fox Chase which were not consolidated in the 1993 period. The Company's share of these partnership losses were previously accounted for on the equity method (see Note 3). VJC was not chosen as the recipient of the Virginia racing license, resulting in a $1.8 million write-off of deferred project costs.

     Provision for Income Tax. The provision for Puerto Rico income taxes during the nine months ended September 30, 1994 increased to $3 million compared to $900,000 during the first nine months of 1993 primarily due to taxable income resulting from distributions received from partnerships in Puerto Rico that refinanced their apartment projects and the profits from the sale of the shopping center site. The implementation of SFAS No. 109 generated a $1.5 million Puerto Rico income tax benefit reported in 1993 as a cumulative effect of accounting change.

     Minority Interest. The minority partner interest increased during the nine months ended September 30, 1994 primarily as a result of the minority partner's 20% interest in the profit related to the settlement by LDA of the sale of a shopping center site in Puerto Rico.

     Net Income. As a result of changes in revenue and expenses discussed above, net income for the nine months ended September 30, 1994 increased to $6.8 million from $5.6 million. The 1994 period included a nonrecurring distribution of a $6.5 million note receivable from HDA and the 1993 period included a $1.5 million beneficial effect of the accounting change.

THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

     Revenues. Revenues for the three months ended September 30, 1994 increased 22% to $16.7 million from $13.7 million in the prior comparable period primarily due to a non-recurring distribution from HDA of a $6.5 million note receivable in the 1994 quarter.

     Home sales decreased 14% to $5.1 million for the three months ended September 30, 1994 from $5.9 million for same period of 1993. The decrease is summarized as follows:

                                                    Three Months Ended
                                                    September 30, 1994
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
                                                       (In thousands)
Home Sales
  Subdivision
    St. Charles, MD                          $ 2,525     $158      16       8
    Lexington Park, MD                            --       --      --       4
    Montclair, VA                                 --       --      --      --
  On Your Own Lot (excludes lots)              2,605       79      33     120
                                             -------              ---     ---
                                             $ 5,130     $105      49     132
                                             =======              ===     ===

                                                    Three Months Ended
                                                    September 30, 1993
                                             ----------------------------------
                                                       Average
                                              Sales     Sales   Units
                                             Revenue    Prices  Closed  Backlog
                                             -------   -------  ------  -------
Homes Sales                                            (In thousands)
  Subdivision
    St. Charles, MD                          $ 2,866     $136      21      21
    Lexington Park, MD                            89       89       1       1
    Montclair, VA                                133      133       1      --
  On Your Own Lot (excludes lots)              2,846       77      37     154
                                             -------              ---     ---
                                             $ 5,934      $99      60     176
                                             =======              ===     ===

     The decrease in the subdivision homebuilding division is primarily due to increased competition to the Company's increased lot sales to third party homebuilders that resulted in less townhome lots available for the Company's home sales, offset in part by increased sales prices.

     Lot sales decreased to $2.2 million for the three months ended September 30, 1994 from $4.5 million for the same period in 1993. Westlake Village is nearing completion and the majority of the large single-family lots are committed under option contracts or sold. The medium size lots sell for a lower sales price at a reduced sales pace. Lot sales are summarized as follows:
                                                         Three Months Ended
                                                            September 30,
                                                       ----------------------
                                                        1994             1993
                                                        ----             ----
Industrial/Commercial lots                                  (In thousands)
  Commercial:
    U.S. (2 acres in 1994, 1 in 1993)                 $   184             $650
  Puerto Rico
    Recognition of deferred income                         --              125

Residential lots
  St. Charles
    Single-family lots (26 in 1994, 49 in 1993)         1,119            2,194
    Townhome lots (7 in 1993)                              --              171
  Montclair
    Townhome lots - developed (10 in 1994, 20 in 1993)    378              711
  Westbury single-family lots (11 in 1994, 4 in 1993)     308              100

Undeveloped land
  U.S.                                                     --              525
  Puerto Rico (19 acres in 1994)                          250               --
                                                      -------           ------
                                                      $ 2,239           $4,476
Average residential lot sales price                   =======           ======
  St. Charles
    Single-family lot                                 $    43           $   45
    Townhome lot                                           --               24
  Montclair
    Townhome lot - developed                               37               36
  Westbury lot                                             28               25

     Revenues from investment properties, management fees and other income increased to $9.3 million for the three months ended September 30, 1994 from $3.3 million in the same period of 1993. These changes are summarized below:

                                                      Three Months Ended
                                                         September 30,
                                                 -----------------------------
                                                     1994             1993
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Investment in partnerships                        $7,309           $1,395
Management fees                                        693            1,149
Apartment rental income                              1,128              619
Interest and other income                              188              150
                                                    ------           ------
                                                    $9,318           $3,313
                                                    ======           ======


     Revenues from investment in partnerships during the three months ended September 30, 1994 increased to $7.3 million from $1.4 million for the same period in 1993 due to the income recognition of a distribution from HDA. HDA qualifies as a Puerto Rico special partnership and, as such, partners are not liable for losses in excess of their capital investment. Since HDA's partners' capital accounts are in a deficit, the Company recognized $6.5 million of income from its share of the LDA note receivable distributed by HDA. As a result of the partners' deficit capital accounts in HDA and the Proposed Distribution, IGC did not recognize its share of HDA earnings during the first nine months of 1994 and does not expect to recognize any of these earnings in the future. During the first nine months of 1993, $1.9 million of equity in earnings of HDA was recorded.

     Revenues from management fees decreased primarily due to the lower HDA management fee earned in 1994 pursuant to the amended management agreement and a decrease in incentive management fees recognized in the 1994 period as compared to the 1993 period.

     During August 1993, the partnerships owning the New Forest and Fox Chase Apartment complexes purchased the unaffiliated party's 50% partnership interests thereby increasing IGC's interest in these partnerships from 40% to 90%. Prior to these purchases, the Company accounted for these partnership interests under the equity method. The Company's September 30, 1994 consolidated financial statements include the operations of New Forest and Fox Chase.

GROSS PROFITS FROM HOMEBUILDING AND COMMUNITY DEVELOPMENT.

     Gross profits from homebuilding operations for the three months ended September 30, 1994 and 1993 are summarized as follows:

                                       Three Months Ended September 30, 1994
                                       -------------------------------------
                                        Subdivision  On Your Own Lot  Total
                                        -----------  ---------------  -----

Home sales                                 $ 2,525       $ 2,605     $ 5,130
Cost of sales excluding marketing            2,559         2,380       4,939
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $  (34)       $   225     $   191
                                           =======       =======     =======

Gross profit margins                          (1)%            9%          4%



                                       Three Months Ended September 30, 1993
                                       -------------------------------------
                                        Subdivision  On Your Own Lot  Total
                                        -----------  ---------------  -----

Home sales                                 $ 3,088       $ 2,846     $ 5,934
Cost of sales excluding marketing            2,407         2,630       5,037
                                           -------       -------     -------
Gross profits before selling and
  marketing costs                          $   681       $   216     $   897
                                           =======       =======     =======

Gross profit margins                           22%            8%         15%


     The lower margins in 1994 are primarily due to increased direct and indirect costs without a proportionate increase in sales price, the write-off of unrealizable capitalized costs and the change in the mix of sales between subdivision and "on your own lot" homebuilding divisions. The subdivision margin, usually higher than the margins produced by the "on your own lot" division, includes profit on land previously held in the Company's community development inventory which has a below market basis whereas the "on your own lot" sales consist solely of the homes.

     Gross profits from community development decreased to 26% from 31% primarily due to a decrease in residential lot sales and period costs being absorbed by fewer lot sales. In addition, the average sales price of the commercial site and the single-family lots sold in 1994 were lower than the 1993 period due to size and location. Gross profits from community development are summarized as follows:

                                         Three Months Ended September 30, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)

Industrial/Commercial lots
  Commercial/Industrial:
    U.S.                                $   184    $   50      $  134      73%
    Puerto Rico                              --        --          --       --

U.S. Residential lots
  St. Charles
    Developed single-family lots          1,119       693         426      38%
  Montclair
    Townhome lots - developed               378       336          42      11%
  Westbury single-family lots               308       274          34      11%

Undeveloped land
  U.S.                                       --        --          --       --
  Puerto Rico                               250       132         118      47%
                                        -------    ------      ------
Gross profit before period costs          2,239     1,485         754      34%

Period costs                                 --       168        (168)      --
                                        -------    ------      ------
                                        $ 2,239    $1,653      $  586      26%
                                        =======    ======      ======

                                         Three Months Ended September 30, 1993
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)
Industrial/Commercial lots
  U.S.                                   $  650   $   120      $  530      82%
  Puerto Rico
    Recognition of deferred income          125        20         105      84%

U.S. Residential lots
  St. Charles
    Developed single-family lots          2,194     1,344         850      39%
    Developed townhome lots                 171       113          58      34%
  Montclair
    Townhome lots - developed               711       689          22       3%
    Westbury single-family lots             100       100          --       --
    Undeveloped land                        525       518           7       1%
                                         ------    ------      ------
Gross profit before period costs          4,476     2,904       1,572      35%

Period costs                                 --       179        (179)      --
                                         ------    ------      ------
                                         $4,476    $3,083      $1,393      31%
                                         ======    ======      ======


     Other Expenses. The other expenses for the three months ended September 30, 1994 and 1993 were as follows:
                                                      1994             1993
                                                   ----------       ----------

Selling and marketing                                 $  396           $  341
General and administrative                             2,999            1,680
Depreciation and amortization                            149              147
Interest expense                                         419              598
Rental apartment expense                               1,163              624
                                                      ------           ------
                                                      $4,719           $3,390
                                                      ======           ======

     Selling and marketing expense and depreciation and amortization during the 1994 and 1993 periods were generally comparable. General and administrative expenses increased primarily due to additional compensation expense resulting from the issuance of Unit Appreciation Rights pursuant to the Company's Employees' Unit Incentive Plan and accrued legal fees regarding pending legal proceedings. Rental apartment expense in 1994 includes the expenses of New Forest and Fox Chase which were consolidated for 50 days of the 1993 period. The Company's share of these partnership losses were previously accounted for on the equity method (see Note 3). Interest expense decreased due to debt reduction.

     Provision for Income Tax. The provision for income taxes during the three months ended September 30, 1994 decreased to $185,000 compared to $380,000 in the three months ended September 30, 1993.

     Net Income. As a result of changes in revenue and expenses discussed above, net income for the three months ended September 30, 1994 increased to $3.1 million from $1.8 million during the comparable 1993 period. The 1994 period included a nonrecurring distribution of a $6.5 million notes receivable from HDA.

FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and lot sales, property management fees, and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992. During 1994, the Company continued to make progress in completing the objectives it set forth in its 1992 restructuring plan. New or amended loan agreements have been executed for all loans which required restructuring.
Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. As a result, the Company's ability to generate cash for overhead, development and other uses is limited, therefore, it may become necessary for the Company to negotiate with its lenders to reschedule future payments. In addition, project financing will be necessary to commence the development of needed inventory. Debt curtailments during the nine months ended September 30, 1994 totaled $19,094,000.

     One of the Company's principal lenders, Signet Bank, has agreed to reduce the collateral release prices and extend the terms of its $7.4 million loan to September 1, 1995 in exchange for additional collateral. Documents reflecting these changes are being prepared and management expects them to be executed prior to November 30, 1994.

     In addition to its traditional sources of liquidity, the Company is currently pursuing a line of credit and investigating opportunities in the capital markets for longer term financings.

     A potential source of liquidity in late 1995 includes cash from four partnerships in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects under HUD's low income housing program. The economic benefit to the Company and the partners will be greater from a sale of the projects, and management has identified a potential non-profit organization to purchase the projects. The Company expects to retain the right to manage the properties. It is anticipated that any closing pursuant to LIHPRHA will be accomplished in the fourth quarter of 1995 in which event the Company expects that its share of the proceeds will be approximately $10.0 million, net of taxes. These distributions are assigned to the FDIC and then to NationsBank for the payment of debt. As of September 30, 1994, debt payable to the FDIC and NationsBank was $8.9 million and $14.6 million, respectively.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 22, 1993, the Company filed suit against the County Commissioners of Charles County, Maryland in the Circuit Court for Charles County seeking compensation for a school site that it had deeded to the County on June 26, 1990. The Company seeks a minimum of $3.2 million, equal to the fair market value of the school site. The action seeks to enforce an agreement settling litigation between the parties that was entered into in 1989. Under the terms of that agreement, the County agreed to credit the Company for school sites contributed and also agreed to refund to the Company any excess school impact fees paid. The County Commissioners and IGC requested a partial summary judgment and the hearing was held on September 17, 1993. The Circuit Court granted the County's partial summary judgment motion and directed the Company to file its suit for compensation in the Maryland Tax Court. The Company has appealed that decision in the Court of Special Appeals of Maryland and filed for relief in the Maryland Tax Court. The Court of Special Appeals has affirmed the Circuit Court's decision. The Company is considering whether to seek further appellate review or to pursue relief in the Tax Court.

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

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. The investigation is in a preliminary stage and the Company is not in a position to determine whether it will be charged with a violation of the Clean Water Act or other laws or, if charged, what the outcome will be.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
- - - -------  -----------------------------------------   --------------------------


10(a)    Employment Agreement with John E.           Filed herewith
         Hans dated September 1, 1994


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


                                            INTERSTATE GENERAL COMPANY L.P.
                                            -------------------------------
                                                      (Registrant)


                                            By:  Interstate General Management
                                                 Corporation
                                                 Managing General Partner


Dated:  November 14, 1994                   By:  /s/ James J. Wilson
        -----------------                        -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:  November 14, 1994                   By:  /s/ John E. Hans
        -----------------                        -----------------------------
                                                 John E. Hans
                                                 Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
- - - -------                                    -------


 10(a)              Employment Agreement with John E. Hans dated September 1,
                    1994.