Form 10-K
period 1994-12-31
INTERSTATE GENERAL CO L P
filed 1995-03-31
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission File Number 1-9393

                       INTERSTATE GENERAL COMPANY L.P.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
          Delaware                                           52-1488756
- -------------------------------                      --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

222 Smallwood Village Center
St. Charles, Maryland                                          20602
- -------------------------------                      --------------------------
(Address of principal executive Offices)                    (Zip Code)

Registrant's telephone number, including area code    (301) 843-8600
                                                   ----------------------
Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED

Class A Units representing assignment of          American Stock Exchange
beneficial ownership of Class A limited
partnership interest and evidenced by             Pacific Stock Exchange
beneficial assignment certificates ("Units")

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1995 the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $21,420,274

Class A Units Outstanding at March 24, 1995: 10,256,785 Class A Units

                      DOCUMENTS INCORPORATED BY REFERENCE
          Form 10-K
            Item
            N/A

                        INTERSTATE GENERAL COMPANY L.P.

                         1994 Form 10-K ANNUAL REPORT

                               TABLE OF CONTENTS




                                    PART I
                                    ------

                                                                          Page
                                                                          ----


Item 1.   Business                                                           3
Item 2.   Properties                                                        30
Item 3.   Legal Proceedings                                                 30
Item 4.   Submission of Matters to a Vote
            of Security Holders                                             31



                                    PART II
                                    -------

Item 5.   Market Prices and Distribution on Units                           32
Item 6.   Selected Financial and Operating Data                             32
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   34
Item 8.   Financial Statements and Supplementary Data                       49
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                         125



                                   PART III
                                   --------

Item 10.  Directors and Executive Officers
            of the Registrant                                              126
Item 11.  Executive Compensation                                           129
Item 12.  Security Ownership of Certain
            Unitholders and Management                                     133
Item 13.  Certain Relationships and Related
            Transactions                                                   134



                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                        135

                                    PART I

ITEM 1.  BUSINESS

     Interstate General Company L.P. ("IGC") was formed as a Delaware limited partnership in 1986. IGC directly and through predecessors has been engaged in business since 1957 and is the developer of the 9,100-acre planned community of St. Charles, Maryland, located 23 miles southeast of Washington, D.C. It engages in community development in Maryland, Virginia and Puerto Rico and in homebuilding in Maryland, Virginia, North Carolina, South Carolina and Puerto Rico. IGC also holds ownership interests in investment properties, and manages rental apartment projects in Puerto Rico, Maryland, Virginia, and Washington, D.C. IGC is also engaged in the pre-development of municipal waste treatment facilities.

     The following is a discussion of the business activities of IGC and its subsidiaries:

COMMUNITY DEVELOPMENT

     IGC has extensive experience in developing planned communities. IGC, and its predecessors, have developed sites for approximately 12,000 single-family homes, condominiums and apartments in two planned communities in Puerto Rico and one community in St. Charles, Maryland. In St. Charles, IGC has developed approximately 4,000 acres of the planned 9,100-acre community. Outside of St. Charles, IGC has land holdings planned for development of approximately 890 acres at two locations in Puerto Rico and approximately 1,600 acres at several locations in suburban Washington, D.C., including Prince William County, Virginia and Charles County, Prince George's County and St. Mary's County, Maryland.

     The aggregate number of residential lots and commercial and industrial acres developed by IGC that have been sold during each of the past five years is as follows:

                                                    Years Ended December 31,
                                                  ----------------------------
                                                  1994  1993  1992  1991  1990
                                                  ----  ----  ----  ----  ----
  Community Development:
       Residential lots sold                       228   295    80    81   148
       Residential lots used by IGC's
         homebuilding division                      44    91   120   140   155
                                                   ---   ---   ---   ---   ---
       Total residential
         lots used and sold                        272   386   200   221   303
                                                   ===   ===   ===   ===   ===

       Commercial and business park acres sold      76    12     1     6    32
                                                   ===   ===   ===   ===   ===
       Undeveloped acres sold                       20    27    46    --    --
                                                   ===   ===   ===   ===   ===


     Charles County, Maryland. IGC is the developer of the planned community of St. Charles, Maryland. Located 23 miles southeast of Washington, D.C., St. Charles consists of five separate villages: Smallwood, Westlake, Fairway, Piney Reach and Wooded Glen. Each village consists of individually planned neighborhoods and includes schools, churches, recreation centers, sports facilities and a shopping center. Other amenities include parks, lakes, hiking trails and bicycle paths. Charles County owns and manages an 18-hole public golf course in St. Charles. Each community is planned for a mix of residential housing, including detached homes, townhomes, multiplex units and rental apartments. Typical lot sizes for detached homes range from 5,000 to 8,000 square feet.

     A substantial portion of the households in St. Charles include persons who work in Washington, D.C. and surrounding communities. Homebuyers and renters are attracted to St. Charles in part by the prices of homes and apartments, which are less expensive than similar homes and apartments in sections of the metropolitan area closer to downtown Washington. In addition, the amenities of a planned community, including extensive recreation and community facilities, accessible shopping and schools within the community, have provided a desirable alternative to subdivision developments in the metropolitan area. The population of St. Charles is currently approximately 32,000 which has grown significantly from the 1970 population of 4,200.

     IGC's development of St. Charles as a planned community began in 1972 when a comprehensive planned unit development (the "Master Plan") for St. Charles was approved by the Charles County government. The Master Plan contemplates construction of over 20,000 housing units and over 1,300 acres (including land for roads, open space and storm water management) of commercial and industrial development. Currently, there are over 10,500 completed housing units in Smallwood and Westlake Villages, as well as schools, recreation facilities, approximately 3 million square feet of developed commercial space and 1.4 million square feet of industrial buildings. IGC, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements and constructs roads, utility facilities and community facilities.

IGC develops lots for sale for single-family homes, townhomes, apartment complexes and commercial and industrial development.

     St. Charles consists of approximately 9,100 acres. In addition, from 1987 to 1990, IGC acquired approximately 1,200 additional acres in Charles County for future development. IGC currently owns approximately 5,500 acres of land in Charles County. This land is planned for more than 15,000 housing units and approximately 500 acres of commercial/industrial land including land for roads, open space and storm water management.

     Smallwood Village, the first of the five planned villages, contains approximately 2,700 acres. Smallwood Village contains approximately 6,700 housing units in four neighborhoods, a 270,000-square-foot shopping center that opened for business in 1981, and 250 acres of developed commercial and industrial land. One of these neighborhoods, containing 800 acres and some 2,000 housing units, was not developed by IGC. Substantially all available land has been developed and sold, except for approximately 45 commercial and industrial acres and land for approximately 115 additional housing units.

     Westlake Village, the second village, contains approximately 1,700 acres. Development started in 1983 of approximately 4,300 units of single-family homes, townhomes and apartments in Westlake. As of December 31, 1994, lots for approximately 4,200 housing units had been sold to third party homebuilders or sold by IGC in its own homebuilding operations. Westlake Village had originally 538 acres of land designated for commercial use, of which approximately 190 acres remain to be sold. Dorchester Greens, a 32 acre site within Westlake Village, which was originally planned for commercial/light industrial use, was approved for residential development by the Charles County Commissioners late in 1994. Subdivision planning is currently in process for a maximum of 145 lots. Most of 1995 will be needed to complete necessary engineering and municipal reviews and approvals.

     Fairway Village, the third village in St. Charles, contains 1,300 acres including land for roads, open space, and storm water management. Development is in the planning stage. The plan for Fairway Village has two neighborhoods with a total of approximately 3,300 units. Thirty-five acres are planned for commercial development, in addition to a 215-acre business park adjacent to Fairway Village, of which 159 acres remain to be sold. IGC received preliminary plan approval for Fairway Village from Charles County in August of 1994.

     Wooded Glen and Piney Reach, the remaining two villages, will be the final phases of development for St. Charles. These villages will consist of approximately 3,400 acres, including land for open space, roads and storm water management. Approximately 10,000 residential units are planned for the two villages. The villages also include approximately 350 acres of industrial property including a 114-acre state-of-the-art landfill owned and operated by Charles County. Approximately 140 acres of commercial and industrial property remain to be sold.

     Commercial and Business Park Property - Commercial property is located primarily in Westlake Village, but each village has ample commercial acreage to meet the service needs of the Village's residents. At the present time, approximately 3.0 million square feet of commercial space in St. Charles has been completed. The most significant commercial development in St. Charles is along Route 301, a four-lane divided highway. In 1985, an affiliate of Melvin Simon & Associates Inc. acquired 169 acres from IGC for construction of a regional shopping mall and a shopping center. The shopping center was completed in 1987, and contains approximately 400,000 square feet of retail space and has as tenants T. J. Maxx, Ames, Hechinger, Service Merchandise and CVS, among others. The regional shopping mall opened in March 1990, and has as major tenants Hecht's, Sears, J.C. Penney and Montgomery Ward. The regional shopping mall, with approximately 1.1 million square feet, is the largest shopping center in the region and attracts customers from throughout Southern Maryland. In response to strong sales levels at the center, Hecht's, one of the center's major tenants, recently expanded its retail space within the center during 1994. Approximately 200 acres of commercial land surrounding the regional shopping mall are available for sale in tracts ranging from one to 20 acres. In 1994, a five acre site was sold to a local church and two acres were sold to a local volunteer fire department.

     The business park property in St. Charles consists of three business parks which include approximately 800 acres. Land development of the first park, totaling 297 acres (including land for roads, open space and storm water management) in Smallwood Village, has been completed and 45 acres remain for sale. Approximately 1.4 million square feet of industrial buildings, primarily for warehouse use are completed. Land development in a second park is partially complete, consisting of 215 acres (including land for roads, open space and storm water management) adjacent to Fairway Village of which 56 acres have been sold. This second park is bisected by a four-lane divided highway. Both business parks are served by ConRail.

     In connection with its community development activities, IGC and its affiliates have in the past developed commercial and industrial properties, including shopping centers, office buildings and warehouses, in Puerto Rico and

St. Charles. Although IGC does not expect to engage in development of such structures in the near future, IGC may engage in such development if appropriate opportunities arise. Meanwhile, IGC will continue to develop and sell land for commercial and business park use.

     Environmental Concerns - In 1977, a full environmental impact statement for the Master Plan was prepared by the federal government and considered at federal, state and local levels. The statement included specific consideration of the effect of planned development upon land classified as "wetlands". Development of wetlands is subject to approval by the U.S. Army Corps of Engineers ("the Corps"), the U.S. Environmental Protection Agency ("EPA") and the State of Maryland. While the Corps has approved development of land containing wetlands where adequate steps were taken to mitigate the impact on wetlands, proposed policies by the state and Federal agencies may further restrict development which disturbs wetlands.

     Whitman, Requardt and Associates ("WRA"), an independent engineering consultant to IGC, and HOH Associates, Inc. ("HOH"), an independent land planning consultant, were retained to assist IGC in evaluating the potential effects of the new policies on the development of St. Charles. Based upon currently available information, WRA believes that less than 15% of the remaining land planned for development in Westlake Village and less than 8% of the land in the undeveloped villages of Fairway, Wooded Glen and Piney Reach, are subject to wetlands classification. Moreover, HOH believes that a substantial portion of the potential wetlands areas can be incorporated into the 20% open space contemplated by the Master Plan. Management believes that this should minimize any adverse effect of wetlands regulation on IGC's planned development at St. Charles.

     In March 1990, the Company received a notice (the "Notice") from the Corps asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation.
In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. A representative of the U.S. Attorney has advised the Company that the investigation is expected to be completed during the second quarter at which time the U.S. Attorney will determine whether to charge the Company with a violation of the Clean Water Act or other laws. Management believes the Company has complied with applicable laws and regulations governing wetlands practices, and therefore intends to defend vigorously if charged by the U.S. Attorney with any violation relating to wetlands practices. Nonetheless, the Company is not presently in a position to determine whether it will be charged with a violation of any laws, or if charged, what the outcome will be.

     Utilities - Water supply and sewage treatment for St. Charles are provided by Charles County under agreements with IGC. In 1989, the Charles County government and IGC entered into an agreement (the "Water and Sewer Agreement") which provides for the continued availability of water and sewer services for the balance of housing units to be developed in St. Charles. For its part, IGC has agreed to a cumulative limit of the community's growth to 600 units per year during the 1990's and 650 units thereafter until full buildout. Water is presently being supplied from county wells. Additionally, the Charles County government has agreed with neighboring Prince George's County to purchase water from the Washington Suburban Sanitary Commission, a regional water and sewer authority, through transmission lines to be constructed during the next few years. In the opinion of WRA and IGC, the County will be able to provide sufficient water for full planned development of St. Charles. Pursuant to the Water and Sewer Agreement with Charles County, St. Charles is permitted to discharge into the existing county sewage facilities. This agreement obligates Charles County to provide water and sewer service to St. Charles for the 24,730 units planned for St. Charles.

     Zoning and Other Ordinances - The Master Plan has been incorporated in Charles County's Comprehensive Master Plan. Notwithstanding such zoning, county approval of specific plans for each village is required. Such approval has been obtained with respect to Smallwood Village, Westlake Village and Fairway Village. Approval has not yet been sought with respect to the other two villages. IGC believes that the land in Westlake and Fairway Villages will be sufficient for IGC's development and homebuilding operations in St. Charles for the next 10-12 years. Under the applicable regulations, St. Charles must be developed so as to achieve balanced residential and commercial growth such that Charles County revenues generated from St. Charles each year equal or exceed the cost of Charles County services to St. Charles. In the event that such a balance is not maintained, the Charles County government could delay development or alter the terms of the Master Plan. The latest study conducted by the Company's independent consultants during 1994 indicated that St. Charles had a significant favorable impact on the County.

     Brandywine Investment Associates Limited Partnership. IGC is the general partner in a limited partnership that owns a 277-acre tract of land in Brandywine, Prince George's County, Maryland. The property was acquired in October 1985 in partial consideration for the regional shopping mall site in St. Charles. The partnership agreement provides for IGC to receive reimbursement of expenses, a development fee equal to 5% of development costs and the first $5,540,000 of net cash proceeds from the property, after which the remaining proceeds are to be divided equally between IGC and the non-affiliated limited partners.

     The tract is part of a sectional map amendment process by the regional planning agency, Maryland-National Capital Park and Planning ("MNCPP"). The Company's staff and planners have been working with the MNCPP staff in an effort to achieve approval for a community of some 1,200 housing units and approximately 400,000 square feet for various commercial uses. In November of 1994, the Company received approval for the development of the first 300 of these housing units.

     Montclair, Prince William County, Virginia. Montclair, a planned unit development of approximately 4,000 residential units, was initially undertaken by other developers. Montclair is located in Prince William County, Virginia, approximately 28 miles southwest of Washington, D.C. and is developed around a 108-acre lake.

     IGC owns the last remaining developable land in Montclair. Land development began in 1987 and the remaining land is currently planned for over 300 residential units. Completed amenities include a $1 million recreation complex including clubhouse, olympic pool, tennis courts, multi-purpose court, playgrounds and ballfield. In 1994, IGC sold 105 lots under an option contract with a third party builder, and 335 lots remain to be sold.

     Lexington Park, St. Mary's County, Maryland. In 1987, IGC purchased Westbury, a 170-acre planned unit development currently zoned for 150 single-family homes, 600 multi-family units and 16 acres of commercial and industrial property in St. Mary's County near the Patuxent River Naval Air Station. The community offers residents use of a six-acre recreation center, including swimming pool, lake and clubhouse. Development of Phase I commenced in 1988, and consists of two townhome and one single-family housing developments. The two townhome developments are further discussed in the Business-Homebuilding section of this document. The remaining single family lots were sold to an outside homebuilder during 1994. Due to higher demand for single-family lots within the development, IGC is currently in the process of converting 34 lots zoned for townhouse units into 14 single-family lots. Development of Phase II of Westbury is currently in the planning stage.

     Puerto Rico. IGC's predecessor was a pioneer in planned communities on large land parcels in Puerto Rico. It developed sites for more than 2,100 single-family homes, condominiums and apartments in the El Senorial subdivision in Rio Piedras, Puerto Rico, and approximately 1,500 single-family home sites in the Parkville-College Park urbanizations. IGC's current community development activity is being conducted through Land Development Associates S.E. ("LDA"), its 80%-owned subsidiary. The remaining 20% is owned by an unrelated party, Supra and Co. ("Supra").

     In December 1989, LDA acquired two land parcels of approximately 975 acres (885 acres remaining at December 31, 1994) in Carolina and Canovanas, Puerto Rico (together, the "LDA Properties") from San Juan Racing Association, Inc. for a purchase price, including closing and other costs, of $20 million. One parcel currently owned by LDA, (including the 61-acre sale discussed below), of approximately 432 acres ("Parque Escorial"), now reduced to 346 acres, was the site of the former El Comandante Race Track in Carolina and the other parcel of approximately 539 acres ("Parque El Comandante") surrounds the present El Comandante Race Track in Canovanas. On March 28, 1991, LDA sold a 61-acre parcel of land in the planned Parque Escorial development to a major retailer who is developing a shopping center ("LDA Land Sale"). The purchase agreement provided for an initial, non-refundable payment of $1.5 million and an additional $12.0 million payable upon completing certain infrastructure plans and signing contracts for infrastructure work. The closing took place in June 1994, and $7,266,000 of the $12 million was escrowed for infrastructure work which commenced in October, 1994. On December 28, 1994, LDA sold another commercial parcel of 1.4 acres to an auto dealer for approximately $1.2 million.

     Zoning and Development - The master plan for the Parque Escorial site was approved in October 1992 by the Puerto Rico Planning Board (the "Planning Board") and the Planning Board approved a series of amendments in 1994. Development work on the first phase commenced in October of 1994.

     Parque Escorial is a planned community encompassing a variety of uses and will be a place where residents can live, work, play and shop in a pleasant and ordered environment. A wide range of housing types will be available at Parque Escorial, including single-family homes, apartments and condominiums. Security will be provided at the main entrances into the residential area.

     A commercial center fronting a major highway and two service centers will provide a mix of retail, office and service uses. Twenty-seven percent of the Parque Escorial land has been set aside for a variety of community facilities, open space and roads.

     IGC plans to develop and sell land parcels in Parque Escorial in phases over the next ten years. The Parque Escorial land use summary approved by the Planning Board is as follows:

                                              Number of   Dwelling      % of
                                                Acres       Units     Land Area
                                              ---------   --------    ---------
  Residential
    Medium high density                          71.0       1,968
    Medium density                               79.4         669
    Low density                                  21.6          63
    Independent parcels                          22.8         200
                                                -----        -----
                                                194.8       2,900        45%
                                                -----        -----

  Commercial, light industrial and office       120.3                    28%
                                                -----
  Community
    Private school                                5.8
    Private park                                 13.5
    Public park                                   2.6
    Private open space                           53.8
    Private community club                        3.8
    Roads                                        37.6
                                                -----
                                                117.1                    27%
                                                -----                   ----
                         Total                  432.2                   100%
                                                =====                   ====


     The master plan for Parque El Comandante is expected to be submitted to the Planning Board in 1995. While there can be no assurance as to the availability, IGC's management believes that there will be sufficient sewer, water and electrical capacity for the community. The availability of such capacity is a prerequisite to successful development.

     The preliminary plans for Parque El Comandante include a mix of uses similar to Parque Escorial with land uses summarized as follows:

                                                   Number of           % of
              Uses                                   Acres           Land Area
              ----                                 ---------         ---------

  Residential (3,104 dwelling units)                  325                60%
                                                      ---

  Commercial, light industrial and office             109                20%
                                                      ---
  Community
    Public school                                       7
    Park                                                9
    Private open space                                 16
    Community club                                      5
    Roads                                              14
    Other public uses                                  54
                                                      ---
                                                      105                20%
                                                      ---               ----
    Total                                             539               100%
                                                      ===               ====


     Parque El Comandante will be a community of similar size and scope as Parque Escorial and will feature security entrances to provide an environment for pleasant living in a community affordable to moderate income residents.
The development process is expected to extend over a period of approximately 20 years, with site development work expected to commence in 1997.

     Lots developed by LDA are expected to be sold by LDA to Supra and unrelated developers, and IGC may purchase some of the lots for its own homebuilding operations. The presence of a number of builders should provide a mix of home styles in the communities.

     Environmental Concerns - IGC believes that the Parque Escorial Master Plan can be implemented without material adverse environmental impact and in compliance with Planning Board environmental criteria. All of the concerned agencies have endorsed Parque Escorial's Environmental Impact Statement which was finalized on January 21, 1992.

     The buyer of the 61-acre shopping center, assisted by LDA, submitted a mitigation plan for 11.87 acres of wetlands on the shopping center site and other Parque Escorial land. Final approval of the mitigation plan by the Department of the Army was issued on August 13, 1993 and the construction of the mitigation work commenced in October 1994.

     Utilities - Development of LDA properties requires design and construction of adequate infrastructure for streets, electrical, water, sewer and telephone service.

     Parque Escorial's Phase I infrastructure design is complete and construction commenced in October 1994. Design of Phase II, which encompasses 1,000 residential lots has also been completed. Parque El Comandante infrastructure design work has not been started.

     The proposed water supply systems for Parque Escorial and Parque El Comandante will connect with the existing Puerto Rico Aquaduct and Sewer Authority ("PRASA") system. Systems consisting of trunk lines, a storage tank and distribution loops to provide domestic, commercial and fire protection water requirements will be provided by LDA.

     For Parque Escorial, PRASA has approved the formation of a combine (the "Combine") of LDA and two other developers in the Carolina area to make certain improvements to the existing Canovanas water filter plant (the "Plant") in order to increase its production by a million gallons per day. The effect on the Parque Escorial project will be as follows: (i) LDA's share of the Combine costs is $728,000, (ii) PRASA reserved in its system the total of 1,400 equivalent residential units (ERU's) to be used by LDA and the shopping center;
(iii) the special contribution of $4,000 per ERU previously established by PRASA was reduced to $480 per unit for the first 1,400 units and to $1,000 per unit thereafter.

     The sanitary sewage system for Parque Escorial will consist of a gravity sewer system which will flow into an existing PRASA trunk sewer system. The sanitary sewage system for Parque El Comandante will consist of gravity sewers, a pumping station and force mains, collecting sewage for discharge into the PRASA trunk system. Sewage from both sites will be treated by PRASA at the Carolina Regional Water Treatment Plant.

     The power and energy system for both sites will be supplied by the Puerto Rico Electrical Power Authority ("PREPA"). A request to provide tie-in facilities for 25,000 KVA to Parque Escorial and 26,000 KVA for Parque El Comandante has been granted by PREPA.

     Parque Escorial and Parque El Comandante are both served by a major six-lane arterial and other local roads. A planned limited access expressway, which will be a private toll road, will bisect Parque El Comandante and pass within one mile of Parque Escorial. The Puerto Rico Highway Authority ("PRHA") approved Parque Escorial subject to the contribution by LDA and the buyer of the shopping center site, of approximately $7 million for the improvement of Highway 3, including an overpass serving Parque Escorial which is estimated to cost $4.7 million. This amount is payable over the construction period of the Parque Escorial project. The buyer of the shopping center has agreed to build the overpass and to pay up to $4.2 million of these costs.

     Seasonality - IGC's community development activities in the United States are influenced by seasonal factors. Due to the unfavorable weather conditions in the region where IGC operates during the winter months, the heavier periods of land development activities and related sales typically occur during the spring and summer months. IGC's land development activities in Puerto Rico are generally not influenced by seasonal factors.

     Competition - There are currently approximately twenty single-family communities in the Waldorf/St. Charles area which would qualify as subdivision sites. The majority of the sites, aside from St. Charles, are on the 228 corridor which is the main east-west access road in the County. In the last few years, several major national and regional builders have entered the marketplace.

     In 1994, there were 971 building permits issued for new residential units compared to 962 in 1993. St. Charles has historically captured approximately 40% of the market over the past twenty years. With the addition of more competition and two planned communities scheduled to start development over the next twelve months, competition for lot and house sales will be more intense. St. Charles' reputation as a totally planned community with a full amenity package and neighborhood schools will be important in meeting the challenges of increased competition over the next several years.

     Parque Escorial and the 500-acre Encantada planned community under development in the San Juan Metropolitan area are the only master planned communities at the planning or development stage in Puerto Rico. Encantada is primarily geared at higher income homebuyers than Parque Escorial which will primarily seek entry level buyers. The developer of Encantada is a homebuilder and does not sell land to other home builders, whereas IGC plans to sell Parque Escorial lots to others.

     Due to the scarcity of developable land in the San Juan Metropolitan area, competition foreseen for Parque Escorial is expected to be primarily from small walk-up projects being developed in areas considered to be less attractive than Parque Escorial.

HOMEBUILDING

     IGC, primarily through American Family Homes, Inc. (AFH), builds semi-custom single-family homes for homebuyers who own their own land or who intend to purchase land in a location of their choice. The Semi-Custom Homebuilding Division currently markets its products in the mid-Atlantic region of the United States. IGC's Tract Homebuilding Division also constructs tract homes on land developed as part of its community development activities. IGC has built and marketed single-family detached homes, duplexes and townhomes in its communities of St. Charles, Montclair, Westbury and in Puerto Rico.

     The market for housing units consists of several primary home market segments. These include the "entry level" or first-time buyer segment, which consists of young couples or families attracted to homes with relatively low prices, the "move-up" segment, which consists of somewhat older or more affluent buyers attracted to relatively more expensive and, generally, larger homes, and the "luxury" segment, which consists of buyers of substantially larger and more luxurious homes at higher prices. IGC has historically focused its homebuilding efforts on the entry-level and move-up segments.

     The following table shows the number of housing units sold by IGC during 1990 through 1994 and the number of units under contract not yet closed (backlog) as of December 31, 1994:

                                                  Units Sold
                                -----------------------------------------------
                                                                  Backlog as of
                                                                  December 31,
                                1994   1993   1992   1991   1990      1994
                                ----   ----   ----   ----   ----  -------------

  Semi-Custom Homebuilding
    Division
      North Carolina              44     38     61     37     86        14
      South Carolina              26     21     16     22     35        15
      Virginia                    58     46     62     46     62        35
      Maryland                    16     20     15     11      1        10
      Tennessee                   --     --     --      6      7        --
      Georgia                     --     --     --     --     17        --

  Tract Division
      St. Charles                 49(2)  76(1)  93    116    119         5
      Montclair                    1     13     14     14     24        --
      Westbury                     6      2     13     10     12        --

  Puerto Rico Division            --     --     14     22     33        --
                                 ---    ---    ---    ---    ---       ---
  Total                          200    216    288    284    396        79
                                 ===    ===    ===    ===    ===       ===

     (1)  Three houses were built on lots purchased from third parties.
     (2)  Seven houses were built on lots purchased from third parties.


     Semi-Custom Homebuilding Division. In February 1990, IGC purchased substantially all of the operating business of American Family Homes. Formerly based in Charlotte, North Carolina, AFH was one of the leading homebuilders in the Southeastern United States for families who own their own land. Since IGC's acquisition, AFH has expanded its operations to Maryland in addition to operating sales centers in North Carolina, South Carolina and Virginia. In 1994, AFH opened new sales centers in Richmond, Virginia and Raleigh, North Carolina, and closed its sales center in Danville, Virginia in response to market conditions in these areas. A new sales office in Lynchburg, Virginia is also planned for early 1995.

     AFH builds homes and arranges financing for families who own their own land or who intend to purchase land in a location of their choice primarily in rural or semi-rural areas. Homes constructed by AFH include single-family detached homes in colonial, split level and contemporary styles, base-priced from the $60,000's to the $200,000's, exclusive of land costs. The homes include a variety of floor plans, which range in size from 1,000 to 3,200 square feet and include such standard features as one and two-car garages, family rooms and luxury baths. Many optional features are also available, including fireplaces, sunrooms, skylights and outdoor decks and patios. Marketing of homes by the Semi-Custom Homebuilding Division is currently directed at the entry-level and move-up markets.

     Tract Homebuilding Division. The Tract Homebuilding Division currently consists of homebuilding operations in St. Charles and Westbury in Lexington Park, Maryland.

     Current homebuilding operations are primarily located in St. Charles, Maryland in Westlake Village in the Hampshire and Dorchester Neighborhoods. IGC's housing projects in St. Charles range from three- and four-bedroom townhomes, including three-level garage townhomes, with 1,716 to 2,400 square feet, to three- and four-bedroom single-family detached homes with 1,374 to 2,469 square feet. Single-family homes are available in colonial, split-level and contemporary styles. IGC is currently planning to complete the buildout of the projects it has started within the Hampshire and Dorchester Neighborhoods in Westlake Village, but has no plans to commence any new tract home developments in St. Charles at the present time. IGC does not expect to incur any significant costs in connection with its decision to terminate tract homebuilding activities in St. Charles.

     In 1992, IGC curtailed its speculative homebuilding operations in Lexington Park in St. Mary's County, Maryland, but continues to construct townhouse units within the Westbury development as sales occur. The homeowners share the amenities described previously in the community development section. In addition, IGC continues to sell lots within the development to other builders as discussed above in the "Community Development" section.

     Marketing. There are approximately 13 full-time and part-time salespersons operating in the Semi-Custom Division. Salespersons are compensated on a commission basis. Homes are also sold by independent realtors and under co-broker arrangements with unrelated or marketing firm real estate agents who are compensated on a commission basis. Furnished models of housing products are open for inspection by prospective purchasers, and salespersons provide sales literature, including floor plans, elevations and price information.

     Home Financing. The Company utilizes the services of several unaffiliated mortgage companies to provide mortgage loans for qualified homebuyers. Because most loans in the United States qualify for FHA/VA mortgage insurance, availability of financing has not been a limiting factor with respect to most of IGC's homebuilding operations.

     Construction. The Semi-Custom Division builds homes only after receipt of a firm contract and the buyer's mortgage is in place. A certain number of townhomes and single-family homes in Montclair, Westbury and St. Charles have historically been built by the Tract Housing Division in advance of receiving a firm customer contract. This practice is expected to decline significantly as IGC reduces its tract homebuilding activities. Construction is generally completed within 90 to 120 days after commencement.

     IGC enters into contracts with qualified subcontractors on a fixed-price basis and utilizes its own staff to supervise construction in the field.

     The following table indicates the number of homes completed or under construction and models by location at December 31, 1994:

                                             Units Completed
                                                 or Under
                                               Construction        Models
                                             ---------------       ------
      Single-Family
        Semi-Custom Division                        34                2
        St. Charles                                  7                3
      Townhomes
        St. Charles                                 10                2
        Westbury                                    --                2


     Backlog. The Company's backlog as of December 31, 1994, 1993 and 1992 is summarized below for homes where it holds reservation deposits or sales contracts that have not yet closed:

                                        1994         1993          1992
                                    -----------   -----------   ----------

    Semi-Custom (excludes land)
      Number of units                        74           134          110
      Average contract price            $91,700       $82,800      $77,300
      Total sales price              $6,788,000   $11,095,000   $8,510,000

    Tract
      Number of units                         5            17           26
      Average contract price           $158,800      $154,600     $133,000
      Total sales price                $794,000    $2,629,000   $3,458,000

     Under IGC's standard sales agreements, IGC has the right to retain the purchaser's deposit in the event of default or cancellation without cause by the purchaser. However, in practice IGC has generally returned deposits. Purchasers may cancel without penalty in the event of construction defects, delays by the builder or certain other events specified in the sales agreements. During 1994, IGC experienced approximately a 53% cancellation rate due primarily to the inability of homebuyers to sell their existing homes or to qualify for financing.

     Seasonality. The homebuilding business in the northeastern United States is generally influenced by seasonal trends. As the result of unfavorable weather during the winter, the heavier periods of construction typically take place in spring, summer and, to a lesser extent, fall. As a result of these factors, as well as a less active market during November and December, the volume of home closings typically is reduced during the late winter months.

     Competition. The homebuilding industry is competitive nationwide. The market is readily accessible to new builders, including builders without previous experience in building or marketing a high volume of homes. In the Washington, D.C. area, Southeastern United States and Puerto Rico, IGC competes with local and regional homebuilders, many of which are larger than IGC and have greater financial resources. In the region where the Semi-Custom Division conducts its operations, there are generally fewer than five major competitors in each of the market areas where this division operates. Currently, there are approximately ten homebuilders active in St. Charles where the majority of IGC's tract homebuilding operations are conducted.

     Puerto Rico Division. IGC's homebuilding operations have been inactive since the sellout of the Paseo del Prado project in 1992. Ten sites of approximately three to five acres each will be developed for 80 to 120 walk-up units per site in the new community, Parque Escorial, discussed in the "Community Development" section. The Company is exploring the possibility of building a portion of these units. Homebuilding in Puerto Rico is generally not affected by seasonal trends.

DEVELOPMENT AND OWNERSHIP OF INVESTMENT PROPERTIES

     Residential Rental Investment Properties. IGC develops and retains ownership interests in residential rental properties. Since 1959, IGC and its predecessors have been engaged in the development, ownership and management of rental apartment properties in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is a general partner owning, in most cases, a 50% residual equity interest in the 29 partnerships that own 32 rental apartment properties. The apartment projects are financed by non-recourse mortgages. Of the 6,559 apartment units in the various partnerships, the U.S. Department of Housing and Urban Development ("HUD") provides subsidies for 5,371 low- and moderate-income units.

     These apartment projects are in the following locations:

                                          Number of Apartment Units
                                ------------------------------------------
                                Number of                 Market
                                Projects    Subsidized     Rate      Total
                                ---------   ----------    ------     -----

      Puerto Rico                   18         3,963         --      3,963
      St. Charles, MD               12           912        888(1)   1,800
      Washington, DC                 1            --        300(2)     300
      Richmond, VA                   1           496         --        496
                                   ---         -----      -----      -----
                                    32         5,371      1,188      6,559
                                   ===         =====      =====      =====

(1) Includes 56 units completed during 1994 which IGC will lease to low and moderate income tenants at below market rates pursuant to the Low Income Housing Tax Credit ("LIHTC") program.

(2) Includes 60 units which IGC leases to low- and moderate-income tenants at below market rates pursuant to the terms of mortgage bond financing provided by the District of Columbia Housing Finance Agency.

     Investment Property Development Activity - For a typical apartment project, IGC locates the land, conducts a feasibility study, forms a partnership to acquire the project, arranges for construction and permanent financing for the project (including governmental mortgage insurance, rent subsidy or other forms of housing assistance) and provides cost and completion guarantees. For projects developed through 1986, limited partners were admitted to the partnerships through syndication at the time the financings for the projects were closed. Typically, the limited partners' capital contributions were sufficient to pay the development costs in excess of available mortgage loan proceeds, to reimburse IGC for its front-end expenses, and to pay IGC a developer fee or other fee in the form of cash and partners' notes. Capital contributions were generally paid in installments over a four- to five-year period.

     In three projects developed since 1986 (Coachman's, Fox Chase, and New Forest Apartments), IGC admitted a financing partner and Interstate Business Corporation ("IBC") as partners.

     During 1991, IGC entered into an agreement with the limited partners of Lancaster Associates L.P., the owner of Lancaster Apartments, to purchase their 99% limited partnership interest over a five year period, payable in five annual installments which commenced in 1991. The Company's interest in Lancaster Apartments increased by 19.8% each year as a result of this agreement, thereby increasing IGC's ownership interest in the partnership to 80.2% at December 31, 1994.

     IGC, IBC and the Resolution Trust Corporation ("RTC") as Receiver for Perpetual Savings Bank F.S.B. were general partners in New Forest General Partnership ("New Forest") and Fox Chase General Partnership ("Fox Chase") entities. Both New Forest and Fox Chase own apartment projects in St. Charles.

During August, 1993, New Forest and Fox Chase bought the RTC's general partner interest for $200,000. The buy-out was funded by surplus cash in the partnerships and an additional capital contribution from IGC. As a result of this transaction, IGC's ownership interest in the partnerships increased to 90%.

     On December 30, 1994, IGC executed a purchase and sale agreement with IBC which provided for the transfer of 9.9% general partnership interests in New Forest and Fox Chase and 49.9% limited partnership interests in four other partnerships to IGC in satisfaction of $3,722,000 of accounts and notes receivable due from IBC. The partnerships in which IGC received a 49.9% limited partnership interest included Wakefield Terrace Associates Limited Partnership ("Terrace"), Wakefield Third Age Limited Partnership ("Third Age"), Palmer Associates Limited Partnership ("Palmer") and Headen House Associates Limited Partnership ("Headen"). The amount of IBC receivables satisfied via this transaction was based on the fair market value of the apartment projects as determined by a third party independent appraisal. As a result of this transaction, IGC became a 99.9% general partner in Fox Chase and New Forest and a 49.9% limited partner in Terrace, Third Age, Palmer and Headen.

     IGC completed Brookside Gardens (a 56-unit project) during 1994. IGC owns the 1% general partner interest in Brookside Gardens Limited Partnership and a tax credit fund owns the 99% limited partnership interest. Currently IGC has two additional projects in the planning stage in St. Charles:

                                    Number of Units          Status
                                    ---------------    ------------------

     Darby Station Apartments             127          Planned
     Lakeside Apartments                   54          In planning

     The following table lists the completed apartment projects in which IGC has an ownership interest:
                                                                    Year of
                                        Number of     12/31/94     Completion
Project Name                            Apartment     Project          or
and Location (1)                          Units         Cost       Acquisition
- ----------------                        ---------  --------------  -----------
                                                   (In thousands)
Apartment Projects Owned by
  Partnerships Accounted for Under
  the Equity Method of Accounting
    Las Americas I, P.R. (2)                266       $  6,540         1972
    Las Americas II, P.R. (2)               266          6,523         1973
    Las Lomas, P.R.                         120          3,337         1974
    Monacillos, P.R.                        266          7,104         1974
    Bannister, St. Charles (2)              208          5,395         1976
    San Anton, P.R.                         184          4,466         1974
    Crossland, St. Charles (3)               96          3,276         1978
    Monte de Oro, P.R.                      196          6,549         1977
    New Center, P.R.                        196          6,525         1978
    Monserrate I, P.R.                      304         11,073         1979
    Alturas del Senorial, P.R.              124          4,599         1979
    Palmer, St. Charles (4)                 152          6,189         1980
    Wakefield Third Age St. Charles (2)     104          3,353         1979
    Wakefield Terrace St. Charles (2)       204          7,181         1979
    Headen, St. Charles                     136          6,267         1980
    Huntington, St. Charles                 204         10,121         1980
    Monserrate II, P.R.                     304         12,034         1980
    Torre de las Cumbres, P.R.              155          6,517         1979
    De Diego, P.R.                          198          7,482         1980
    Santa Juana, P.R.                       198          7,344         1980
    Jardines de Caparra, P.R.               198          7,253         1980
    Colinas de San Juan, P.R.               300         11,728         1981
    Bayamon Gardens, P.R.                   280         13,249         1981
    Vistas del Turabo, P.R.                  96          3,293         1983
    Essex Apartments, VA                    496         24,564         1982
    Valle del Sol, P.R.                     312         15,099         1983
    Chastleton, D.C. (3)                    300         27,600         1986
    Coachman's Landing, St. Charles (3)     104          6,894         1989
    Brookside Gardens St. Charles (3)        56          2,613         1994
                                          -----       --------
                                          6,023        244,168
Apartment Projects Owned by
  Partnerships whose Operations, Assets
  and Liabilities are Consolidated
  with those of IGC
    Lancaster, St. Charles (3)              104          5,140         1985
    Fox Chase, St. Charles (3)              176          7,802         1987
    New Forest, St. Charles (3)             256         13,547         1988
                                          -----       --------
                                          6,559       $270,657
                                          =====       ========

(1) Unless otherwise indicated the projects receive subsidies under Section 8 of the National Housing Act for all of the apartment units.
(2)  Receives interest subsidies under Section 236 of the National Housing Act.
(3)  Not subsidized.
(4)  56 units subsidized and 96 units are not subsidized.

     The following table sets forth the historical net cash flow as defined in Note (6) below for the completed apartment projects in which IGC has an ownership interest:
                                                 Net Cash Flow for the
                                                Years Ended December 31,
                                         -------------------------------------
  Project Name and Location (1)             1994         1993          1992
- -----------------------------------      ----------   -----------   ----------
Apartment Projects Owned by
  Partnerships Accounted for Under
  the Equity Method of Accounting
    Las Americas I, P.R. (2)              $  (1,010)  $   12,088    $   48,292
    Las Americas II, P.R. (2)                (1,135)     (37,981)       57,026
    Las Lomas, P.R.                          76,140      (72,140)       (1,642)
    Monacillos, P.R.                        144,346       (2,645)      144,031
    Bannister, St. Charles (2)              136,536      106,560       168,205
    San Anton, P.R.                         113,326      201,492        65,730
    Crossland, St. Charles (3)              152,269      169,862       148,138
    Monte de Oro, P.R.                      482,562      544,131       520,990
    New Center, P.R.                        499,243      395,461       538,916
    Monserrate I, P.R.                      544,572      665,598       593,197
    Alturas del Senorial, P.R.              125,117      204,912       125,628
    Palmer, St. Charles (4)                 290,633      270,727       262,136
    Wakefield Third Age St. Charles (2)      80,961       76,632       100,833
    Wakefield Terrace St. Charles (2)       216,126       93,222       217,419
    Headen, St. Charles                     489,346      493,413       424,290
    Huntington, St. Charles                 771,586      782,946       560,650
    Monserrate II, P.R.                      57,073      688,589       537,110
    Torre de las Cumbres, P.R.               10,578      335,333       295,672
    De Diego, P.R.                          (22,152)     275,221       128,007
    Santa Juana, P.R.                       (23,610)     375,261       303,388
    Jardines de Caparra, P.R.               292,215      373,371       214,244
    Colinas de San Juan, P.R.               332,056      483,720       376,064
    Bayamon Gardens, P.R.                   128,733      373,298       285,557
    Vistas del Turabo, P.R.                 (11,515)         783         2,109
    Essex Apartments, VA                    201,795      275,159       268,098
    Valle del Sol, P.R.                       3,778      330,413       178,592
    Chastleton, D.C. (3)                   (556,156)    (675,977)     (790,788)
    Coachman's Landing, St. Charles (3)    (118,046)    (159,045)     (131,984)
    Lancaster, St. Charles (3,5)                 --           --       (73,341)
    Fox Chase, St. Charles (3,5)                 --       86,003       139,094
    New Forest, St. Charles (3,5)                --     (101,934)      (83,071)
    Brookside Gardens, St. Charles (7)      (12,262)          --            --
                                         ----------   ----------    ----------
                                          4,403,105    6,564,473     5,622,590

Apartment Projects Owned by
  Partnerships whose Operations, Assets
  and Liabilities are Consolidated
  with those of IGC
    Lancaster, St. Charles (3,5)            (53,612)    (109,547)           --
    Fox Chase, St. Charles (3,5)            133,800       63,660            --
    New Forest, St. Charles (3,5)           (90,278)     (47,283)           --
                                         ----------   ----------    ----------
                                         $4,393,015   $6,471,303    $5,622,590
                                         ==========   ==========    ==========

(1) Unless otherwise indicated the projects receive subsidies under Section 8 of the National Housing Act for all (or in the case of the Palmer project, a portion) of the apartment units.
(2)  Receives interest subsidies under Section 236 of the National Housing Act.
(3)  Not subsidized.
(4)  56 units subsidized and 96 units are not subsidized.
(5) These apartment projects were consolidated in 1994 and 1993 but not consolidated in 1992. For 1993, Lancaster operations for the full year were consolidated, while New Forest and Fox Chase operations from August 20, 1993 through December 31, 1993 were consolidated.
(6) Net cash flow is defined as net operating income on an accrual basis plus releases from replacement reserves less mortgage principal payments and capital expenditures.
(7)  Construction of this project was completed in November of 1994.


     Residential Rental Projects - Based on the terms of the partnership agreements, the Company, as general partner, typically recognizes zero to 5% of profits and losses of the partnerships until such time as the limited partners have recovered their capital and the partnerships have accumulated earnings. Thereafter, the Company generally recognizes 50% of the partnerships' profits and losses.

     Cash From Operations - HUD, which provides mortgage insurance and/or interest subsidies, and the Maryland, Virginia, Puerto Rico and Washington, D.C. housing agencies ("State Finance Agencies"), which provide financing for many of the IGC apartment projects, place limits on the cash from operations that may be distributed while HUD mortgage insurance is in effect and/or State Finance Agencies are providing financing. The projects have generated significant cash from operations and amounts in excess of permitted cash distributions are deposited in restricted escrow accounts which are generally invested in certificates of deposit and U.S. Government securities. Seven Puerto Rico properties were refinanced in December 1993 and March 1994, resulting in release of escrow funds of $8,261,000 and $16,159,000, respectively, and removal of restrictions on distributions.

     Funds in restricted cash accounts may be used, with the approval of HUD and/or the State Finance Agencies, for maintenance and capital improvements. When the partnerships' projects are refinanced or sold, or the partnerships are liquidated, the cash accumulated in these restricted cash accounts is available for distribution to IGC and limited partner investors. Most partnership agreements provide that cash proceeds from a refinancing or sale are to be distributed in the following priorities: (i) to IGC in payment of long term receivables which represent amounts owed by the partnerships to IGC (ii) to limited partners in amounts equal to their unrecovered capital investments and
(iii) typically 50% of the remaining proceeds to IGC as general partner and the balance to the limited partners.

     The combined cash flow from the unconsolidated operations of the residential rental partnerships that IGC has an ownership interest in are as follows for the last three years:

                                                   Years Ended December 31,
                                                ------------------------------
                                                1994(1)     1993(1)     1992
                                                -------     -------    -------
                                                        (In thousands)

  Revenues                                      $41,066     $44,767    $44,618
                                                -------     -------    -------
  Cash Expenditures
    Total expenses                               39,938      43,314     43,971
    Less - Depreciation                          (6,501)     (6,637)    (6,830)
         - Other non-cash expenses                 (470)       (706)      (679)
                                                -------     -------    -------
                                                 32,967      35,971     36,462

    Mortgage principal and capital
      additions                                   3,696       2,232      2,533
                                                -------     -------    -------
    Total cash expenditure                       36,663      38,203     38,995
                                                -------     -------    -------
  Cash flow before distributions                $ 4,403(2)  $ 6,564    $ 5,623
                                                =======     =======    =======

     (1) The cash flow activity of Fox Chase and New Forest after August 20, 1993 and the cash flow activity of Lancaster after December 31, 1992 are excluded from these statements. These activities are reflected on IGC's consolidated Statements of Cash Flow for the years ended December 31, 1993 and 1994.

     (2) The decline in cash flow before distributions from the prior year is attributable primarily to reductions in interest income on funds released from escrow on refinanced projects. In December 1993 and March 1994, $8,261,000 and $16,159,000, respectively, was released from residual receipt and replacement reserve accounts in connection with project refinancings.


     IGC had non-interest bearing long-term receivables of approximately $3.4 million from the partnerships as of December 31, 1994. Substantially all of these receivables are collectible solely upon a refinancing or sale of the apartment projects or upon liquidation of the partnerships.

     In December 1993, four projects in Puerto Rico which were originally financed with the Puerto Rico Housing Finance Corporation were refinanced for 25 years with the Federal National Mortgage Association and approximately $9.3 million in residual receipts, replacement reserves and other reserves were released. Substantially all of the net proceeds from the refinancing and the funds released from restricted accounts were distributed in January 1994. The Company received approximately $6 million of the funds (excluding refinancing fees of $640,000) of which $5,678,000 was used to pay bank debt.

     In March 1994 three more Puerto Rico projects were refinanced with bank loans ranging from 44 months to 61 months. Substantially all of the funds of approximately $15 million released from residual receipts and replacement reserves were used to pay the HUD insured mortgages and a portion of these funds together with net refinancing proceeds were distributed to the Company and limited partners in 1994. The Company's share was approximately $1.7 million (excluding refinancing fees of $142,000) which was used for debt service on the FDIC loan.

     In March of 1993, the Company applied for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA") for four projects in Puerto Rico. Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects under HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which case the Company will endeavor to retain the right to manage the properties. It is anticipated that the first closings pursuant to LIHPRHA could be accomplished in the fourth quarter of 1995, in which event the Company expects that its share of the cash proceeds will be approximately $9.0 million after taxes, subject to proposed changes to LIHPRHA. The Company would be required to use the cash to pay existing bank debt. The decision to sell the four projects under LIHPRHA is dependent on the outcome of certain proposed legislation to be considered by Congress in 1995. Management expects that the Clinton Administration will submit a bill to Congress during 1995 which will dramatically impact subsidized housing programs, and which could significantly reduce the proceeds available to the Company. If this occurs, management will need to reconsider its decision to sell the projects under the LIHPRHA program.

It is not possible at the present time to predict the outcome of the proposed changes to this program.

     In March, 1994 a LIHPRHA application was filed for a fifth project in Puerto Rico. The timetable for completing the LIHPRHA processing is approximately two years. However, if proposed legislation is enacted, management may withdraw the application.

     Should management decide not to sell the five projects under the LIHPRHA prgram, an alternative exit strategy may be to convert the projects into condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three years.

     Operation of Residential Rental Projects - The value of IGC's residual interest as a general partner of the partnerships owning the apartment projects is dependent, among other things, upon the properties being well maintained. Therefore, replacements and maintenance are done in a timely manner and emphasis is placed on preventive maintenance. Tenant relations specialists are used with an average of one specialist for every 220 apartment units in Puerto Rico and one for every 313 apartment units in the United States. In Puerto Rico, these specialists perform regular social work activities, and provide special programs for the elderly and summer athletic programs for children. In St. Charles, the tenants have free access to community centers which provide social and athletic facilities. Through the combination of active property management, property maintenance and social work programs, IGC seeks to provide quality housing for tenants in its apartment projects and to maintain the properties in excellent condition for possible future sale or condominium conversion.

     There is a strong demand for IGC apartments which, coupled with IGC's rental collection program, has permitted the partnerships to collect on the average 97% of their potential rental income over the five years ended December 31, 1994. IGC's policy is to rent only to individuals who demonstrate a willingness and ability to meet their obligations under their leases, and in Puerto Rico, IGC requires a third-party guarantee where appropriate. At December 31, 1994, apartment occupancy was 96%.

     Government Subsidies - Twenty-five of the 32 apartment projects owned by partnerships of which IGC is a general partner, provide low- and moderate-income housing with rents subsidized by HUD. Subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under
Section 8, the government pays to the owner of the project the difference between market rental rates (determined in accordance with government procedures) and the rents that tenants are deemed able to afford. Under
Section 236, the government provides interest subsidies directly to the owner with a corresponding reduction in tenant rents. In order to comply with
Section 8 and Section 236 requirements, tenants are screened by IGC for eligibility pursuant to HUD guidelines. Subsidies are provided under long-term subsidy contracts between the federal government and the owner/partnerships.

The Subsidy Contracts are summarized as follows:

                                                       Contract Amounts
                                                   -----------------------
                                                               Remaining
                 Number of                                      Balance
  Number of      Subsidized       Expiration                  December 31,
  Projects       Apartments      of Contracts       Total         1994
  ---------      ----------      ------------       -----     ------------
                                                        (In thousands)

      5              962         1997 - 1998       $ 61,043      $ 8,084
     10            1,877         1999 - 2000        278,283      136,344
      4            1,172         2001 - 2002        126,089       54,717
      1              312         2003                43,936       23,981
      2              532         2011 - 2012         23,507       10,771
      1              208         2016                 3,098        1,779
      2              308         2019                 5,208        3,124
     --            -----                           --------     --------
     25            5,371                           $541,164     $238,800
     ==            =====                           ========     ========

     Each owner/partnership with a subsidy contract has the right under its contract to cancel at the end of every five-year period. Any lifting of restrictions upon the distribution of cash by the owner-partnerships under the 1990 Housing Act may require the waiver by IGC of its cancellation rights, as well as the extension of the term of the subsidy contracts.

     The federal government has virtually eliminated subsidy programs for the new construction of low- and moderate-income housing by profit-motivated developers such as IGC. As a result, IGC has developed only five new apartment projects since 1981, providing for rentals at market rates. IGC expects to develop additional unsubsidized apartments in St. Charles and may develop such projects in Puerto Rico.

     Refinancings - Refinancings of two U.S. apartment projects during the first quarter of 1993 and one U.S. apartment project during the fourth quarter of 1994 with the Maryland Community Development Administration and FHA resulted in lower mortgage rates and higher operating cash flow available for distribution. Also, as discussed above, seven Puerto Rico projects were refinanced in December 1993 and March 1994.

     Condominium Conversion - Upon the termination or cancellation of the existing subsidy contracts, IGC may convert units in such projects into condominiums and sell such units, particularly if the benefits under LIHPRHA are significantly reduced. The subsidized apartment projects incorporate features, such as separate utility metering for each apartment, designed to facilitate such conversion. Alternatively, IGC could elect to rent the apartments at market rates or sell entire projects. IGC and its management have experience in converting non-subsidized projects into condominiums. IGC's predecessors have converted approximately 1,800 units in Puerto Rico. There can be no assurance that market conditions will be favorable for sale or rental at market rates at the time that any subsidy contracts terminate. Five projects in Puerto Rico are presently subject to regulatory restrictions under LIHPRHA which are designed to keep such housing as rental apartments.

     Seasonality - IGC's development of investment properties in the United States is generally influenced by seasonal factors. Due to unfavorable weather conditions during the winter months, IGC's development activities during this period are generally limited. The operation of IGC's investment properties in the United States is not generally influenced by such factors, however, and is more heavily influenced by local economic and competitive conditions as further discussed below. IGC's development and operation of investment properties in Puerto Rico is not generally affected by seasonal factors.

     Competition - IGC's investment properties in St. Charles compete with other apartment projects in the Charles County area, as well as with other projects located throughout the greater metropolitan Washington, D.C. area.

     The operation of IGC's investment properties in the United States is impacted not only by the supply and demand for competing rental units within the area, but also by local market conditions for housing. When market conditions for housing become favorable to potential buyers due to excess supply or a softening of home prices, this can adversely impact the market for rental units such as those owned by IGC. Similarily, when market conditions for housing deteriorate for potential buyers due to rising interest rates or an increase in housing prices, the market for IGC's rental units may benefit.

     In Puerto Rico, IGC's apartment projects compete with other similar projects located in San Juan, Carolina, Guaynabo and Caguas, Puerto Rico. All of IGC's projects have subsidized rent and occupancy has averaged more than 98% for 3,963 apartments during the past year. As a result of the rent subsidies, the projects in Puerto Rico are not subject to market conditions that affect market rate projects.

     Valuation - Management's estimate of IGC's residual interest as of December 31, 1994 in the 31 completed projects listed above was approximately $62 million. The residual interest was based on IGC's receivables and expected share of cash flow distributions in accordance with the priorities determined in the partnership agreements, assuming the properties are sold at their estimated fair market value. This interest (consisting of investments in partnerships' working capital loans and long-term receivables) and the assets and liabilities of the three consolidated apartment partnerships are carried on the Company's books at approximately $8.7 million at December 31, 1994. At December 31, 1994, IGC's residual interest is assigned as collateral for loans with the FDIC and NationsBank.

     The 6,559 completed rental apartments in which IGC has an interest as general partner had a total cost of approximately $270.7 million, and an average cost per apartment unit of approximately $41,000. As of December 31, 1994, the average mortgage debt was $30,000 per unit, and management's estimated average value was approximately $46,000 per apartment unit. Management determined its valuation estimate from third party appraisals for four projects and internal estimates for the remaining projects based on the discounted cash flow method incorporating historical occupancy rates, performance and current discount rates for similar projects.

     Investment in Housing Development Associates S.E. and Equus Gaming Company L.P. (Gaming Properties). On December 14, 1989, Housing Development Associates S.E. ("HDA") purchased the El Comandante Race Track ("Race Track"), the only licensed thoroughbred horse racing facility in Puerto Rico, and Land Development Associates S.E. ("LDA") purchased 975 acres of land from San Juan Racing Association, Inc. ("SJRA"). Pursuant to a lease agreement, El Comandante Operating Company, Inc. ("ECOC") maintains the Race Track and manages El Comandante's racing operations. Live thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957.

     The purchases of properties from SJRA by HDA and LDA were originally financed by a $50 million loan to HDA and LDA from Chase Manhattan Bank N.A. (the "Chase Loan") and $21.9 million in loans to HDA and LDA from IGC and Supra in respect to their percentage ownership interests. The Chase Loan proceeds were allocated $42 million to HDA for purchase of the Race Track and related assets (the "El Comandante Loan") and $8 million to LDA for purchase of the 975 acres of undeveloped land (the "Land Loan").

     On December 15, 1993, HDA refinanced the Race Track acquisition loans through a private placement of 68,000 units (the "Private Placement"), each unit consisting of (i) $1,000 principal amount of 11.75% First Mortgage Notes due 2003 (the "Mortgage Notes") and (ii) one warrant (the "Warrants") to purchase one share of the Class A Common Stock ("Class A Stock") of HDA Management Corporation ("HDAMC"). Following approval of the Puerto Rico Racing Board on July 21, 1994, HDA issued additional partnership interests so that HDAMC became the owner of a 15% partnership interest, and could serve as a conduit for payments to warrantholders. As a result, IGC's and IBC's interests in HDA were diluted to 41.65% and 26.35%, respectively. The Warrants, together with HDAMC's Class A Stock, gave the warrantholders an indirect 15% interest in HDA.

     Equus Gaming Company L.P. ("Equus") was formed on September 17, 1993 as a general partnership between IGC and IBC to hold their interests in HDA and to hold all of the stock of Virginia Jockey Club, Inc. ("VJC"). VJC was formed in April of 1993 to apply for licenses from the Commonwealth of Virginia to construct, own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility.

     Through a series of transactions completed on August 2, 1994, Equus was restructured as a limited partnership between IGC and a wholly-owned subsidiary, Equus Management Company ("EMC"), for the purpose of holding all of IGC's ownership interests in real estate assets employed in thoroughbred racing and related wagering businesses.

     In connection with the August 1994 restructuring of Equus as a limited partnership, HDA's partnership agreement was amended to permit IBC to transfer its entire 26.35% HDA interest in profits and capital to Equus and to permit IGC to transfer a 40.65% profits interest to Equus. A transfer of 50% of the profits and capital interests in HDA within any 12-month period would result in a termination of HDA as a partnership for federal tax purposes. IGC retained a 1% profits interest and 41.65% capital interest in HDA and Equus has replaced IGC as managing partner of HDA. Equus then admitted IGC's wholly-owned subsidiary, EMC, as a partner with a .99% general partnership and .01% limited partnership interest and IBC contributed to IGC its 38.75% interest in Equus. These transactions resulted in IGC and EMC owning the entire partnership interest in Equus and Equus owning 67% of the profits interests and 26.35% of the capital interests in HDA.

     Coincident with the acquisition by Equus in August 1994 of interests in HDA, HDA distributed to its partners, excluding HDAMC, approximately $13.3 million of notes receivable from LDA. IGC and IBC received $6.5 million and $4.1 million, respectively, of the notes distributed. IBC then contributed its portion of the LDA notes received to Equus as a capital contribution. Equus subsequently transferred its portion of the LDA notes receivable to IGC. The initial notes receivable from LDA to HDA arose from HDA's funding of debt service on the Land Loan and from loans made by HDA to LDA from the proceeds of the Private Placement. LDA used the funds to pay loans made by IGC and Supra upon LDA's acquisition of land parcels from SJRA. Because this receivable related to financing of real estate held for development by a consolidated subsidiary of IGC, rather than the racing related assets of HDA, IGC management determined that this asset should be retained by IGC which will continue real estate development activities.

     A Registration Statement was filed with the Securities and Exchange Commission ("SEC") for the distribution of Equus limited partnership units ("Equus Units") representing a 99% limited partnership interest in Equus on August 12, 1994, and arrangements were made to list Equus Units on NASDAQ. The Registration Statement was declared effective by the SEC on January 10, 1995 and the distribution of the Equus Units (the "Distribution") was accomplished on February 6, 1995, when IGC distributed 5,128,372 Equus Units to IGC Unitholders. The Distribution was made on the basis of one Equus Unit for every two IGC Units outstanding on the record date of January 25, 1995.

     IGC, through EMC, will continue to manage Equus following the Distribution. Certain directors and officers of EMC, including EMC's chief executive officer, will continue to serve as officers and directors of IGC's managing general partner, Interstate General Management Corporation ("IGMC"). IGC and EMC will together retain a 1% general partnership interest in Equus.

     For a transitional period following completion of the Distribution, IGC will provide certain administrative services and support to Equus pursuant to a Master Support and Services Agreement (the "Support Agreement"). Equus will reimburse IGC for the costs incurred by IGC in providing these services. An IGC subsidiary, Interstate General Properties Limited Partnership S.E., will continue to provide management services to HDA pursuant to an existing management agreement.

     Prior to the Distribution, during the first quarter of 1995, IGC agreed to transfer to Equus a 40.65% capital interest in HDA for no additional consideration. The transfer is required to take place on February 7, 1996, unless prior to that date HDA dissolves, liquidates or adopts a plan of liquidation, or sells or enters into a definitive agreement to sell the Race Track. If any of the foregoing occurs before February 7, 1996, IGC's obligation to transfer the capital interest will be cancelled.

     Equus, including its investment in VJC, is consolidated in the Company's financial statements at December 31, 1994 and 1993. IGC accounted for its investment in HDA using the equity method of accounting. During 1994, HDA had net income of $4,073,000, however, no equity in earnings of HDA was recorded by IGC. Because HDA is a limited liability partnership, IGC and IBC were not required to record losses in excess of their investment in HDA and there were suspended losses at the time of their capital contributions to Equus in August of 1994. As a result, the Company cannot recognize equity in earnings of HDA until the suspended losses are recovered through future earnings. IGC did, however, recognize as earnings from investments in gaming properties, $763,000 of cash distributions received from HDA and $6.5 million of LDA notes receivable distributed to IGC by HDA. In 1994, IGC reported a provision for Puerto Rico income tax of $221,000 related to the cash distributions.

     In 1993, HDA had income of $2,622,000, before a prepayment penalty on a mortgage note and write-off of deferred financing costs of $7,157,000 for a net loss of $4,535,000. HDA made cash distributions of $2,000,000 to the company in 1993. Earnings from investment in gaming properties in the consolidated statement of income for the year ended December 31, 1993 includes equity in earnings of HDA and is comprised of (1) IGC's $2.2 million share of earnings before the prepayment penalty, (2) a portion of the prepayment penalty which was limited to $.6 million that represented IGC's remaining book investment in HDA, and consequently reduced the investment to zero, (3) a cash distribution of $800,000 received after the investment in HDA had been reduced to zero, and
(4) by previous cash distributions of $1,200,000.

     ECOC leases the race track facilities from HDA under a 15 year lease which expires December 14, 2004. The terms of the lease agreement require ECOC to pay annual rent equal to the greater of 25% of the race track commissions ("Basic Rent") or $7,500,000 with annual adjustments based on any increase in the Consumer Price Index from the 1989 level ("Minimum Basic Rent"). ECOC is also responsible for payment of all insurance, taxes and other costs to operate and to maintain the race track, and HDA is responsible for capital improvements, if any, up to certain specified limits. In December 1993, the Lease Agreement was amended to modify the rent and provide certain other covenants. Under the revised terms, ECOC is obligated to pay additional fixed rent ("Fixed Rent") of $150,000 in 1994, $400,000 annually in 1995 through 1998 and $1.3 million in 1999.

     On August 1, 1994, ECOC, which was a 29.4% owned non-consolidated affiliate of IGC, was reorganized as a non-stock corporation. As a result, IGC's ownership interest in ECOC was terminated. Because ECOC was an unconsolidated affiliate of IGC, the transaction had no financial statement impact to the Company.

     As noted above, VJC, a subsidiary of Equus, was formed for the purpose of obtaining licenses from the Commonwealth of Virginia to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility. On October 12, 1994, the Virginia Racing Commission denied VJC's application for such licenses and awarded licenses to another applicant. VJC filed a notice of appeal with the Circuit Court of the City of Richmond on November 10, 1994 with respect to the decision of the Virginia Racing Commission. However, at the present time, the eventual outcome of the appeal is uncertain. As a result of the Racing Commission's unfavorable decision in 1994, the Company wrote off $1.8 million of deferred project costs associated with VJC's application.

     Investment Properties--Cable Television.   On January 6, 1988, Maryland
Cable Limited Partnership closed the sale of the assets of its cable television system in Charles County, Maryland to Jones Intercable, Inc. Prior to the sale, IGC held a 40% general partnership and a 1.7% limited partnership interest in Maryland Cable Limited Partnership. In connection with the sales agreement, IGC earned $345,000, $508,000 and $456,000 of fees in 1994, 1993 and
1992, respectively. An additional $2.3 million of fees is expected to be paid to IGC over the next five years. These proceeds are pledged as security for a loan with Citibank.

MANAGEMENT SERVICES

     IGC earns management fees from management of apartment complexes owned by partnerships in which IGC is the general partner and from management of other apartment complexes and commercial and industrial properties. The commercial and industrial properties and most of the other apartments are owned by affiliates of IGC. Management agreements for the rental apartments owned by partnerships of which IGC is a general partner call for management fees based on a percentage of rents ranging from 2.25% to 10.95%. These contracts are for periods of one or two years and are customarily renewed. Although HUD and the State Finance Agencies have the right to cancel these contracts with or without cause, no contracts of IGC have ever been cancelled. Fees for managing other apartment projects range from 2.5% to 4.5% of rents and fees for managing commercial and industrial properties are typically 3.5% of gross rents on the properties.

     Management fees for each of the years ended December 31, 1994, 1993 and 1992 were:

                                             1994       1993       1992
                                             ----       ----       ----
                                                   (In thousands)

   Property Management Fees:
     Apartment projects                     $2,715     $2,719     $2,996
     Commercial properties                     253        236        215
     HDA (1)                                   257        593        498
     Development fees                           86        136        147
     Refinancing fees                          142        769         --
                                            ------     ------     ------
                                            $3,453     $4,453     $3,856
                                            ======     ======     ======

     (1) Until December 15, 1993, this management agreement provided for payments by HDA of 5% of HDA's rental income as a management fee. The management agreement was amended on December 15, 1993 to provide for payment of a $250,000 annual fee, adjusted beginning in 1994 by the increase in the CPI over the prior year.

INTERSTATE WASTE TECHNOLOGIES, INC.

     IGC formed a wholly-owned corporation, Interstate Waste Technologies, Inc. ("IWT"), to pursue contracts with municipalities regarding waste treatment facilities. IWT's first project (in the pre-development stage) was a sludge reduction facility in Carteret, New Jersey for the Passaic Valley Sewerage Commissioners ("PVSC"). IWT located a site and entered into a contract with the Borough of Carteret to serve, for a fee, as a host community. However, on December 30, 1991, the Borough Council passed a resolution rescinding the Carteret Mayor's authority to enter into the agreement. IWT commenced legal action seeking a declaratory judgment that the contract is valid and enforceable. In February 1993, the contract was ruled valid and enforceable. In May 1994, IWT accepted a cash settlement of $750,000 from the Borough of Carteret and its insurers which was recorded as a recovery of deferred costs. The attempt to invalidate the contract and the lawsuit has required IWT to discontinue its plans to develop the Carteret project.

     IWT responded to a Request for Proposals from Bridgeport, Connecticut for a regional sludge management facility to dispose of the city's sludge as well as sludge from other communities. In February 1994, IWT was notified that it was identified by the city as the preferred vendor for the regional sludge management facility. In June 1994, IWT and the city executed a host community agreement. The agreement affirms the willingness of Bridgeport to allow the sludge management facility to be built in the city. Before construction can begin on the facility, IWT must acquire long-term sludge disposal service agreements with sludge generators in the New Jersey-New York-New England service region of the facility. Negotiation of a sludge disposal service agreement with the city's wastewater authority is pending the acquisition of other sludge disposal contracts for the facility. IWT holds an option on the site described in the host community agreement.

     Three individuals (including the Chief Executive Officer of the Company) representing IWT have filed for patent protection for a process which converts sludge into three useful and saleable products: methanol, sulfur and an aggregate material. An amended patent application was filed in February 1995 in response to additional information requests from the U.S. Patent Office. The issuance of such patents is currently pending and there is no assurance that patents for such process will be issued. IWT utilized the methanol production process for the conversion of sludge in its Statement of Qualifications response to a public Request for Qualifications issued by PVSC. Accordingly, original plans for incineration facilities at various sites have been abandoned in favor of this new process.

     In September 1994, PVSC issued a Request for Proposals to IWT and several other companies. IWT submitted its proposal in January 1995, which was based on preparing the sludge at a site in Newark, New Jersey and converting the prepared sludge to methanol at the facility in Bridgeport. IWT holds a long term lease option on the site in Newark.

GENERAL

     Employees. IGC had 346 full-time employees as of December 31, 1994 (142 based in Puerto Rico and 204 in the United States). These employees are engaged in project maintenance, construction, accounting and other areas. Included among these employees are on-site personnel for various rental apartment projects of partnerships of which IGC is the management agent. Employees' salaries (other than executive officers and certain other employees) related to the apartment projects are funded by the apartment partnerships.

IGC intends to continue its practice of contracting out a substantial portion of land development, project maintenance and construction work.

     Significant Customers. During 1994, IGC sold a 61 acre commercial parcel located in Puerto Rico, which is to be used for development of a shopping center, to an unaffiliated party for $12.0 million. This sale accounted for approximately 19% of the Company's revenues during 1994. No other single customer accounted for more than 10% of IGC's revenues during the year ended December 31, 1994. Management services revenue and revenue from investment properties are primarily derived from partnerships in which IGC is the general partner. Homebuilding income is derived from sales to individual homebuyers. Community development income is derived from sales to other homebuilders with respect to residential lots and other developers or buyers with respect to commercial and industrial land.

ITEM 2. PROPERTIES

     IGC owns real property located in Charles County, Maryland; Prince George's County, Maryland; St. Mary's County, Maryland; Prince William County, Virginia; North Carolina; South Carolina, Virginia and Puerto Rico. Properties in Maryland and Puerto Rico are described above in Item 1 and Schedule III.
The other properties consist primarily of model home sites for the AFH division.

ITEM 3.  LEGAL PROCEEDINGS

     On February 22, 1993, the Company filed suit against the County Commissioners of Charles County, Maryland in the Circuit Court for Charles County seeking compensation for a school site that it had deeded to the County on June 26, 1990. The Company seeks a minimum of $3.2 million, equal to the fair market value of the school site. The action seeks to enforce an agreement settling litigation between the parties that was entered into in 1989. Under the terms of that agreement, the County agreed to credit the Company for school sites contributed and also agreed to refund to the Company any excess school impact fees paid. In February 1994, the Circuit Court granted the County's partial summary judgment motion and directed the Company to file its suit for compensation in the Maryland Tax Court. The Company appealed that decision to the Court of Special Appeals of Maryland, which affirmed the Circuit Court's decision. The Company has appealed that decision to the Court of Appeals of Maryland, where it is now pending, and also has filed for relief in the Maryland Tax Court.

     In a separate proceeding, the Company filed suit in 1990 against the County Commissioners in the Circuit Court for Charles County to enforce a provision of the same settlement agreement that required the County to conduct an appropriate water and sewer connection fee study. On June 22, 1992, judgment was rendered in favor of the Company. The judgment required the County to conduct the appropriate water and sewer connection fee study as the basis on which to set fees for St Charles. The County has appealed the judgment to the Court of Special Appeals of Maryland, where the case is now pending.

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the

Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. A representative of the U.S. Attorney has advised the Company that the investigation is expected to be completed during the second quarter at which time the U.S. Attorney will determine whether to charge the Company with a violation of the Clean Water Act or other laws. Management believes the Company has complied with applicable laws and regulations governing wetlands practices, and therefore intends to defend vigorously if charged by the U.S. Attorney with any violation relating to wetlands practices. Nonetheless, the Company is not presently in a position to determine whether it will be charged with a violation of any laws, or if charged, what the outcome will be.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     IGC did not submit to its partners or Unitholders any matters for a vote during the fourth quarter of the year ended December 31, 1994.

                                    PART II


ITEM 5.  MARKET PRICES AND DISTRIBUTIONS ON UNITS

     The IGC Units are traded on the American and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sales prices per IGC Unit as reported in the consolidated transaction reporting system, and cash distributions paid to unitholders during these periods. IGC Units commenced public trading on February 19, 1987.

                              Cash Distributions    Price Range of IGC Units
                              ------------------    ------------------------
                              Total     Per Unit       High           Low
                              -----     --------    -----------    ---------

     1994 Quarter:
          Fourth              $ --       $ --          8-7/8          6
          Third                516        .05          9-1/4          6-7/8
          Second               504        .05          7-5/8          6-1/4
          First                 --         --          7-7/8          6

     1993 Quarter:
          Fourth                --         --          7-3/4          5-1/8
          Third                 --         --          5-7/8          4-1/2
          Second                --         --          6-1/8          5-1/4
          First                 --         --          6-3/8          4-1/8



     As of the close of business on March 24, 1995, there were 376 Unitholders of record. As of March 24, 1995, the closing price reported by the American Stock Exchange was $3-3/4 per unit. This price reflects the market impact of IGC's distribution of Equus limited partnership units representing a 99% limited partnership interest in Equus, to IGC Unitholders on February 6, 1995, as further discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of this report.

     IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC Unitholders as of the date of IGC's initial public offering. During the years ended December 31, 1994 and 1993, IGC had taxable losses of $1,749,000 and $1,498,000, respectively, or .17 and .15, respectively, per unit.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth combined financial data and operating data for IGC. The following selected income statement and balance sheet data have been extracted from the audited financial statements of IGC for each of the years in the five-year period ended December 31, 1994. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related footnotes.

IGC SELECTED FINANCIAL AND OPERATING DATA
                                              Years Ended December 31,
                                ----------------------------------------------
                                  1994        1993     1992     1991    1990
                                  ----        ----     ----     ----    ----
                                    (In thousands, except per unit amounts)
Income Statement Data

  Revenues
    Land sales                  $22,296  $13,809     $ 3,359   $ 3,151 $ 8,659
    Home sales                   20,265   21,884      30,761    33,043  40,701
    Investment in gaming
      properties                  7,288    2,358         591     4,881   8,309
    Equity in earnings from
      partnerships and
      development fees            4,938    3,701       2,672     2,070   2,606
    Apartment rental revenues     4,538    2,113          --        --      --
    Management and other fees     3,453    4,453       3,856     3,410   3,362
    Interest and other income       648      451         743     1,253   1,670
                                -------  -------     -------   ------- -------
      Total revenues             63,426   48,769      41,982    47,808  65,307

  Provision for restructuring        --       --      15,795        --      --
  Other expenses                 53,274   42,411      40,663    47,199  59,103
  Income taxes                    3,511     (835)(1)     471       133     465
  Net income (loss)               6,641    7,193 (1) (14,947)      476   5,739
  Net income (loss) per unit        .66      .71 (1)   (1.47)      .05     .57

                                              Years Ended December 31,
                                ----------------------------------------------
                                  1994        1993     1992     1991    1990
                                  ----        ----     ----     ----    ----
                                                  (In thousands)
Balance Sheet Data

  Assets related to
    community development      $ 70,061  $ 78,876  $ 82,686  $ 95,549 $ 89,210
  Assets related to home
    building projects             4,998     7,566     8,637    15,674   24,698
  Assets related to
    investment properties        35,608    42,707    23,516    19,132   59,821
  Total assets                  123,513   140,314   125,523   144,779  191,190

  Short-term debt
    Banks
      Recourse                   25,130    39,026    35,174    41,929   63,131
      Non-recourse                  122       321     1,142       930    1,589

  Long-term debt
    Banks
      Recourse                   15,333    16,113    34,889    35,662   19,867
      Non-recourse               26,917    25,501    10,415    10,646   54,449
  Total liabilities              82,808   108,069   100,481   104,790  151,677

  Partners' equity               40,705    32,245    25,042    39,989   39,513

(1) Included in this amount is a $1.5 million or .15 per unit benefit for the cumulative effect of a change in accounting principle to reflect the adoption of SFAS No. 109 "Accounting for Income Taxes". See additional discussion of this change in Note 1 to the Company's consolidated financial statements included at Item 8.


                                              Years Ended December 31,
                                      ----------------------------------------
                                         1994    1993    1992    1991    1990
                                         ----    ----    ----    ----    ----
                                                   (In thousands)
Operating Data

Community Development
  Residential lots sold                   228     295      80      81     148
  Residential lots used
    by Company                             44      91     120     140     155
  Commercial and business park
    acres sold                             76      12       1       6      32
  Undeveloped acres sold                   20      27      46      --      --

  Homebuilding, all locations
    Contracts for sale, net of
      cancellations                       128     231     256     348     450
    Number of homes sold                  200     216     288     284     396
    Backlog at end of period               79     151     136     168     104

  Rental apartment units
    managed at end of period            8,085   8,029   7,907   7,933   7,933
  Units under construction                 --      56      --      --      --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The real estate industry is cyclical, and is especially susceptible to fluctuations in economic activity and movements in interest rates. Sales of new homes are affected by market conditions for rental properties and by the condition of the resale market for used homes, including foreclosed homes, in certain cities, as well as the competitive supply of other new homes for sale. An oversupply of rental real estate depresses rents and reduces incentives for renters to purchase homes. An oversupply of resale units depresses prices and reduces the margins available on sales of new homes. In addition, the slowing of the economy and its impact on consumer spending, particularly in overbuilt markets, can adversely impact construction activity and demand for housing. However, entry-level housing has traditionally not been as negatively influenced since financing has been readily available to individuals with small amounts of capital.

     The Company's homebuilding and community development sales are greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Long-term interest rates declined in 1993 to their lowest level in approximately 20 years making entry-level housing more affordable to homebuyers. In 1994, interest rates increased somewhat over the 1993 levels, but continued to remain at relatively low levels in relation to market interest rates during the past several years. In spite of this favorable interest rate environment, the

Company's home sales have decreased over the past three years. This is due primarily to the reduction of the Company's homebuilding operations in St. Charles. In St. Charles, the Company's recent focus has been on lot sales to other builders which has increased the Company's competition in the home building market and has resulted in a decrease in the Company's St. Charles home sales.

     During 1992, in response to the decline in the real estate markets and significant liquidity concerns, IGC developed a comprehensive business plan to restructure its operations. IGC's management performed a detailed review of the profit potential of its homebuilding and land development operations on a project-by-project basis, and decisions were made as to the extent and manner in which IGC should continue to conduct operations in each market. The plan emphasized the generation of cash flow as rapidly as possible and the reduction of expenses. In addition, the Company performed a review of the net realizable value of its non-real estate related assets in light of its liquidity constraints and the financial restructuring it has undertaken.

     This plan was presented to various financial institutions and new or amended loan agreements have been executed for all loans which required restructuring. The overall plan called for certain concessions from lenders and changes in the business strategy of IGC as follows:

     Financial Institution Concessions - IGC requested deferral of interest, loan fees and principal payments, extensions of loan maturity dates, reduction of collateral release prices, new financing and waivers of certain restrictive covenants on substantially all of its loans. IGC has been successful in extending bank debt in accordance with the Company's restructuring plans, with the last loan restructuring completed during the fourth quarter of 1994. During 1994 and 1993, IGC's bank debt was reduced by over $14 million and $23 million, respectively.

     Homebuilding - IGC discontinued expansion in less profitable markets and exited certain other markets. The mix of homes offered by IGC has been adjusted toward lower priced homes, believed by management to possess the strongest sales potential.

     Land Development and Acquisition - IGC reduced land development operations in the United States until it disposed of its existing developable inventory and discontinued certain development efforts. Certain land holdings have been offered for sale as undeveloped or semi-developed, shifting the risk of development to third parties.

     Investment in Partnerships - Management has refinanced several apartment properties to enhance current and future cash distributions to IGC.

     Four projects containing 855 apartments owned by one partnership in Puerto Rico were refinanced in December 1993, and three other partnerships owning 696 apartments refinanced their projects in March 1994. These refinancings provided approximately $7.4 million to IGC and were used to further reduce debt. In addition, two projects containing 340 apartments owned by two partnerships in the United States were refinanced in February 1993, and one project containing 104 apartments owned by a U.S. partnership was refinanced in December 1994. IGC received approximately $129,000 as a result of these refinancings; however, future cash flow will increase as the interest rates on the new mortgage notes reduced these partnership interest obligations from 10.85% to 7.28% and from 10.3% to 6.85%, respectively.

     Five other Puerto Rico projects containing 1,102 apartments are being processed through HUD's LIHPRHA program. Certain proposed changes to LIHPRHA to be considered by Congress in 1995 could alter management's decision to sell the projects under this program. It is expected by management that the Clinton Administration will submit a bill to Congress during 1995 which will dramatically impact subsidized housing programs and which could significantly reduce the proceeds available to the Company.
     If this occurs, management will need to reconsider its decision to sell the projects under this program and consider other exit strategies such as conversion of the units into condominiums.

     In December 1993, HDA, a 49% owned partnership that owns the El Comandante Race Track in Puerto Rico, completed a $68 million mortgage note offering, coupled with warrants aggregating the right to purchase a 15% equity interest in HDA. IGC received approximately $13 million as a result of this refinancing, most of which was used for bank debt and other IGC obligations.

     Management Services - IGC continues to offer management services.

     General and Administrative - IGC reduced the number of employees in 1992 and additional staff has been added only when warranted as IGC continues to monitor corporate expenses closely.

     Certain new terms resulting from the loan restructure negotiations require an accelerated sale pace for the disposition of homebuilding and land development assets. Management also evaluated its investments, deferred project costs, notes receivable and non-real estate assets for any potential losses. In 1992, IGC recorded a provision for various net realizable value reductions and restructuring costs as set forth below:

     Reserve for land and homebuilding inventory,
       notes receivable and investment in partnerships        $13,279,000
     Reserves against other assets and expenses
       related to the restructuring                             2,516,000
                                                              -----------
                                                              $15,795,000
                                                              ===========

     During 1993, in response to improving conditions with certain of its real estate assets and reductions in its estimates of expenses related to the restructuring as well as its decision to abandon certain development efforts with respect to its waste technology investment as discussed in Note 6, management reallocated $420,000 of reserves from the land and homebuilding category to the reserve for other assets and expenses related to the restructuring.

     As a part of its ongoing determination of the realizable value of its assets, management continually monitors the need for additional adjustments to the carrying value of its assets. During 1994, the real estate market continued to show signs of improvements. As of December 31, 1994, management has concluded that additional reserves are not required.

FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

     Net income for 1994 totalled $6,641,000 compared to net income of $7,193,000 for 1993, which included the cumulative effect of a change in accounting principle of $1,500,000, which resulted from the Company's adoption of Statement of Financial Accounting Standard, No. 109, Accounting for Income Taxes. Excluding the cumulative effect of the change in accounting principle, the Company's net income for 1994 increased approximately $948,000 or 17% from the prior year. Factors contributing to the increased level of net earnings are discussed in the revenues and expenses sections below.

     Revenues. Revenues for 1994 totalled $63.4 million as compared to $48.8 million for 1993, increasing by $14.7 million or 30% over the prior year. The increased revenue levels during 1994 were attributable to an increase in land sales, increased revenues from investments in residential rental and gaming partnerships, increased apartment rental revenues and increased interest and other income. These increases were somewhat offset by decreases in home sales, and management and other fees.

     Revenues from land sales increased to $22,296,000 for 1994 from $13,809,000 for 1993, and were comprised of the following:

                                                        1994          1993
                                                        ----          ----
                                                          (In thousands)
  Commercial and Business Parks
    St. Charles
      (15 acres in 1994, 12 acres in 1993)             $ 1,418       $ 3,000
    Puerto Rico (61 acres in 1994)                      12,000            --

  Residential
    St. Charles
      Developed lots-single family
        (100 in 1994, 114 in 1993)                       4,488         5,194
      Developed lots-townhome (66 in 1993)                  --         1,650
    Montclair
      Developed lots (36 in 1994, 61 in 1993)            1,364         2,167
      Semi-developed lots (69 in 1994, 45 in 1993)         778           378
    Westbury developed lots (22 in 1994, 9 in 1993)        599           233

  Undeveloped land
    St. Charles (27 acres in 1993)                          31           687
    Puerto Rico (20 acres in 1994)                       1,494            --

  Recognition of deferred income - Puerto Rico             124           500
                                                       -------       -------
                                                       $22,296       $13,809
                                                       =======       =======
  Average residential lot sale price
    St. Charles
      Developed
        Single-family                                  $    45       $    46
        Townhome                                            --            25
    Montclair
      Developed lots                                        38            36
      Undeveloped lots                                      11             8
    Westbury                                                27            26



     Land sales increased by $8.5 million or 61% due primarily to the closing of the sale of a shopping center site in Puerto Rico, and to the sale of an undeveloped land parcel in Puerto Rico during 1994. Somewhat offsetting this increase was a decline in residential land sales which resulted from increased competition and a greater percentage of move up buyers refinancing their homes rather than purchasing new homes. The decrease in the U.S. commercial land sales is primarily attributable to the cyclical nature of commercial development.

     Revenues from home sales decreased 7% to $20,265,000 for 1994 from $21,884,000 for 1993. The primary reason for the decrease is an overall decline in the number of units sold by the Company's Tract Homebuilding Division. The increased focus by the Company on its Semi-Custom homebuilding operations and the reduced availability of townhome lots to the Company's homebuilding division in St. Charles and Montclair due to lot sales to third party homebuilders resulted in a 38% decline in the number of units sold during
1994 as compared to 1993.   As a result of the declining sales of this
division, management has decided to curtail expansion of any tract homebuilding operations during 1995 and to complete the buildout of only those projects which have already been commenced. Somewhat offsetting this decline in sales levels by the Tract Homebuilding Division was a 15% increase in the number of units settled by the Semi-Custom Homebuilding Division. This increase was attributable to increased market demand in the market areas where this division operates and to the new marketing plan implemented in 1994. This plan established sales centers in key marketing areas, increased sales staff and provided extensive sales training to homebuilding sales personnel.

     The following is a comparative analysis of home sales and average sales prices for 1994 and 1993 along with backlog information at December 31, 1994 and 1993:

                                      1994                        1993
                          -------------------------   -------------------------
                          Average                     Average
                           Sales     Units             Sales    Units
                           Prices    Closed Backlog    Prices   Closed  Backlog
                          --------   ------ -------   --------  ------  -------
                                           (Dollars in thousands)
Home Sales
  Semi-Custom
    Homebuilding Division
      (excludes lots)         $ 84    144      74         $ 79    125     134
  Tract Homebuilding
    Division
      St. Charles, MD          153     49(1)    5          136     76(2)   17
      Montclair, VA            118      1      --          127     13      --
      Lexington Park, MD        81      6      --           91      2      --
                                      ---     ---                 ---     ---
                               101    200      79          101    216     133
                                      ===     ===                 ===     ===

  (1)  Includes seven homes sold on lots purchased from third parties.
  (2)  Includes three homes sold on lots purchased from third parties.

     Revenues from investment properties, management fees and interest and other income increased 60% to $20,865,000 for 1994 from $13,076,000 for 1993, and were comprised of the following:
                                                     1994             1993
                                                     ----             ----
                                                         (In thousands)
  Revenues from investment properties
    Investment in gaming properties                  $ 7,288          $ 2,358
    Equity in earnings from partnerships               4,938            3,701
    Apartment rental revenues                          4,538            2,113
  Management and other fees                            3,453            4,453
  Interest and other income                              648              451
                                                     -------          -------
                                                     $20,865          $13,076
                                                     =======          =======

     Revenues from investment in gaming properties consisted of cash distributions received from HDA in 1994 of $763,000 and $6.5 million of LDA notes receivable distributed by HDA to IGC in 1994. HDA is a Puerto Rico special partnership and partners in such partnerships are not liable for losses in excess of their capital investment. Due to the costs related to the refinancing of HDA's debt in 1993 and HDA's distributions to partners, the partner's capital account is in a deficit position. As a result of HDA's deficit position and the distribution of the Company's 99% ownership interest in Equus in early 1995, the Company did not recognize any earnings from its interest in HDA during 1994. Earnings from investment in gaming properties for 1993 included equity in earnings of HDA. These earnings included the Company's $2.2 million share of earnings before a prepayment penalty, the Company's share of a prepayment penalty of $.6 million which reduced the Company's investment in HDA to zero, a cash distribution of $800,000 received after the investment in HDA was reduced to zero and previous cash distributions of $1,200,000.

     Equity in earnings from partnerships during 1994 increased $1.2 million or 33% over the prior year due primarily to the receipt of distributions from certain partnerships that exceeded the Company's basis in those partnerships. These distributions included $2.6 million from a Puerto Rico partnership that refinanced four apartment projects which it owns.

     Apartment rental revenues during 1994 increased by $2.4 million over the prior year due primarily to the fact that the operating results of the partnerships owning the Fox Chase and New Forest apartment complexes were consolidated during 1994 for the entire year but were consolidated for only a portion of 1993. In August of 1993, the Company purchased an unaffiliated party's 50% interest in these partnerships, thereby increasing the Company's interest to 90%. Prior to this transaction, the Company accounted for it's interest using the equity method of accounting.

     Management fees declined $1.0 million or 22% during 1994, as compared to the prior year. This decline was attributable primarily to a reduction in the management fees received from HDA during 1994 as a result of an amendment to their management agreement in 1993, and from the receipt of refinancing fees earned in the 1993 period which were not repeated in 1994.

     Interest and other income increased $197,000 or 44% during 1994 as compared to the prior year. This increase was due primarily to interest income associated with receivables from affiliates that were satisfied in 1994. IGC recognized $182,000 of interest earned during 1994 whereas interest earned on these receivables in 1993 was fully reserved.

GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING

     The gross profits from community development are summarized as follows:

                                                         1994
                                       ----------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                        Sales       Sales      Profit   Margins
                                        -----      -------     ------   -------
                                                     (In thousands)

Commercial and business parks
  St. Charles                          $ 1,418     $   437     $   981  69.18%
  Puerto Rico                           12,000       7,582       4,418  36.82%

Residential
  St. Charles
    Developed lots-single family         4,488       2,710       1,778  39.62%
  Montclair
    Developed lots                       1,364       1,378         (14) (1.03%)
    Semi-developed lots                    778         778          --     --
  Westbury developed lots                  599         607          (8) (1.34%)

Undeveloped land
  St. Charles                               31          --          31 100.00%
  Puerto Rico                            1,494         886         608  40.70%

Recognition of deferred
  income - Puerto Rico                     124          20         104  83.87%

Period costs                                --         572        (572)
                                       -------     -------     -------
                                       $22,296     $14,970     $ 7,326  32.86%
                                       =======     =======     =======

                                                         1993
                                       ----------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                        Sales       Sales      Profit   Margins
                                        -----      -------     ------   -------
                                                     (In thousands)


  Commercial and business parks
    St. Charles                         $ 3,000    $ 1,010    $ 1,990    66.33%
    Puerto Rico

  Residential
    St. Charles
      Developed lots-single family        5,194      3,156      2,038    39.24%
      Developed lots-townhome             1,650      1,203        447    27.09%
    Montclair
      Developed lots                      2,167      2,051        116     5.35%
      Semi-developed lots                   378        360         18     4.76%
    Westbury developed lots                 233        225          8     3.43%

  Undeveloped land
    St. Charles                             687        675         12     1.75%

  Recognition of deferred
    income - Puerto Rico                    500         80        420    84.00%

  Period costs                               --        742       (742)      --
                                        -------    -------    -------
                                        $13,809    $ 9,502    $ 4,307    31.19%
                                        =======    =======    =======


     The increase in gross profit margins to 32.86% in 1994 from 31.19% in the 1993 period is due primarily to the absorption of lower period costs by higher land sales during 1994. Period costs in 1994 declined by $170,000 or 23% from the prior year due primarily to the inclusion of certain non-recurring charges in 1993 period costs which were not repeated in 1994. Gross profit margins before period costs were 35.42% in 1994 compared to 36.56% in 1993. This difference is due to the mix of the type and location of land sold.

     Gross profits from homebuilding operations for 1994 and 1993, respectively, were as follows:

                                           1994                   1993
                                  ---------------------    --------------------
                                                 (In thousands)
                                       $          %             $          %
                                     ------    -------        ------    -------

  Home sales                        $20,265                   21,884
  Cost of sales                      18,508                   18,880
                                    -------                   ------
  Gross profits before
    marketing costs                   1,757      8.67%         3,004     13.73%
                                     ======                   ======

     Gross profits as a percentage of homebuilding revenues for a particular period, are a function of various factors including pricing, efficiency of homebuilding operations, financing costs (including costs of subsidizing customer financing, if any) and differences in gross profit margins between the homebuilding divisions. The gross profit margins earned during 1994 decreased 5% to 8.7% from the 13.7% achieved during 1993. The Tract Homebuilding Division has historically been more profitable than the Semi-Custom operation due to the profits associated with the low land basis and reduced costs because of the close proximity of the units under construction. During 1994, tract homebuilding in Maryland became extremely competitive resulting in builders offering buyer incentives and reduced prices. As a result of this development, the Company's tract homebuilding profits were significantly reduced and management has decided to complete the projects it is currently committed to and halt future tract building expansion until the situation improves. Certain capitalized overhead costs associated with this expansion were written off in 1994 which further reduced the gross profit margin.

     Selling and marketing, general and administrative, rental apartment expenses, depreciation and amortization, interest expense, and write-off of deferred project costs were as follows:

                                                 1994            1993
                                             -----------     -----------
                                                    (In thousands)

   Selling & marketing                           $ 1,556         $ 1,285
   General & administrative                        8,614           7,754
   Rental apartment expenses                       4,526           2,176
   Depreciation & amortization,
     excluding apartments                            591             629
   Interest expense                                2,032           2,063
   Write-off of deferred project costs             1,761              --
                                                 -------         -------
                                                 $19,080         $13,907
                                                 =======         =======


     Selling and marketing expenses increased by $271,000 or 21% during 1994 as compared to 1993. As part of the 1992 restructure plan, certain model homes were sold and sales centers established in our key marketing area during 1994. In addition to the sales centers, the new marketing plan included increasing the size and quality of the sales staff for the homebuilding division. Also responsible for this increase were write-offs of receivables from sales agents of $108,000 during 1994.

     General and administrative expenses increased by approximately $860,000 million or 11% during 1994 as compared to the 1993 level. Of this amount, $264,000 was compensation expense recognized in connection with the issuance of Unit Appreciation Rights to the Company's employees during 1994. Also contributing to the increase was an increase in general and administrative salaries and benefits expense of $100,000. The higher salaries and benefits costs were attributable to increased staffing levels by the Company during 1994 as compared to the prior year. Other factors contributing to the increase in general and administrative expenses were an increase in legal fees of $197,000, an increase in consulting fees of approximately $44,000, an increase in travel expenses of $133,000, and increases in office rent and miscellaneous taxes of approximately $60,000 and $56,000, respectively. The increase in legal fees was primarily attributable to the Company's involvement in various legal proceedings during 1994 as further discussed in Note 9 to the financial statements. The increased level of travel expenses in 1994 was due to the Company's expansion of its operating activities into new geographic areas in both the United States and Puerto Rico.

     Depreciation and amortization decreased by approximately $38,000 from the prior year, due to certain fixed assets, financing fees and similar assets becoming fully amortized or depreciated during 1993.

     Interest expense decreased approximately $31,000 during 1994 as compared to the prior year due primarily to a reduction in the Company's debt levels during 1994 as compared to the prior year.

     Rental apartment expenses include the operating expenses associated with the Lancaster, Fox Chase and New Forest partnerships. The increase in such expenses from the prior year of approximately $2.4 million is attributable primarily to the fact that 1993 expenses included expenses associated with New Forest and Fox Chase for only a portion of the year, (from August 20, 1993 through December 31, 1993) whereas the 1994 expenses reflect a full year of expenses for these entities.

     The write-off of deferred project costs consists of $1,761,000 of costs associated with the Company's application for a license to operate and construct a Virginia horse racing facility which was denied during 1994.

     Provision for Income Taxes. The provision for income taxes in 1994 increased to $3,511,000 compared to $665,000 during 1993. This increase was due primarily to taxable income resulting from distributions received from partnerships in Puerto Rico that refinanced their apartment projects and from the sale of a shopping center site in Puerto Rico during 1994. The implementation of SFAS No. 109 by the Company during 1993 generated a $1.5 million Puerto Rico income tax benefit which has been reflected in the Company's 1993 financial statements as the cumulative effect of an accounting change.

     Minority Interest Expense. Minority interest expense increased $594,000 to $716,000 in 1994 compared to $122,000 in 1993. This increase is attributable to the increased profits generated from the land sales in Puerto Rico in which a minority partner holds a 20% interest.

FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

     Net income for 1993 was $7,193,000 compared to a net loss of $14,947,000 in 1992. The 1993 net income included the cumulative effect of a change in accounting principle of $1,500,000 which resulted from the Company's adoption of Statement of Financial Accounting Standard No. 109, Accounting For Income Taxes. The 1992 net income included a provision of $15,795,000 for the affects of a restructuring plan. Excluding the cumulative affect of a change in accounting and the restructuring provision, the Company had net income of $5,693,000 in 1993 compared to $848,000 in 1992. Factors contributing to these differences in net earnings are discussed in the revenues and expenses sections below.

     Revenues. Revenues for 1993 increased 16.2% to $48,769,000 from $41,982,000 in 1992 primarily due to an increase in land sales, revenues from investments in gaming properties, equity in earnings from partnerships, the consolidation of three apartment projects, and refinancing fees from apartment projects, offset in part by a decrease in homebuilding revenue.

     Revenues from land sales increased to $13,809,000 for 1993 from $3,359,000 for 1992 as follows:

                                                      1993            1992
                                                      ----            ----
                                                         (In thousands)

  Commercial and business parks
    St. Charles
      (12 acres in 1993, 1 acre in 1992)             $ 3,000         $   248

  Residential
    St. Charles
      Developed lots-single family
        (114 in 1993, 11 in 1992)                      5,194             499(1)
      Developed lots-townhome (66 in 1993)             1,650              --
      Semi-developed lots (43 in 1992)                    --             900
    Montclair
      Developed lots (61 in 1993, 25 in 1992)          2,167             832
      Semi-developed lots (45 in 1993)                   378              --
    Westbury developed lots (9 in 1993, 1 in 1992)       233              25

  Undeveloped land
    St. Charles (27 acres in 1993, 46 acres in 1992)     687             231(1)

  Recognition of deferred income - Puerto Rico           500             624
                                                     -------          ------
                                                     $13,809          $3,359
                                                     =======          ======
  Average residential lot sale price
    St. Charles
      Developed
        Single-family                                $    46          $   45
        Townhome                                          25              --
      Semi-developed                                      --              21
    Montclair
      Developed lots                                      36              33
      Undeveloped lots                                     8              --
    Westbury                                              26              25


     (1) In 1992, 46 acres of undeveloped land and two lots were transferred to vendors as payment in full satisfaction of trade payables. The terms of these vendor sales are similar to third-party sales.

     Land sales increased primarily due to a shift in emphasis from homebuilding to lot sales, the impact of increased option contracts and an increase in overall market demand for developed lots.

     Revenues from home sales decreased 29% to $21,884,000 for 1993 from $30,761,000 for 1992. The reason for this decrease is an overall decline in home sales in all divisions and a decrease in the average sales price to approximately $101,000 for 1993 from $107,000 for 1992. The decline in home sales in the Tract Homebuilding Division is primarily due to the Company's shift in emphasis on lot sales. Reduced home sales in the Semi-Custom Division reflect the effects of its reorganization and changes in key personnel during the year. Home sales and average sales prices for 1993 and 1992, and backlog as of December 31, 1993 and 1992 were as follows:

                                      1993                        1992
                          -------------------------   -------------------------
                          Average                     Average
                           Sales     Units             Sales    Units
                           Prices    Closed Backlog    Prices   Closed  Backlog
                          --------   ------ -------   --------  ------  -------
                                               (In thousands)
Home Sales
  Semi-Custom
    Homebuilding Division
      (excludes lots)           79    125     134           76    154     110
  Tract Homebuilding
    Division
      St. Charles, MD         $136     76(1)   17         $140     93      23
      Montclair, VA            127     13      --          131     14       3
      Lexington Park, MD        91      2      --           88     13      --
  Puerto Rico Division          --     --      --          225     14      --
                                      ---     ---                 ---     ---
                               101    216     151          107    288     136
                                      ===     ===                 ===     ===


  (1)  Includes three homes sold on lots purchased from third parties.


     Revenues from investment properties, management fees and interest and other income increased 66.3% to $13,076,000 for 1993 from $7,862,000 for 1992, and are summarized as follows:

                                                     1993             1992
                                                     ----             ----
                                                        (In thousands)
  Revenues from investment properties
    Investment in gaming properties                  $ 2,358          $   591
    Equity in earnings from partnerships               3,701            2,672
    Apartment rental revenues                          2,113               --
  Management and other fees                            4,453            3,856
  Interest and other income                              451              743
                                                     -------          -------
                                                     $13,076          $ 7,862
                                                     =======          =======


     Revenues from investment in gaming properties consists of IGC's equity in earnings of HDA which increased to $2,358,000 in 1993, compared to $591,000 in 1992. This increase was due to the increased rental income in HDA and distributions from HDA, offset in part by a prepayment penalty paid by HDA in connection with refinancing its former indebtedness to Chase Manhattan Bank. HDA's rental income is based on commissions earned by ECOC on wagering at El Comandante Race Track. These commissions have increased due to increased wagering at off-track betting agencies converted to an on-line computerized system.

     Revenues from equity in earning from partnerships increased due primarily to the recognition of sponsor fees when certain long-term receivables were collected from refinanced projects and increased earnings from the partnerships in which the Company holds an investment.

     Apartment rental revenues were $2,113,000 in 1993 due to the consolidation of three apartment partnerships in 1993. During May 1993, the Company purchased from an unaffiliated party an additional 19.8% limited partnership interest in Lancaster, increasing its ownership to 60.4% at this date. During August 1993, the partnerships owning the New Forest and Fox Chase Apartment complexes purchased the 50% partnership interests of an unaffiliated party thereby increasing the Company's interest in these partnerships from 40% to 90%. Prior to these purchases, the Company accounted for these interests under the equity method. The December 31, 1993 financial statements include the operations of Lancaster since January 1, 1993 and the operations of New Forest and Fox Chase since the date of purchase, August 20, 1993 (see Note 4 to the Company's consolidated financial statements included in Item 8 of the report).

     Revenues from management fees increased primarily due to fees earned in 1993 from the refinancing of apartment projects owned by partnerships in which the Company is the general partner, with no similar fees in 1992, and increased developer fees earned during 1993 compared to 1992.

     The decrease in interest and other income was due to the reduced balances in 1993 of promissory notes due from third-party builders.

GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING

     The gross profits from community development are summarized as follows:

                                                        1993
                                       ----------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                        Sales       Sales      Profit   Margins
                                        -----      -------     ------   -------
                                                     (In thousands)

  Commercial and business parks
    St. Charles                        $ 3,000      $1,010     $1,990    66.33%

  Residential
    St. Charles
      Developed lots-single family       5,194       3,156      2,038    39.24%
      Developed lots-townhome            1,650       1,203        447    27.09%
    Montclair
      Developed lots                     2,167       2,051        116     5.35%
      Semi-developed lots                  378         360         18     4.76%
    Westbury developed lots                233         225          8     3.43%

  Undeveloped land
    St. Charles                            687         675         12     1.75%
    Puerto Rico

  Recognition of deferred income           500          80        420    84.00%

  Period costs                              --         742       (742)      --
                                       -------      ------     ------
                                       $13,809      $9,502     $4,307    31.19%
                                       =======      ======     ======

                                                        1992
                                       ----------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                        Sales       Sales      Profit   Margins
                                        -----      -------     ------   -------
                                                     (In thousands)

  Commercial and business parks
    St. Charles                         $  248      $  161     $   87    35.08%

  Residential
    St. Charles
      Developed lots-single family         499         284        215    43.09%
      Undeveloped lots                     900         749        151    16.78%
    Montclair
      Developed lots                       832         832         --       --
    Westbury developed lots                 25          25         --       --

  Undeveloped land
    St. Charles                            231         198         33    14.29%

  Recognition of deferred income           624          80        544    87.18%

  Period costs                              --         869       (869)      --
                                        ------      ------     ------
                                        $3,359      $3,198     $  161     4.79%
                                        ======      ======     ======

     The increase in gross profit margins to 31.19% in 1993 from 4.79% in the 1992 period is primarily due to the upturn of the real estate industry resulting in an increase in sales and to the mix of sales, and from a decline in period costs as a percentage of overall sales revenues. Gross profit margins before period costs were 36.56% in 1993 compared to 30.66% in 1992. The increased margin in 1993 reflects a more favorable sales mix.

     Gross profits from homebuilding operations for 1993 and 1992, respectively, were as follows:

                                           1993                   1992
                                  ---------------------    --------------------
                                                 (In thousands)
                                       $          %             $          %
                                    -------    -------       -------    -------

  Home sales                        $21,884                  $30,761
  Cost of sales                      18,880                   25,272
                                    -------                  -------
  Gross profits                     $ 3,004     13.73%       $ 5,489     17.84%
                                    =======                  =======

     Gross profits as a percentage of homebuilding revenues for a particular period, are a function of various factors including pricing, efficiency of homebuilding operations, financing costs (including costs of subsidizing customer financing, if any) and differences in gross profit margins between the homebuilding divisions. The lower margins in 1993 are primarily due to fewer sales, the mix of sales, some price reductions and increased carrying costs on a per unit basis.

     Selling and marketing, general and administrative, depreciation and amortization, interest expense, rental apartment expenses and restructuring provision for 1993 and 1992 were as follows:
                                                 1993            1992
                                             -----------     -----------
                                                   (In thousands)

   Selling & marketing                           $ 1,285         $ 1,332
   General & administrative                        7,754           7,780
   Depreciation & amortization,
     excluding apartments                            629             897
   Interest expense                                2,063           2,103
   Rental apartment expenses                       2,176              --
   Restructuring provision                            --          15,795
                                                 -------         -------
                                                 $13,907         $27,907
                                                 =======         =======

     Selling and marketing and general and administrative expenses did not vary materially between 1993 and 1992. Rental apartment expenses include the expenses of Fox Chase and New Forest after the purchase date of August 20, 1993, and a full year's expenses for Lancaster. The Company previously accounted for these partnerships on the equity method (see Note 4 to the Consolidated Financial Statements included in Item 8 of this report).

     Depreciation and amortization decreased primarily due to certain financing costs, organization costs and start-up costs that were fully amortized during 1992.

     Interest expense decreased $40,000 primarily due to the impact of loan repayments.

     Provision for Income Tax. The provision for income taxes in 1993 increased to $665,000 compared to $471,000 in 1992. In addition, the implementation in 1993 of FSAS No. 109 generated a $1,500,000 Puerto Rico income tax credit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from HDA, and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992. During 1994, the Company continued to make progress in completing the objectives it set forth in its 1992 restructuring plan. New or amended loan agreements have been executed for all loans which required restructuring. Under the terms of IGC's loans, most of the cash flow generated by U.S. home and land sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and to meet debt service requirements. During 1994, debt curtailments net of debt financings totaled $14,927,000. Scheduled loan curtailments during 1995 include payments of $2,400,000 in May, a $1,000,000 payment in September and payments totaling $2,200,000 in November. These curtailments are expected to be made with proceeds from the sale of commercial and business park land which secures the loans, proceeds of new project financings, or proceeds from the sale of investment properties. In addition to these scheduled curtailments, a loan which had a balance at December 31, 1994 of approximately $6,533,000 that is being curtailed with the proceeds from the sale of residential lots, matures in September of 1995. This loan, if not fully paid, is expected to be significantly reduced prior to its maturity date and it is anticipated that any remaining balance will be extended although there are no current contractural extensions on the loan. In addition, as a result of the Company's distribution of Equus Units representing a 99% limited partnership interest in Equus to IGC Unitholders in February, 1995, as further discussed in Note 5, the Company will no longer receive cash distributions from HDA. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited and it may become necessary for the Company to negotiate with its lenders to reschedule future payments. In addition, project financing will be necessary to fund the development of needed inventory. Pending legal proceedings may also hamper the Company's ability to complete its restructuring plan including the timing and/or terms of any new financing.

     In addition to its traditional sources of liquidity, the Company is currently investigating opportunities in the capital markets for longer term debt or possible equity financings.

     A potential source of liquidity in late 1995 includes cash from four projects in Puerto Rico which applied in March of 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects under HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which event the Company will endeavor to retain the right to manage the properties. It is anticipated that the first closings pursuant to LIHPRHA will be accomplished in the fourth quarter of 1995 in which event the Company expects that its share of the cash proceeds will be approximately $9.0 million net of taxes, subject to proposed changes to LIHPRHA. The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995. Management expects that the Clinton Administration will submit a bill to Congress during 1995 which, if enacted, will dramatically impact subsidized housing programs and which could significantly reduce the proceeds available to the Company. If this occurs, management will need to reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under this program, an alternative exit strategy may be to convert the projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three years. The proceeds of any sales pursuant to LIHPRHA have been assigned to the FDIC and NationsBank for repayment of debt.

     A LIHPRHA application was filed for a fifth project in Puerto Rico in March 1994. The timetable for completing the LIHPRHA processing is approximately two years. However, if the proposed legislation discussed above is enacted, management may withdraw the application.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Interstate General Company L.P.:



     We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


     As discussed further in Note 9, the Company is being investigated by the United States Attorney for the District of Maryland for possible violations of the Clean Water Act and other laws relating to wetlands preservation. The investigation is in the preliminary stage, and although being contested by the Company, the outcome is uncertain at this time. Accordingly, no provisions for any liabilities that may result upon the resolution of this matter have been made in the accompanying consolidated financial statements.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 97 through 110 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 30, 1995

                        INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (In thousands, except per unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                          1994         1993          1992
                                     ------------  ------------   -----------
REVENUES
  Community development-land sales   $     22,296  $     13,809   $     3,359
  Homebuilding-home sales                  20,265        21,884        30,761
  Revenues from investment properties
    Investment in gaming properties         7,288         2,358           591
    Equity in earnings from partnerships
      and development fees                  4,938         3,701         2,672
    Apartment rental revenues               4,538         2,113            --
  Management and other fees,
    substantially all from
    related entities                        3,453         4,453         3,856
  Interest and other income                   648           451           743
                                      -----------   -----------   -----------
      Total revenues                       63,426        48,769        41,982
                                      -----------   -----------   -----------
EXPENSES
  Cost of land sales                       14,970         9,502         3,198
  Cost of home sales                       18,508        18,880        25,272
  Selling and marketing                     1,556         1,285         1,332
  General and administrative                8,614         7,754         7,780
  Rental apartment expenses                 4,526         2,176            --
  Depreciation and amortization               591           629           897
  Interest expense                          2,032         2,063         2,103
  Restructuring provision                      --            --        15,795
  Write-off of deferred project costs       1,761            --            --
                                      -----------   -----------   -----------
      Total expenses                       52,558        42,289        56,377
                                      -----------   -----------   -----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                         10,868         6,480       (14,395)
PROVISION FOR INCOME TAXES                  3,511           665           471
                                      -----------   -----------   -----------
INCOME (LOSS) BEFORE MINORITY
  INTEREST                                  7,357         5,815       (14,866)
    Minority interest                        (716)         (122)          (81)
                                      -----------   -----------   -----------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                         6,641         5,693       (14,947)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                            --         1,500            --
                                      -----------   -----------   -----------
NET INCOME (LOSS)                     $     6,641   $     7,193   $   (14,947)
                                      ===========   ===========   ===========

                        INTERSTATE GENERAL COMPANY L.P.
             CONSOLIDATED STATEMENTS OF INCOME (LOSS) (continued)
                    (In thousands, except per unit amounts)


                                              YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                          1994         1993          1992
                                     ------------  ------------   -----------

PER UNIT AMOUNTS--
  NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE         $       .66   $       .56     $   (1.47)

  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                       --           .15            --
                                      -----------   -----------     ------
- -----------
  NET INCOME (LOSS) PER UNIT          $       .66   $       .71   $     (1.47)
                                      ===========   ===========   ===========

NET INCOME (LOSS)
  General Partners                             66   $        71   $     (149)
  Limited Partners                          6,575         7,122      (14,798)
                                      -----------   -----------   -----------
                                            6,641   $     7,193   $  (14,947)
                                      ===========   ===========   ===========
WEIGHTED AVERAGE UNITS
  OUTSTANDING                              10,126        10,080        10,079
                                      ===========   ===========   ===========

























                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S


                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1994           1993
                                                  ------------   ------------
CASH AND SHORT-TERM INVESTMENTS
  including restricted cash of $5,713
  and $2,587 at December 31, 1994
  and 1993, respectively                             $  6,833       $  4,596
                                                      --------       --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                               26,426         26,683
    Puerto Rico                                         26,103         31,389
    Other United States locations                       16,014         18,660
    Notes receivable on land sales, net of
      reserves of $94 and $230
      as of December 31, 1994 and 1993,
      respectively                                       1,256          1,785
    Other                                                  262            359
                                                      --------       --------
                                                        70,061         78,876
                                                      --------       --------

ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                     4,384          6,645
  Mortgages receivable                                     222            396
  Receivables on home sales                                271            405
  Other                                                    121            120
                                                      --------       --------
                                                         4,998          7,566
                                                      --------       --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment in residential rental partnerships          9,976         14,953
  Investment properties, net of accumulated
    depreciation of $4,746 and $4,106,
    as of December 31, 1994 and 1993,
    respectively                                        24,499         24,551
  Other receivables, net of reserves of
    $1,071 and $2,800 as of December 31,
    1994 and 1993, respectively                          1,133          2,610
  Other                                                     --            593
                                                      --------       --------
                                                        35,608         42,707
                                                      --------       --------

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                            A S S E T S (continued)


                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1994           1993
                                                  ------------   ------------

OTHER ASSETS
  Property, plant and equipment, less
    accumulated depreciation of $1,948
    and $1,837 as of December 31, 1994
    and 1993, respectively                               1,588          1,704
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $735 and $584 as of
    December 31, 1994 and 1993,
    respectively                                         2,299          2,450
  Deferred costs regarding waste technology
    and other                                            2,126          2,415
                                                      --------       --------
                                                         6,013          6,569
                                                      --------       --------
    Total assets                                      $123,513       $140,314
                                                      ========       ========

























                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1994           1993
                                                  ------------   ------------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued
    liabilities                                       $  3,521       $  3,661
  Mortgages and notes payable                              370            428
  Accrued income tax liability                           4,553          1,379
                                                      --------       --------
                                                         8,444          5,468
                                                      --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                         36,661         50,137
  Non-recourse debt                                      4,268          2,762
  Loan payable to HDA                                       --         12,684
  Accounts payable, accrued liabilities
    and deferred income                                  2,728          2,752
                                                      --------       --------
                                                        43,657         68,335
                                                      --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                          2,398          3,320
  Accounts payable and accrued liabilities               2,506          4,231
                                                      --------       --------
                                                         4,904          7,551
                                                      --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                          1,559          1,857
  Non-recourse debt                                     22,771         22,457
  Accounts payable, and accrued liabilities              1,473          2,401
                                                      --------       --------
                                                        25,803         26,715
                                                      --------       --------
    Total liabilities                                   82,808        108,069
                                                      --------       --------
PARTNERS' CAPITAL
  General partners' capital                              4,322            155
  Limited partners' capital-10,215 and
    10,082 Units issued and outstanding as
    of December 31, 1994 and 1993, respectively         36,383         32,090
                                                      --------       --------
    Total partners' capital                             40,705         32,245
                                                      --------       --------
    Total liabilities and partners' capital           $123,513       $140,314
                                                      ========       ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                                (In thousands)









                                      General       Limited
                                      Partners'     Partners'
                                      Capital       Capital           Total
                                      --------     -----------     -----------


BALANCES, December 31, 1991                233          39,756          39,989

  Net loss for the year                   (149)        (14,798)        (14,947)
                                       -------         -------         -------
BALANCES, December 31, 1992                 84          24,958          25,042

  Net income for the year                   71           7,122           7,193

  Employee unit options exercised           --              10              10
                                       -------         -------         -------
BALANCES, December 31, 1993            $   155         $32,090         $32,245

  Net income for the year                   66           6,575           6,641

  Employee unit options exercised           --             531             531

  Cash distributions to partners           (10)         (1,010)         (1,020)

  Capital contribution                   4,129              --           4,129

  Assets transferred at general
    partner's basis                        (18)         (1,803)         (1,821)
                                       -------         -------         -------
BALANCES, December 31, 1994            $ 4,322         $36,383         $40,705
                                       =======         =======         =======










                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1994         1993        1992
                                       ------------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $  6,641     $  7,193     $(14,947)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization
        Residential rental properties           640          432           --
        Other                                   703          706          897
      Provision for deferred income taxes     1,486          275          469
      Equity in earnings of
        partnerships                         (4,250)      (1,668)      (1,727)
      Increase in sponsor and
        developer fees from
        partnerships                           (323)        (902)        (312)
      Distribution of note receivable
        from HDA                             (6,526)          --           --
      Cumulative effect of
        accounting change                        --       (1,500)          --
      Provision for restructuring                --           --       15,795
      Increase (decrease) in
        Income taxes currently payable        2,025          390            2
        Accounts payable, accrued
          liabilities and deferred income    (2,226)      (1,215)      (1,598)
      Decrease (increase) in
        Receivables                             703        3,458        3,509
        Homebuilding assets                   2,394        1,022        5,964
        Community development assets          8,182          339       (2,121)
        Restricted cash                      (3,126)      (2,121)        (202)
                                            -------     --------      -------
  Net cash provided by
    operating activities                      6,323        6,409        5,729
                                            -------     --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related
    to investment properties                  8,768        7,219          865
  Net (acquisitions) dispositions
    of other assets                             (79)         740          347
  Purchase of residential rental
    partnership interest                       (170)        (370)        (170)
                                            -------     --------      -------
  Net cash provided by
    investing activities                      8,519        7,589        1,042
                                            -------     --------      -------

                        INTERSTATE GENERAL COMPANY L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In thousands)

                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1994         1993        1992
                                       ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from HDA                                 --        8,853        1,396
  Cash proceeds from debt financing           7,750       14,003        8,619
  Payment of debt                           (22,992)     (37,119)     (16,166)
  Cash distributions to partners             (1,020)          --           --
  Employee Unit options exercised               531           10           --
                                            -------     --------      -------
  Net cash used in
    financing activities                    (15,731)     (14,253)      (6,151)
                                            -------     --------      -------
NET (DECREASE) INCREASE IN CASH
  AND SHORT-TERM INVESTMENTS                   (889)        (255)         620

CASH AND SHORT-TERM INVESTMENTS,
  BEGINNING OF YEAR                           2,009        2,264        1,644
                                            -------     --------      -------
CASH AND SHORT-TERM INVESTMENTS,
  END OF YEAR                               $ 1,120     $  2,009      $ 2,264
                                            =======     ========      =======
SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount
    capitalized)                            $ 3,787     $  4,127      $ 1,820
  Income taxes paid                         $   337     $     --      $    --
  Non-cash transactions
    Distribution of notes receivable
      from partners (1)                     $10,654     $     --      $    --
    Acquisition of interest in
      apartment partnerships, assets        $    --     $ 22,641      $    --
    Acquisition of interest in
      apartment partnerships,
      liabilities                           $    --     $ 22,532      $    --
    Deed in lieu of payment of
      purchase money mortgage               $   670     $     --      $   568
    Lot sale transfers to
      trade creditors                       $    --     $     --      $   518
    Partnership interests received in
      satisfaction of accounts and notes
      receivable from general partner (1) $ 626 $ -- $ -- Accounts and notes receivable, net of reserves, satisfied via transfer
      of partnership interests from
      general partner (1)                   $ 2,446     $     --      $    --
    Capital contribution by
      general partner (1)                   $ 4,129     $     --      $    --


     (1)  See Notes 5 and 10 to these consolidated financial statements.

                  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     On September 26, 1986, Interstate General Company L.P. ("IGC" or "the Company"), a Delaware limited partnership, was formed, and on December 31, 1986, acquired substantially all of the community development, homebuilding, investment properties and management services businesses of Interstate General Business Corporation, Interstate St. Charles, Inc. and a trust for the benefit of the stockholders of Interstate General Business Corporation (the "Predecessors"). The assets relating to these businesses were acquired in exchange for (1) 7,900,000 Units representing assignment of beneficial ownership of limited partnership interest ("Units"), (2) a 1% general partnership interest in IGC and (3) the assumption by IGC of certain indebtedness relating to these businesses. The 1% general partner interest is shared by the managing general partner, Interstate General Management Corporation, and Interstate Business Corporation ("IGMC" and "IBC," respectively, referred to collectively as the "General Partner") as successors to Interstate General Business Corporation and Interstate St. Charles, Inc.

     Net income (loss) per Unit for the years ended December 31, 1994, 1993 and 1992, is calculated using weighted average Units outstanding. Outstanding options and warrants to purchase Units and Unit appreciation rights do not have a material dilutive effect on the calculation of earnings per Unit (see Note
12).

     The accompanying consolidated financial statements include the accounts of IGC and all of its subsidiaries, after eliminating intercompany transactions. Reference to IGC or the Company refers to the consolidated group of entities or to any one of the individual entities involved. IGC's investments in partnerships in which IGC's interest is 50% or less are accounted for by the equity method of accounting.

     For purposes of reporting cash flows, cash and short-term investments include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

Sales and Profit Recognition

     Sales revenues and profits from community development and homebuilding are recognized at closing, when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and IGC has no significant continuing involvement.

     During 1992, IGC transferred developed lots and undeveloped land to third-party vendors in satisfaction of certain short-term payables. In accordance with generally accepted accounting principles, the transactions were recognized as sales in the year of transfer. Revenues from community development included $518,000 related to such transfers during 1992.

Revenues from Investment Properties

     Revenues from investment properties include revenues from investments in gaming properties, equity in earnings from partnerships and development fees and apartment rental revenues. Revenues from investment in gaming properties includes distributions received by IGC from Housing Development Associates S.E.

("HDA") and equity in earnings (losses) of HDA, including HDA's equity in earnings (losses) of El Comandante Operating Company ("ECOC") through August 1, 1994 when IGC's ownership interest in this entity was terminated (See Note 5). Equity in earnings from partnerships and development fees is comprised of IGC's share of the earnings (losses) of the residential rental apartment project partnerships accounted for under the equity method of accounting, income from sponsor and developer fees and income related to a previous investment in a cable television partnership. Apartment rental revenues include the revenues of the consolidated partnerships owning apartment complexes.

Management Fees

     IGC performs property management services including leasing, maintenance and accounting for properties owned by affiliated entities. Fees are recorded in the period in which the services are rendered and/or paid.

Community Development and Homebuilding Inventories

     The costs of acquiring and developing land and homebuilding construction are allocated and charged to cost of sales as the related inventories are sold.

IGC carries land, development and homebuilding costs (including capitalized interest) at the lower of cost or net realizable value. Net realizable value is defined as the estimated amount IGC expects to realize in the ordinary course of business less costs of completion.

Capitalization of Interest

     IGC's interest costs related to homebuilding and land assets were allocated to these assets based on book value. The portion of interest allocated to land, finished building lots and homebuilding construction during the development and construction period is capitalized. Remaining interest costs are expensed. A summary of interest for 1994, 1993 and 1992 is as follows:
                                            Years Ended December 31,
                                           ---------------------------
                                            1994       1993     1992
                                           ------    -------   -------
                                                 (In thousands)

          Expensed                         $4,369     $3,158    $2,103
          Capitalized                       2,770      2,655     4,399
                                           ------     ------   -------
          Total interest incurred          $7,139     $5,813    $6,502
                                           ======    =======   =======

Investment in Residential Rental Partnerships

     IGC's investment in residential rental partnerships consists of long-term receivables, nominal capital contributions, working capital loans and IGC's share of unconsolidated partnership income and losses. The working capital loans are collectible from the first cash flow generated from the operations of the partnerships. The long-term receivables represent loans to the partnerships for payment of construction and development costs in excess of the project mortgages. Substantially all of the long-term receivables are non-interest bearing and have been discounted at an effective rate of 14% based on the projected maturity date which will occur upon the refinancing, sale or other disposition of the partnerships' properties. The discount, which represents deferred sponsor and developer fees, is netted in the consolidated financial statements against the long-term receivables.

     For partnerships syndicated prior to December 31, 1985, IGC amortizes the discount over the estimated holding period of the properties and begins to recognize the discount as income at the point when the partnerships have cash flow that reasonably assures realization of the long-term receivables. Due to a change in generally accepted accounting principles, deferred sponsor and developer fees on partnerships syndicated after December 31, 1985 are recognized when the long-term receivables are collected.

     Certain partnerships are accumulating cash from operations in excess of the maximum distribution amounts permitted by U.S. Department of Housing and Urban Development ("HUD") and other regulatory authorities. This cash, accumulated in restricted cash accounts, will be available to pay the long-term receivables due to IGC and to make cash distributions to IGC and the limited partners when the partnerships' projects are refinanced or sold.

Property, Plant and Equipment

     Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is provided principally using the straight-line method for financial reporting purposes and using accelerated methods for tax purposes.

Selling and Marketing Expenses

     Selling and marketing expenses consist primarily of advertising costs which include costs of printed materials, signs, displays, general marketing costs and costs associated with model homes. Advertising costs are expensed as incurred except for capitalized model home costs which are depreciated over periods ranging from ten to forty years. Model homes are carried at the lower of cost less depreciation, or net realizable value.

Income Taxes

     IGC is not subject to U.S. income taxes under current law. Its partners are taxed directly on their share of IGC's income without regard to distributions, and the partners may generally deduct their share of losses. The corporate subsidiaries of IGC are subject to tax at the applicable corporate rates. Furthermore, IGC is subject to Puerto Rico income tax on its Puerto Rico source income and District of Columbia income tax on its District of Columbia source income.

Accounting Change

     On January 1, 1993, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 changes the method of accounting for income taxes under generally accepted accounting principles and requires recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between financial reporting and tax reporting bases of assets and liabilities, and for net operating loss and tax credit carry forwards. As a result of adopting this statement, the Company recognized a cumulative benefit due to the change in accounting principle of $1,500,000 or $.15 per unit as of January 1, 1993.
This benefit is included under the caption "Cumulative Effect of Accounting Change" in the Consolidated Statement of Income for the year ended December 31, 1993.

     In 1991, the Financial Accounting Standards Board issued SFAS No. 107,
"Disclosures about Fair Value of Financial Instruments."   This statement is
effective for financial statements issued for fiscal years ending after December 15, 1992, except for entities with less than $150,000,000 in total assets. For these entities, the effective date is financial statements issued for fiscal years ending after December 15, 1995.

     SFAS No. 107 requires disclosure of the fair value of certain financial instruments, including cash, evidence of ownership interests in other entities and contracts that impose either an obligation to deliver a financial instrument or cash such as loans or notes payable, or a right to receive a financial instrument or cash such as loans or notes receivable. The Company's ownership interests in other entities are accounted for under the equity method of accounting or are consolidated. Investments accounted for under both of these accounting methods are specifically excluded from SFAS No. 107 fair value disclosure requirements. The Company's total assets are less than $150,000,000. Therefore, fair value disclosures by the Company are not required until fiscal years ending after December 15, 1995. The Company intends to adopt SFAS No. 107 by its required effective date and does not expect adoption to have a material affect on its financial statements.

Reclassifications

     Certain amounts presented for 1993 in the Consolidated Balance Sheet and for 1993 and 1992 in the Consolidated Statements of Income and Cash Flows have been reclassified to conform with the 1994 presentation.

(2)  LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from HDA and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992. During 1994, the Company continued to make progress in completing the objectives it set forth in its 1992 restructuring plan. New or amended loan agreements have been executed for all loans which required restructuring. Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and to meet debt service requirements. During 1994, debt curtailments net of debt financings totaled $14,927,000. Scheduled loan curtailments during 1995 include payments of $2,400,000 in May, a $1,000,000 payment in September and payments totaling $2,200,000 in November. These curtailments are expected to be made with proceeds from the sale of commercial and business park land which secures the loans, proceeds from new project financings, or proceeds from the sale of investment properties. In addition to these scheduled curtailments, a loan which had a balance at December 31, 1994 of approximately $6,533,000 that is being curtailed with the proceeds from the sale of residential lots, matures in September of 1995. This loan, if not fully paid, will be significantly reduced prior to its maturity date and it is anticipated that the remaining balance will be extended, although there are no current contractural extensions on the loan. In addition, as a result of the Company's distribution of Equus Units representing a 99% limited partnership interest in Equus to IGC Unitholders in February, 1995, as furthur discussed in
Note 5, the Company will no longer receive cash distributions from HDA. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited and it may become necessary for the Company to negotiate with its lenders to reschedule future payments. In addition, project financing will be necessary to fund the continued development of the land inventory to generate the necessary lot sales to meet the Company's operating obligations. Pending legal proceedings may also adversely affect the Company's liquidity, including the timing and/or terms of any financing.

     In addition to its traditional sources of liquidity, the Company is currently investigating opportunities in the capital markets for longer term debt or possible equity financings.

     A potential source of liquidity in late 1995 includes cash from four projects in Puerto Rico which applied in March of 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects under HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which event the Company will endeavor to retain the right to manage the properties. It is anticipated that the first closings pursuant to LIHPRHA will be accomplished in the fourth quarter of 1995 in which event the Company expects that its share of the cash proceeds will be approximately $9.0 million net of taxes, subject to proposed changes to LIHPRHA. The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995. Management expects that the Clinton Administration will submit a bill to Congress during 1995 which will dramatically impact subsidized housing programs and which could significantly reduce the proceeds available to the Company. If this occurs, management will need to reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under the LIHPRHA program, an alternative exit strategy may be to convert the projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three years. The proceeds of any sales of the projects have been assigned to the FDIC and NationsBank for repayment of debt.

     A LIHPRHA application was filed for a fifth project in Puerto Rico in March 1994. The timetable for completing the LIHPRHA processing is approximately two years. However, if proposed legislation is enacted, management may withdraw the application.

(3)  RESTRUCTURING

     During 1992, in response to the decline in the real estate markets and significant liquidity concerns, IGC developed a comprehensive business plan to restructure its operations. IGC's management performed a detailed review of the profit potential of its homebuilding and land development operations on a project-by-project basis, and decisions were made as to the extent and manner in which IGC should continue to conduct operations in each market. The plan emphasized the generation of cash flow as rapidly as possible and the reduction of expenses. In addition, the Company performed a review of the net realizable value of its non-real estate related assets in light of its liquidity constraints and the financial restructuring undertaken.

     This plan was presented to various financial institutions and new or amended loan agreements have been executed for all loans which required restructuring. The overall plan called for certain concessions from lenders and changes in the business strategy of IGC as follows:

     Financial Institution Concessions - IGC requested deferral of interest, loan fees and principal payments, extension of loan maturity dates, reduction of collateral release prices, new financing and waivers of certain restrictive covenants on substantially all of its loans. IGC has been successful in extending bank debt in accordance with the Company's restructuring plans, with the last loan restructuring completed during the fourth quarter of 1994. During 1994 and 1993, IGC's bank debt (excluding apartment mortgages) was reduced by over $14 million and $23 million, respectively.

     Homebuilding - IGC discontinued expansion in less profitable markets and exited certain other markets. The mix of homes offered by IGC has been adjusted toward lower priced homes, believed by management to possess the strongest sales potential.

     Land Development and Acquisition - IGC reduced land development operations until it disposed of its existing developable inventory and discontinued certain development efforts. Certain land holdings have been offered for sale as undeveloped or semi-developed parcels, shifting the risk of development to third parties.

     Investment in Partnerships - Management has refinanced several apartment properties to enhance current and future cash distributions to IGC.

     Four projects containing 855 apartments owned by one partnership in Puerto Rico were refinanced in December 1993, and three other partnerships owning 696 apartments refinanced their projects in March 1994. These refinancings provided approximately $7.4 million to IGC which was used primarily to reduce debt. In addition, two projects containing 340 apartments owned by two partnerships in the United States were refinanced in February 1993 and one project containing 104 apartments owned by one United States partnership was refinanced in December 1994. IGC received approximately $129,000 as a result of these refinancings. Additionally, future cash flow will increase as the interest rates on the new mortgage notes were reduced from 10.85% to 7.28% and from 10.3% to 6.85%, respectively.

     Five other Puerto Rico projects containing 1,102 apartments are being processed through HUD's LIHPRHA program. As discussed in Note 2, certain proposed legislation to be considered by Congress in 1995 could alter management's decision to sell the projects under this program and require management to pursue alternative exit strategies.

     In December 1993, HDA, a 49% owned partnership that owns the El Comandante Race Track in Puerto Rico, completed a $68 million mortgage note offering, coupled with warrants aggregating the right to purchase a 15% equity interest in HDA. IGC received approximately $13 million as a result of this refinancing, most of which was used to reduce bank debt and other IGC obligations.

     Management Services - IGC continues to offer management services.

     General and Administrative - IGC reduced the number of employees in 1992 and additional staff has been added only when warranted as IGC continues to monitor corporate expenses closely.

     Certain new terms resulting from the loan restructure negotiations require an accelerated sales pace for the disposition of homebuilding and land development assets. Management also evaluated its investments, deferred project costs, notes receivable and non-real estate assets for any potential losses. In 1992, IGC recorded a provision for various net realizable value reductions and restructuring costs as set forth below:

     Reserve for land and homebuilding inventory,
       notes receivable and investment in partnerships        $13,279,000
     Reserves against other assets and expenses
       related to the restructuring                             2,516,000
                                                              -----------
                                                              $15,795,000
                                                              ===========


     During 1993, in response to improving conditions with certain of its real estate assets and reductions in its estimates of expenses related to the restructuring as well as its decision to abandon certain development efforts with respect to its waste technology investment as discussed in Note 6, management reallocated $420,000 of reserves from the land and homebuilding category to the reserve for other assets and expenses related to the restructuring.

     As a part of its ongoing determination of the realizable value of its assets, management continually monitors the need for additional adjustments to the carrying value of its assets. During 1994, the real estate market continued to show signs of improvement. As of December 31, 1994, management has concluded that additional reserves are not required.

(4)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of December 31, 1994, IGC manages and is a general partner in 28 real estate partnerships which own 31 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. The apartment projects are financed by non-recourse mortgages. Of the 6,503 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     During 1991, IGC entered into an agreement with the limited partners of Lancaster Associates L.P., the owner of Lancaster Apartments, to purchase their 99% limited partnership interest over a five-year period, payable in five annual installments of $170,000 which commenced in 1991. In 1993 and 1994, the Company's limited partnership interest in Lancaster Apartments Limited Partnership ("Lancaster") increased by 19.8% each year as a result of this agreement, increasing IGC's ownership interest to 60.4% and 80.2% at December 31, 1993 and 1994, respectively. As a result of this agreement, the accounts of Lancaster are consolidated by IGC as of December 31, 1993 and 1994 and for the years then ended.

     IGC, IBC and the Resolution Trust Corporation ("RTC") as Receiver for Perpetual Savings Bank F.S.B. were general partners in New Forest General Partnership ("New Forest") and Fox Chase General Partnership ("Fox Chase"). New Forest and Fox Chase each own an apartment project in St. Charles,

Maryland. During August, 1993 New Forest and Fox Chase bought the RTC's general partner interest for $200,000. The buy-out was funded by surplus cash in the partnerships and an additional capital contribution from IGC. As a result of this transaction, IGC became a 90% general partner in both New Forest and Fox Chase, and accordingly, the Company's December 31, 1993 consolidated financial statements reflect the operations of Fox Chase and New Forest from August 20, 1993. Prior to these purchases, the Company accounted for these two partnerships using the equity method.

     On December 30, 1994, IGC executed a purchase and sale agreement with IBC which provided for the transfer of 9.9% general partnership interests in New Forest and Fox Chase and 49.9% limited partnership interests in four other partnerships to IGC in satisfaction of $3,722,000 of accounts and notes receivable due from IBC. The partnerships in which IGC received a 49.9% limited partnership interest included Wakefield Terrace Associates Limited Partnership ("Terrace"), Wakefield Third Age Limited Partnership ("Third Age"), Palmer Apartments Limited Partnership ("Palmer") and Headen House Associates Limited Partnership ("Headen"). The amount of IBC receivables satisfied via this transaction was based on the fair market value of the apartment projects as determined by a third party independent appraisal. As a result of this transaction, IGC became a 99.9% general partner in Fox Chase and New Forest and a 49.9% limited partner in Terrace, Third Age, Palmer and Headen. Fox Chase and New Forest continue to be consolidated by IGC. IGC's interests in Terrace, Third Age, Palmer and Headen are accounted for using the equity method at December 31, 1994, since IGC does not control these entities. Because IBC and IGC are under common control, the partnership interests received by IGC were recorded at IBC's basis in the partnerships prior to the transfer which was $626,000. The $1.8 million charge to partner's capital represents the difference between IBC's basis in the partnership interests transferred and IGC's book basis for the receivables from IBC which were satisfied via this transaction of $2,446,000, net of reserves.

     IGC, the 1% general partner, and St. Charles Associates ("SCA"), the 99% limited partner, formed Lakeside Limited Partnership "Lakeside" on December 22, 1994 for the purpose of acquiring 1.23 acres of land and developing and operating a 54 unit retirement rental project. IGC holds a 99% general partnership interest in SCA and IBC holds the 1% limited partnership interest. Lakeside purchased the land for $440,000 from IBC by paying $88,000 in cash and issuing a note for the remaining $352,000. Lakeside has been awarded low income housing tax credits to assist with costs of developing the property. Investors will purchase the tax credits in exchange for SCA's 99% interest. At December 31, 1994, the Company's consolidated financial statements include the assets and liabilities of Lakeside.

     The following table summarizes IGC's investment in residential rental partnerships accounted for using the equity method of accounting:

                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1994           1993
                                                  ------------    -----------
                                                        (In thousands)
Long-term receivables, net of deferred
  income of $3,778 and $4,101
  at December 31, 1994 and 1993,
  respectively                                         $ 3,368        $ 4,255
Other receivables, net of reserves of
  $953 as of December 31, 1993                              --          1,377
Investment in residential rental partnerships            6,608          9,321
                                                       -------        -------
                                                       $ 9,976        $14,953
                                                       =======        =======


     For the years ended December 31, 1994, 1993 and 1992, IGC recognized $4,250,000, $1,668,000 and $1,030,000, respectively, of equity in earnings from these investments. In January and March of 1994, the Company collected approximately $7.4 million of funds from partnerships in Puerto Rico which refinanced seven apartment projects. These receipts represented the collection of long-term receivables and distributions. In addition, the Company recognized the remaining unamortized sponsor and developer fees of $555,000 from the apartment projects that were refinanced.

     The combined condensed statements of income and the combined condensed statements of cash flow for the years ended December 31, 1994, 1993 and 1992, and the combined condensed balance sheets as of December 31, 1994 and 1993 are shown below for the partnerships owning residential rental properties:


                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                         1994 (1)      1993 (1)      1992
                                       ------------  -----------  -----------
                                                   (In thousands)


Revenues                                  $41,066      $44,767      $44,618
                                          -------      -------      -------
Operating expenses
  Depreciation                              6,501        6,637        6,830
  Other                                    33,437       36,677       37,141
                                          -------      -------      -------
                                           39,938       43,314       43,971
                                          -------      -------      -------
Net income                                $ 1,128      $ 1,453      $   647
                                          =======      =======      =======

     (1) The income and expenses of Fox Chase and New Forest after August 20, 1993 and the income and expenses of Lancaster after December 31, 1992 are excluded from these statements. The income and expenses for these partnerships were $2,068,000 and $2,176,000, respectively for these 1993 periods and $4,538,000 and $4,526,000, respectively, for the year ended December 31, 1994. The operations of these partnerships are consolidated in the Company's consolidated statements of income for these periods during the year ended December 31, 1993 and for the year ended December 31, 1994.


                             HOUSING PARTNERSHIPS'
                       COMBINED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S
                                                            DECEMBER 31,
                                                    --------------------------
                                                      1994 (1)       1993 (1)
                                                    ----------      ----------
                                                           (In thousands)

Rental apartments, at cost                           $244,169        $240,554
Accumulated depreciation                              (81,772)        (75,493)
                                                     --------        --------
                                                      162,397         165,061
                                                     --------        --------
Restricted cash and marketable securities:
  Residual receipt accounts                             6,286          18,781
  Replacement reserves and escrows                     10,209          10,320
                                                     --------        --------
    Total restricted cash and marketable securities    16,495          29,101

Cash and certificates of deposit                        4,264          18,862
                                                     --------        --------
    Total cash and marketable securities               20,759          47,963
                                                     --------        --------
Other assets                                            4,284           4,084
                                                     --------        --------
    Total assets                                     $187,440        $217,108
                                                     ========        ========

                       LIABILITIES AND PARTNERS' CAPITAL

                                                            DECEMBER 31,
                                                    --------------------------
                                                     1994 (1)        1993 (1)
                                                    ----------      ----------
                                                           (In thousands)

Non-recourse mortgage notes and accrued interest     $172,561        $185,099
Loans and interest payable to the Company              19,390          19,660
Other liabilities                                       3,633           3,949
                                                     --------        --------
    Total liabilities                                 195,584         208,708
                                                     --------        --------
Partners' capital
  Capital contributions, net of distributions             236          17,908
  Accumulated deficit                                  (8,380)         (9,508)
                                                     --------        --------
    Total partners' capital                            (8,144)          8,400
                                                     --------        --------
    Total liabilities and partners' capital          $187,440        $217,108
                                                     ========        ========

     (1) The assets, liabilities and partners' capital of Lancaster, Fox Chase and New Forest at December 31, 1993 and 1994 are excluded as they are consolidated in the Company's December 31, 1993 and 1994 financial statements. The total assets and liabilities of these entities were $22,641,000 and $22,532,000, respectively, at December 31, 1993 and
          $23,153,000 and $26,180,000, respectively, at December 31, 1994.


                              HOUSING PARTNERSHIPS'
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                          1994 (2)    1993 (1)       1992
                                       ------------  -----------  -----------
                                                   (In thousands)

Revenues                                  $41,066      $44,767      $44,618
                                          -------      -------      -------
Cash expenditures
  Total expenses                           39,938       43,314       43,971
  Less - Depreciation                      (6,501)      (6,637)      (6,830)
         Other non-cash expenses             (470)        (706)        (679)
                                          -------      -------      -------
                                           32,967       35,971       36,462
  Mortgage principal and capital
    additions                               3,696        2,232        2,533
                                          -------      -------      -------
      Total cash expenditures              36,663       38,203       38,995
                                          -------      -------      -------
Cash flow before distributions            $ 4,403      $ 6,564      $ 5,623
                                          =======      =======      =======

     (1) The cash flow activity for Lancaster during the period January 1, 1993 to December 31, 1993 and for Fox Chase and New Forest from August 20, 1993 to December 31, 1993 are excluded from these statements. These activities are reflected on IGC's Consolidated Statement of Cash Flow for the year ended December 31, 1993.

     (2) Excludes the cash flow activity for Lancaster, Fox Chase and New Forest for the year ended December 31, 1994. This activity is reflected in IGC's Consolidated Statement of Cash Flow for the year ended December 31, 1994.


     The FHA, Puerto Rico Housing Finance Corporation ("PRHFC"), State and District of Columbia housing agencies and the partnership agreements require that the accumulation of cash in the partnerships be sufficient to liquidate all current liabilities before distributions to partners are permitted. Most of the partnership agreements provide that IGC, as general partner, receive a zero to 5% interest in profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC, as general partner, generally shares in 50% of cash distributions from operations. During 1994, seven partnerships were released from these restrictions as part of mortgage refinancings.

(5)  INVESTMENT IN REAL ESTATE VENTURES RELATING TO HORSE RACING

     On December 14, 1989, HDA, a subsidiary of IGC, purchased the El Comandante Race Track ("Race Track"), the only licensed thoroughbred horse racing facility in Puerto Rico, and Land Development Associates S.E. ("LDA"), another subsidiary of IGC, purchased 975 acres of land from San Juan Racing Association, Inc. ("SJRA"). Pursuant to a lease agreement, El Comandante Operating Company, Inc. ("ECOC") maintains the Race Track and manages El Comandante's racing operations. Live thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957.

     The purchases of properties from SJRA by HDA and LDA were financed by a $50 million loan to HDA and LDA from Chase Manhattan Bank N.A. (the "Chase Loan") and $21.9 million of loans to HDA and LDA from IGC and Supra in respect to their percentage ownership interests. The Chase Loan proceeds were allocated $42 million to HDA for the purchase of the Race Track and related assets (the "El Comandante Loan") and $8 million to LDA for the purchase of the 975 acres of undeveloped land (the "Land Loan").

     On December 15, 1993, HDA refinanced the El Comandante Loan through a private placement of 68,000 units (the "Private Placement"), each unit consisting of (i) $1,000 principal amount of 11.75% First Mortgage Notes due 2003 (the "Mortgage Notes") and (ii) one warrant (the "Warrants") to purchase one share of the Class A Common Stock ("Class A Stock") of HDA Management Corporation ("HDAMC"). Following approval by the Puerto Rico Racing Board on July 21, 1994, HDA issued additional partnership interests so that HDAMC became the owner of a 15% partnership interest, and could serve as a conduit for payments to warrantholders. As a result, IGC's and IBC's interests in HDA were diluted to 41.65% and 26.35%, respectively. The Warrants, together with HDAMC's Class A Stock, gave the warrantholders an indirect 15% interest in HDA.

     Equus Gaming Company L.P. ("Equus") was formed on September 17, 1993 as a general partnership between IGC and IBC to hold their interests in HDA and to hold all of the stock of Virginia Jockey Club, Inc. ("VJC"). VJC was formed in April of 1993 to apply for licenses from the Commonwealth of Virginia to construct, own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility.

     Through a series of transactions completed in August 1994, Equus was restructured as a limited partnership between IGC and a wholly-owned subsidiary of IGC, Equus Management Company ("EMC"), for the purpose of holding all of IGC's ownership interests in real estate assets employed in thoroughbred racing and related wagering businesses.

     In connection with the August 1994 restructuring of Equus as a limited partnership, HDA's partnership agreement was amended to permit IBC to transfer its entire 26.35% HDA interest in profits and capital to Equus and to permit IGC to transfer a 40.65% profits interest to Equus. A transfer of 50% of the profits and capital interests in HDA within any 12-month period would result in a termination of HDA as a partnership for federal tax purposes. IGC retained a 1% profits interest and 41.65% capital interest in HDA and Equus has replaced IGC as managing partner of HDA. Equus then admitted IGC's wholly-owned subsidiary, EMC, as a partner with a .99% general partnership and .01% limited partnership interest and IBC contributed to IGC its 38.75% interest in Equus. These transactions resulted in IGC and EMC owning the entire partnership interest in Equus and Equus owning 67% of the profits interests and 26.35% of the capital interests in HDA.

     Coincident with the acquisition in August by Equus of interests in HDA, HDA distributed to its partners, excluding HDAMC, approximately $13.3 million of notes receivable from LDA. IGC and IBC received $6.5 million and $4.1 million, respectively, of the notes distributed. IGC recognized the portion which they received as revenue from investments in partnerships and the IBC portion was subsequently contributed to Equus who reflected it as a capital contribution. Equus subsequently transferred its portion of the LDA notes receivable to IGC. The initial notes receivable from LDA to HDA arose from HDA's funding of debt service on the Land Loan, and from loans made by HDA to LDA from the proceeds of the Private Placement. LDA used the funds to pay loans made by IGC and Supra upon LDA's acquisition of land parcels from SJRA.

     A Registration Statement was filed with the Securities and Exchange Commission ("SEC") for the distribution of Equus limited partnership units ("Equus Units") representing a 99% limited partnership interest in Equus on August 12, 1994, and arrangements were made to list Equus Units on NASDAQ. The Registration Statement was declared effective by the SEC on January 10, 1995 and the distribution of the Equus Units ("Distribution") took place on February 6, 1995 when IGC distributed 5,128,372 Equus Units to IGC Unitholders. The Distribution was made on the basis of one Equus Unit for every two IGC Units outstanding on the record date of January 25, 1995.

     IGC, through EMC, will continue to manage Equus following the Distribution. Certain directors and officers of EMC, including EMC's chief executive officer, will continue to serve as officers and directors of IGC's managing general partner, IGMC. IGC and EMC will together retain a 1% general partnership interest in Equus.

     Equus has agreed to make available to IGC, for no consideration, up to 100,000 additional Equus Units for distribution by IGC to the warrant holders and a limited number of employees upon exercise of outstanding IGC Unit options and Unit appreciation rights. The 100,000 additional Equus Units would be issued with "piggyback" registration rights exercisable, at IGC's expense, in the event Equus undertakes a registered offering of its Units within three years following the Distribution.

     For a transitional period following completion of the Distribution, IGC will provide certain administrative services and support to Equus pursuant to a Master Support and Services Agreement (the "Support Agreement"). Equus will reimburse IGC for costs incurred in providing these services. An IGC subsidiary, Interstate General Properties Limited Partnership S.E., will continue to provide management services to HDA pursuant to an existing management agreement.

     Prior to the Distribution, during the first quarter of 1995, IGC agreed to transfer to Equus a 40.65% capital interest in HDA for no additional consideration. The transfer is required to take place on February 7, 1996, unless prior to that date HDA dissolves, liquidates or adopts a plan of liquidation, or sells or enters into a definitive agreement to sell the Race Track. If any of the foregoing occurs before February 7, 1996, IGC's obligation to transfer the capital interest will be cancelled.

     Equus, including its investments in VJC, is consolidated in the Company's financial statements at December 31, 1994 and 1993. As noted above, VJC, a subsidiary of Equus, was formed for the purpose of applying for licenses from the Commonwealth of Virginia to own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility. On October 12, 1994, the Virginia Racing Commission denied VJC's application for such licenses and awarded Virginia licenses to another applicant. VJC filed a notice of appeal with the Circuit Court of the City of Richmond on November 10, 1994 with respect to the decision of the Virginia Racing Commission. However, at the present time, the final outcome of the appeal is uncertain. As a result of the Racing Commission's unfavorable decision in 1994, the Company wrote off $1.8 million of deferred project costs associated with VJC's application.

     The Company's financial statements reflect the equity method of accounting for its investment in HDA. This method was utilized throughout 1994 because HDAMC had the right to approve any sale or disposition of HDA's assets in excess of $500,000, the incurrence of any debt in excess of $1.0 million and certain other operating decisions. As a result, Equus and correspondingly, the Company did not have control of HDA and did not consolidate the accounts of HDA. During 1994, HDA had net income of $4,073,000, however, no equity in earnings of HDA was recorded by IGC. Because HDA is a limited liability partnership, IBC and IGC did not record equity in losses of HDA in excess of their investment in HDA. HDA had an accumulated deficit at the time of their capital contributions to Equus in August of 1994. As a result, the Company could not recognize equity in earnings of HDA until the accumulated deficit was eliminated by future earnings. IGC did, however, recognize as earnings from investments in gaming properties $763,000 of cash distributions from HDA and $6.5 million from LDA notes receivable distributed to IGC by HDA.

     In 1993, HDA had income of $2,622,000 before a prepayment penalty on a mortgage note and write-off of deferred financing costs of $7,157,000 for a net loss of $4,535,000. HDA made cash distributions of $2,000,000 to the Company in 1993. Earnings from investment in gaming properties in the accompanying consolidated statements of income for 1993 includes equity in earnings of HDA and is comprised of (1) the Company's $2.2 million share of earnings before the prepayment penalty, (2) the Company's share of the prepayment penalty of $.6 million which reduced the Company's investment in HDA to zero, (3) a cash distribution of $800,000 received after the investment in HDA had been reduced to zero and (4) by previous cash distributions of $1,200,000.

     HDA's condensed statements of income (loss) for the periods ended December 31, 1994, 1993 and 1992 and the condensed balance sheets as of December 31, 1994 and 1993 are as follows:

                                      HDA
                     CONDENSED STATEMENT OF INCOME (LOSS)
                                  (Unaudited)


                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1994         1993        1992
                                       ------------  -----------  -----------
                                                   (In thousands)
Revenues
  Rental income                           $14,774      $12,258      $ 9,954
  Equity in earnings (losses) of ECOC          --          135         (356)
  Interest income                             786          440          297
                                          -------      -------      -------
                                           15,560       12,833        9,895
                                          -------      -------      -------
Expenses
  General and administrative                  453          795          574
  Depreciation and amortization             1,581        3,618        2,313
  Interest                                  8,616        5,669        5,648
  Other expenses                              836           --           --
                                          -------      -------      -------
    Total expenses                         11,486       10,082        8,535
                                          -------      -------      -------
Net income before provision
  for income tax                            4,074        2,751        1,360

Provision for income tax                        1          129          303
                                          -------      -------      -------
Income before extraordinary item            4,073        2,622        1,057

Extraordinary item - prepayment
  penalty on mortgage note and write-
  off of deferred financing costs              --       (7,157)          --
                                          -------      -------      -------
Net income (loss)                           4,073      $(4,535)     $ 1,057
                                          =======      =======      =======

                                      HDA
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1994           1993
                                                  ------------    -----------
                                                         (In thousands)
Assets
  Cash                                                 $ 2,455        $ 1,886
  Leased property, less accumulated
    depreciation of $7,717 and $6,157 at
    December 31, 1994 and 1993, respectively            41,800         42,267
  Receivables from LDA                                      --         12,690
  Other assets                                           7,487          4,308
                                                       -------        -------
                                                       $51,742        $61,151
                                                       =======        =======
Liabilities and partners' deficit
  Accounts payable and accrued liabilities             $ 1,881        $   669
  Debt-third parties                                    66,094         65,960
  Partners' deficit                                    (16,233)        (5,478)
                                                       -------        -------
                                                       $51,742        $61,151
                                                       =======        =======


     ECOC leases the race track facilities from HDA under a 15 year lease which expires December 14, 2004. The terms of the lease agreement require ECOC to pay annual rent equal to the greater of 25% of the race track commissions ("Basic Rent") or $7,500,000 with annual adjustments based on any increase in the Consumer Price Index from the 1989 level ("Minimum Basic Rent"). ECOC is also responsible for payment of all insurance, taxes and other costs to operate and to maintain the race track, and HDA is responsible for capital improvements, if any, up to certain specified limits. In December 1993, the Lease Agreement was amended to modify the rent and provide certain other covenants. Under the revised terms, ECOC is obligated to pay additional fixed rent ("Fixed Rent") of $150,000 in 1994, $400,000 annually in 1995 through 1998 and $1.3 million in 1999.

     On August 1, 1994, ECOC, which was a 29.4% owned non-consolidated affiliate of IGC, was reorganized as a non-stock corporation. As a result, IGC's ownership interest in ECOC was terminated. Because ECOC was an unconsolidated affiliate of IGC, the transaction had no financial statement impact to the Company.

(6)  INTERSTATE WASTE TECHNOLOGIES, INC.

     IGC formed a wholly-owned corporation, Interstate Waste Technologies, Inc. ("IWT"), to pursue contracts with municipalities regarding waste treatment facilities. IWT's first project (in the pre-development stage) was a sludge reduction facility in Carteret, New Jersey for the Passaic Valley Sewerage Commissioners ("PVSC"). IWT located a site and entered into a contract with the Borough of Carteret to serve, for a fee, as a host community. However, on December 30, 1991, the Borough Council passed a resolution rescinding the Carteret Mayor's authority to enter into the agreement. IWT commenced legal action seeking a declaratory judgment that the contract is valid and enforceable. In February 1993, the contract was ruled valid and enforceable. In May 1994, IWT accepted a cash settlement of $750,000 from the Borough of Carteret and its insurers which was recorded as a recovery of deferred costs. The attempt to invalidate the contract and the lawsuit has required IWT to discontinue its plans to develop the Carteret project.

     IWT responded to a Request for Proposals from Bridgeport, Connecticut for a regional sludge management facility to dispose of the city's sludge as well as sludge from other communities. In February 1994, IWT was notified that it was identified by the city as the preferred vendor for the regional sludge management facility. In June 1994, IWT and the city executed a host community agreement. The agreement affirms the willingness of Bridgeport to allow the sludge management facility to be built in the city. Before construction can begin on the facility, IWT must acquire long-term sludge disposal service agreements with sludge generators in the New Jersey-New York-New England service region of the facility. Negotiation of a sludge disposal service agreement with the city's wastewater authority is pending the acquisition of other sludge disposal contracts for the facility. IWT holds an option on the site described in the host community agreement.

     Three individuals representing IWT have filed for patent protection for a process which converts sludge into three useful and saleable products: methanol, sulfur and an aggregate material. An amended patent application was filed in February 1995 in response to additional information requests from the U.S. Patent Office. The issuance of such patents is currently pending and there is no assurance that patents for such process will be issued. IWT utilized the methanol production process for the conversion of sludge in its Statement of Qualifications response to a public Request for Qualifications issued by PVSC. Accordingly, original plans for incineration facilities at various sites have been abandoned in favor of this new process.

     In September 1994, PVSC issued a Request for Proposals to IWT and several other companies. IWT submitted its proposal in January 1995, which was based on preparing the sludge at a site in Newark, New Jersey and converting the prepared sludge to methanol at the facility in Bridgeport. IWT holds a long term lease option on the site in Newark.

     IWT has abandoned its development efforts for contracts with certain other municipalities as well as the incineration technology, and provided a reserve as part of the restructuring provision in 1992 of approximately $1,000,000 for deferred costs related to these efforts. During 1993, as a result of the legal action discussed above and its decision to abandon another site, IGC reserved an additional amount of approximately $1,000,000 against the investment. At December 31, 1994 and 1993, deferred costs regarding waste technology, net of reserves, were $1,798,000 and $1,863,000, respectively.

(7)  FEES FROM SALE OF CABLE TELEVISION SYSTEM

     IGC was the general and a limited partner in a partnership that owned a cable television system serving Charles County, Maryland. The assets of this partnership were sold on January 6, 1988. IGC earned fees of $345,000, $508,000 and $456,000 during the years ended December 31, 1994, 1993 and 1992, respectively. An additional $2.3 million of fees is expected to be paid to IGC over the next five years. These fees are generally earned as collected and are comprised of the following:

          Consulting services for a period of five years, 1988 through 1993, at $250,000 per year with no remaining balance at December 31, 1993. Services for this fee included rendering advice and consultation regarding operations and marketing.

          Non-compete fees for a period of 10 years at $115,000 per year with a remaining balance at December 31, 1994 of $345,000.

          Construction management fees and payment for easements in St. Charles, Maryland of $3,660,000 based on payments of $732 per dwelling unit for the first 5,000 dwelling units where cable is placed, and limited to a 12-year period that began January 6, 1988. The remaining expected balance at December 31, 1994 was $1,958,000.

These fees are pledged as security for a loan with Citibank.

(8)  DEBT

     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC at December 31, 1994 and 1993:

                                            Stated   Outstanding Balance at:
                              Maturity     Interest  December 31, December 31,
Description by Lender           Date         Rate        1994         1993
- -------------------------  --------------  --------  ------------ ------------
                                    (In thousands)
Non-recourse debt:
  Purchase money
    mortgage (5)           (15)             9%           $    --      $   670
  Community Development
    Administration (11)    12-29-24         6.85%          4,438        4,055
  Community Development
    Administration (9)     10-01-27         9.575%         6,390        6,417
  Community Development
    Administration (9)     10-01-28         9.875%        11,943       11,985
  Supra & Co. (13)         None             Prime          1,514        2,092
                                            + 2.5%
  Supra & Co. (13)         08-02-09         Prime          2,372           --
                                            + 1.5% (3)
  Supra & Co. (13)         08-02-09         None   (3)       382           --
                                                         -------      -------
      Total non-recourse                                  27,039       25,219
                                                         -------      -------
Recourse debt:
  Banco Popular de P.R.    Paid 1-94        (1)               --        5,420
    (5,7,12)
  Branch Banking &         Paid 3-94        Prime             --           56
    Trust (8)                               + 1.75%
  Citibank (10)            Demand           (2)            1,559        1,857
  NationsBank (5,7,12,16)  05-31-95         Prime            608        1,353
                                            + 1.5%
  NationsBank (5,7,12,16)  05-31-95         Prime          5,146        6,013
                                            + 1.5%
  NationsBank (5,7,12,16)  05-01-95         Prime          7,719        7,774
                                            + 1%
  Purchase money           Various from     9%-12%         2,081        2,362
    mortgages (5)          09-24-95 to
                           04-01-98
  Washington Savings (5,6) 12-27-95         8%             1,153          656
  1st National             Paid 6-94        Prime             --          150
    St. Mary's (6)                          + 1.5%
  Signet Bank (6,12)       09-01-95         Prime          6,533       11,508
                                            + 2%
  Wachovia Bank & Trust    11-30-95         Prime            337          347
    (5,7)                                   + .5%
  FDIC (5,7,12)            09-30-96         Prime          8,995       10,993
                                            + 1%
  1st National Bank of     12-29-97         Prime            460           --
    St. Mary's (6)                          + 1.5%
  1st National Bank of     09-21-95         9%               120           --
    St. Mary's (6)

                                            Stated
                              Maturity     Interest  December 31, December 31,
Description by Lender           Date         Rate        1994         1993
- -------------------------  --------------  --------  ------------ ------------

  Banco Central
    Hispano (5)            12-31-97         (4)            5,175        6,400
  Wachovia Bank & Trust    Various from     7-1/2%            91           95
    (7)                    04-26-00 to
                           10-25-00
  Various (5,7,8,14)       Various from     Various        1,011          758
                           03-27-95 to
                           02-28-98
                                                         -------      -------
      Total recourse                                      40,988       55,742
                                                         -------      -------
      Total debt                                         $68,027      $80,961
                                                         =======      =======

Balance Sheet Classification
- ----------------------------

Mortgages and notes payable - Recourse debt              $   370      $   428
Related to community development -
  Recourse debt                                           36,661       50,137
  Non-recourse debt                                        4,268        2,762
Related to homebuilding projects - Recourse debt           2,398        3,320
Related to investment properties -
  Recourse debt                                            1,559        1,857
  Non-recourse debt                                       22,771       22,457
                                                         -------      -------
      Total debt                                         $68,027      $80,961
                                                         =======      =======

 (1) Interest rate is 936 rate plus 3% which was 6.321% at December 31, 1993. The Banco Popular de Puerto Rico loan was repaid in January 1994.

 (2) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 6.70% and 5.15% at December 31, 1994 and 1993, respectively.

 (3) On August 2, 1994, HDA distributed a receivable from LDA to Supra & Co. which included principal and accrued interest. The accrued interest was distributed as a non-interest bearing note. The interest bearing note has an interest rate of prime plus 1.5% with a floor of 6% and a ceiling of 9%. At December 31, 1994 the interest rate was 9.0%.

 (4) Interest rate is 936 rate plus 3%, with minimum of 6% and maximum of 9%. The rate at December 31, 1994 and 1993 was 8.57% and 6.55%, respectively.

 (5)  These facilities are collateralized by land and improvements.

 (6)  These facilities are collateralized by land and housing.

 (7)  These facilities are collateralized by receivables.

 (8)  These facilities are collateralized by land and building.

 (9)  These facilities are FHA mortgages on apartment projects.

(10)  This loan is collateralized by a letter of credit.

(11) This facility is a mortgage on an apartment project insured by the Maryland Housing Fund.

(12)  These facilities are collateralized by investments in partnerships.

(13)  This entity is a minority partner in LDA.

(14)  These facilities are collateralized by vehicles.

(15) The property securing this debt was transferred to the lender in December, 1994 in satisfaction of the outstanding loan balance.

(16)  These facilities are cross-collateralized and cross-defaulted.


Information regarding short-term borrowings is summarized as follows:

                                            1994         1993        1992
                                       ------------  -----------  -----------
                                                   (In thousands)
Principal outstanding
  At year end                             $25,659      $39,347      $36,316
  Weighted average during the year        $26,092      $35,338      $31,962
  Maximum during the year                 $50,062      $53,840      $54,145
Interest
  Weighted average rate at year end          9.63%        7.20%        6.97%
  Weighted average rate during the year      8.66%        7.12%        7.42%


Debt matures as follows based upon renewal or expiration date:

                                                           December 31,
                                                               1994
                                                          --------------
                                                          (In thousands)
     Year of maturity:
       1995                                                    $25,659
       1996                                                      9,260
       1997                                                      2,745
       1998                                                      3,807
       1999 and thereafter                                      26,556
                                                               -------
                                                               $68,027
                                                               =======

(9)  COMMITMENTS AND CONTINGENCIES

     IGC is guarantor of letters of credit of $4,569,000, on behalf of Chastleton (see Note 10), and $3,044,000 for completion guarantees regarding land and homebuilding development. The letters of credit related to Chastleton serve as collateral for public and private borrowing arrangements undertaken by the respective investment property partnerships. Likewise, the letters of credit related to the land development and homebuilding operations serve as collateral for IGC's performance guarantee and support borrowing arrangements.

     In addition to the letters of credit, IGC shares the general partner interests in two investment property partnerships with IBC which are currently experiencing negative cash flow. Under the terms of the partnership agree-ments, IBC is the primary obligor for funding operating advances. However, should IBC fail to fulfill its funding obligations, IGC is obligated as a general partner to provide financial support. This obligation involves varying degrees of financial exposure in excess of amounts recognized in the consolidated financial statements.

     The National Association of Home Builders has issued a warning that certain fire-retardant treated plywood commonly used in the roof construction of multi-family homes may contain a product defect causing accelerated deterioration of the plywood. Since 1991, the homeowners association of three projects that IGC had built notified IGC of roof problems that they suspected were related to such fire-retardant plywood. IGC has completed the replacement of roofs at one project of 60 units and at another project of 203 units. IGC is currently working with the third homeowners association to determine the nature and extent of their roofing problem. At this time, the extent of IGC's share of the cost for these projects is estimated to be approximately $50,000. Also, management has notified the supplier of the plywood to determine the type of treatment used. Furthermore, IGC is reviewing its records and inspecting the plywood that had been used in the construction of other IGC projects to determine the nature of the plywood treatment and the extent of such use. At this time, the extent of additional loss is considered to be minimal. IGC believes that if the plywood used in any of its projects had been defectively treated, then the liability for repair or replacement rests primarily with the insurance company, manufacturer or the provider of the chemical treatment and others involved in the manufacturing process.

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. A representative of the U.S. Attorney has advised the Company that the investigation is expected to be completed during the second quarter of 1995 at which time the U.S. Attorney will determine whether to charge the Company with a violation of the Clean Water Act or other laws. Management believes the Company has complied with applicable laws and regulations governing wetlands practices, and therefore intends to defend vigorously if charged by the U.S. Attorney with any violation relating to wetlands practices. Nonetheless, the Company is not presently in a position to determine whether it will be charged with a violation of any laws, or if charged, what the outcome will be.

(10) RELATED PARTY TRANSACTIONS

     James J. Wilson, Chief Executive Officer of the Company has an ownership interest in various entities to which IGC provides management services. These entities and their relationships to IGC are as follows:

                                     IBC or Affiliate           IGC
                                   --------------------  --------------------
                                            Limited               Limited
                                            and Limited           and Limited
                                   General  Liability    General  Liability
                                   Partner  Partner      Partner  Partner
                                   -------  -----------  -------  -----------

Chastleton                          .99%          --       .01%         --
Coachman's Land
  ("Coachman's")                   1.00%         49%      1.00%        49%
Santa Maria Associates,
  S.E. ("Santa Maria")               --          99%         --         1%
El Monte Properties, S.E.
  ("El Monte")                       --          99%         --         1%
Rolling Hills Associates,
  Limited Partnership
  ("Rolling Hills")                1.00%         49%         --         --
Village Lake Associates
  Limited Partnership
  ("Village Lake")                  .99%          --         --         --
Capital Park Associates
  ("Capital Park")                  (a)
Smallwood Village Associates,
  Limited Partnership ("SVA")      1.00%         51%         --         --
Smallwood Village Office
  Building Associates Limited
  Partnership ("SVOBA")           25.00%          --         --         --
IBC, General Partner of IGC       25.00%          --         --         --


     (a) An affiliate of IBC holds notes receivable that are secured by the existing general partners' interest in the partnership.

     Transactions between the above entities and IGC are described in the following tables. The maximum aggregate outstanding balance due from these entities at any one time during 1994 and 1993, excluding the SVA receivable described in (h) below, was $2,636,000 and $2,806,000, respectively.


                          REVENUE FOR THE YEAR ENDED DECEMBER 31, 1994
                                        (In thousands)
                     -------------------------------------------------------
                                Income Earned
                     -----------------------------------
                     Management Developer
                        Fees     Fees (a) Interest Total Reserved Collected
                     ---------- --------- -------- ----- -------- ----------

Chastleton (b),(d)      $ 75      $--      $ --    $ 75   $ (67)    $  8
Coachman's (b)            24       --        20      44     (44)      --
Santa Maria               60       --        --      60      --       60
El Monte                  99       --        --      99      --       99
Rolling Hills (c)        101       --        --     101     (53)      48
Village Lake (b)          18       --        --      18      68       86
Capital Park             282       --        --     282      --      282
SVA                       55       --       154     209      --      209
SVOBA                     10       --        --      10      --       10
IBC                       28       --        26      54      --       54
                        ----      ---      ----    ----   -----     ----
                        $752      $--      $200    $952   $ (96)    $856
                        ====      ===      ====    ====   =====     ====



                              RECEIVABLES AT DECEMBER 31, 1994
                                       (In thousands)
                --------------------------------------------------------------
                           Outstanding Balance
                ---------------------------------------------
                                 Working
                Manage-          Capital Land/
                ment   Developer Loans   Asset                          Book
                Fees    Fees (a)  (f)    Sales Interest Total Reserved Balance
                ------ --------- ------- ----- -------- ----- -------- -------

Chastleton (i)  $277     $--     $ 30    $ --    $ --  $  307 $ (277)   $ 30
Coachman's (g)    93      --      211      --     160     464   (315)    149
Santa Maria        4      --       --      --      --       4     --       4
El Monte          13      --       --      --      --      13     --      13
Rolling Hills    352      --        3      --      --     355   (352)      3
Village Lake      26      --        1      --      --      27    (26)      1
Capital Park      18      --        7      --      --      25     --      25
SVA (h)            3      --       --      --      --       3     (3)     --
SVOBA              1      --       --      --      --       1     --       1
IBC (e,j,k)        2      --       --     302      --     304     --     304
                ----     ---     ----    ----    ----  ------  -----    ----
                $789     $--     $252    $302    $160  $1,503  $(973)   $530
                ====     ===     ====    ====    ====  ======  =====    ====

                          REVENUE FOR THE YEAR ENDED DECEMBER 31, 1993
                                        (In thousands)
                     -------------------------------------------------------
                                Income Earned
                     -----------------------------------
                     Management Developer
                        Fees     Fees (a) Interest Total Reserved Collected
                     ---------- --------- -------- ----- -------- ----------

Chastleton (b),(d)      $ 70     $ --      $ --  $   70  $ (60)     $ 10
Coachman's (b)            22       --       141     163   (163)       --
Santa Maria               54       35        --      89     --        89
El Monte                  93      102        --     195     --       195
Rolling Hills (c)         90       --        --      90    (90)       --
Village Lake (b)           8       64        --      72    (64)        8
Capital Park             238       --        --     238     --       238
SVA                       54       --       154     208   (158)       50
SVOBA                     10       --        --      10     --        10
IBC                       28       --        63      91    (27)       64
                        ----     ----      ----  ------  -----      ----
                        $667     $201      $358  $1,226  $(562)     $664
                        ====     ====      ====  ======  =====      ====



                              RECEIVABLES AT DECEMBER 31, 1993
                                       (In thousands)
                --------------------------------------------------------------
                           Outstanding Balance
                ---------------------------------------------
                                 Working
                Manage-          Capital Land/
                ment   Developer Loans   Asset
                Fees    Fees (a)  (f)    Sales Interest Total Reserved Balance
                ------ --------- ------- ----- -------- ----- -------- -------

Chastleton (i)  $211     $--   $  100   $  --    $ --  $  311  $ (214) $   97
Coachman's (g)    69      --      207      --     141     417    (272)    145
Santa Maria        5      --       --     ---      --       5      --       5
El Monte          35      --       --      --      --      35      --      35
Rolling Hills    299      --        2      --      --     301    (299)      2
Village Lake       8      86        1      --      --      95     (94)      1
Capital Park      21      --       10      --      --      31      (2)     29
SVA (h)            5      --    3,769      --     467   4,241  (2,409)  1,832
SVOBA              1      --       --      --      --       1      --       1
IBC (d,e,j,k)     17      --        2   1,140     317   1,476    (317)  1,159
                ----     ---   ------  ------    ----  ------ -------  ------
                $671     $86   $4,091  $1,140    $925  $6,913 $(3,607) $3,306
                ====     ===   ======  ======    ====  ====== =======  ======

                          REVENUE FOR THE YEAR ENDED DECEMBER 31, 1992
                                        (In thousands)
                     -------------------------------------------------------
                                Income Earned
                     -----------------------------------
                     Management Developer
                        Fees    Fees (a)  Interest Total Reserved Collected
                     ---------- --------- -------- ----- -------- ----------

Chastleton (b),(d)      $ 64     $ --      $ --  $   64  $ 106      $170
Coachman's (b)            45       --        --      45    (45)       --
Santa Maria               47       80        --     127     --       127
El Monte                  72       61        --     133     --       133
Rolling Hills (c)        149       --        --     149   (149)       --
Village Lake (b)          --       88        --      88    (22)       66
Capital Park             210       --        --     210     --       210
SVA                       52       --       154     206   (154)       52
SVOBA                     10       --        --      10     --        10
IBC                       29       --        92     121    (41)       80
                        ----     ----      ----  ------  -----      ----
                        $678    $ 229      $246  $1,153  $(305)     $848
                        ====     ====      ====  ======  =====      ====

(a)  Includes developer and refinancing fees.
(b) The management fee was reduced from 5% to 2.5% until the project has positive cash flow.
(c) The management fee was reduced from 4.5% to 2.5% until the project has positive operating cash flow.
(d) Management agreed that it would defer all management fees until Chastleton had sufficient cash flow to fund operations and to subordinate 50% of its management fee until IBC has recovered its operating advances.
(e) During 1990, IBC purchased IGC's general partner interest in and notes receivable from Chastleton. The unpaid portion of this purchase was satisfied on December 30, 1994 as described below.
(f) Working capital loans include operating advances and reimbursements due for common expenses.
(g) IBC has the funding obligation for operating deficits. IGC equally shares the general and limited partnership interest with IBC, since IGC funded these deficits.
(h) During 1990, in satisfaction of outstanding advances of $1.7 million due IGC from IBC, IBC transferred to IGC a $3.8 million note receivable due from SVA. This note was purchased back from IBC on December 30, 1994, as described below.
(i) IBC has the funding obligation for operating deficits. IGC, also a general partner, funded $69,000 of 1993 cash deficits.
(j) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.
(k) During 1989, IBC purchased 5.01 acres of commercial land. IGC accepted a note receivable for 80% of the $1,092,000 purchase price. The note is collateralized by IBC's ownership interest in Santa Maria and Village Lake. On December 23, 1994, Lakeside, a wholly owned subsidiary of the Company purchasd the remaining 1.23 acres of this land from IBC for the development of elderly rental units, for its appraised value of $440,000. Lakeside paid $88,000 to IBC and issued a note payable for the remaining $352,000. The note is payable upon the earlier of final closing of permanent financing of the rental project or December 31, 1996. IBC will use the note proceeds to repay the Company the $302,000 balance of the original note.

     On December 30, 1994, IGC executed a purchase and sale agreement with IBC which provided for the transfer of 9.9% general partnership interests in New Forest and Fox Chase and 49.9% limited partnership interests in four other partnerships to IGC in satisfaction of $3,722,000 of accounts and notes receivable due from IBC. The partnerships in which IGC received a 49.9% limited partnership interest included Wakefield Terrace Associates Limited Partnership ("Terrace"), Wakefield Third Age Limited Partnership ("Third Age"), Palmer Apartments Limited Partnership ("Palmer") and Headen House Associates Limited Partnership ("Headen"). IBC retained a 0.1% interest in Fox Chase and New Forest and a 1.1% interest in Terrace, Third Age, Palmer and Headen. The amount of IBC receivables satisfied via this transaction was based on the fair market value of the apartment projects as determined by a third party independent appraisal. As a result of this transaction, IGC became a 99.9% general partner in Fox Chase and New Forest and a 49.9% limited partner in Terrace, Third Age, Palmer and Headen. Fox Chase and New Forest continue to be consolidated by IGC. IGC's interests in Terrace, Third Age, Palmer and Headen are accounted for using the equity method at December 31, 1994, since IGC does not control these entities. Because IBC and IGC are under common control, the partnership interests received by IGC were recorded at IBC's basis in the partnerships prior to the transfer. The $1.8 million charge to partner's capital represents the difference between IBC's basis in the partnership interests transferred and IGC's book basis for the receivables from IBC which were satisfied via this transaction.

     IGC provides management services to HDA pursuant to a management agreement which has a term of 15 years ending in December 2004. The management agreement was amended in December 1993 upon closing of an HDA refinancing to reduce the management fee to an annual fee of $250,000, adjusted annually beginning in 1994 by the percentage increase in the Consumer Price Index ("CPI"). Prior to such amendment, IGC received a management fee equal to 5% of the HDA's rental income. The HDA management fees earned in 1994, 1993 and 1992 were $257,000, $593,000 and $498,000, respectively. Pursuant to an agreement with HDA's previous lender, collection of 50% of the fees earned from March 1992 was deferred. Unpaid fees of $499,000 at December 15, 1993 were paid to IGC from the proceeds of the HDA refinancing discussed in Note 5.

     Pursuant to a consulting agreement effective December 15, 1993, ECOC has retained as executive management three racing consultants employed by IGC.
ECOC reimburses all of IGC's payroll, bonus, fringe benefits and out-of-pocket expenses associated with the employment of the consultants, and reimburses IGC for other personnel who from time to time provide services to ECOC. Such reimbursements are subject to certain limitations on increases in reimbursable costs during the term of the consulting agreement. ECOC uses certain land owned by LDA for a sanitary landfill in connection with its operation of the El Comandante Race Track. LDA has authorized this use, but has reserved the right to terminate such use if it conflicts with future development by LDA.

     James J. Wilson, as a general partner of IGP, is entitled to priority distributions made by each housing partnership in which IGP is the general partner. If IGP receives a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson receives the entire distribution. If IGP receives a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson receives the first 1% of such total.

     IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $228,000, $206,000 and $187,000 in 1994, 1993 and
1992, respectively. All leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's principal executive offices are located. A total of 23,400 square feet of office space is leased by IGC and affiliates at approximately $282,000 per year (subject to adjustment for inflation). The lease expires in the year 2001. In 1994, 1993 and 1992, IGC's annual rentals from its share of the leases are approximately $180,000, $181,000 and $193,000, respectively.

     American Family Homes, Inc., a wholly owned subsidiary of IGC, leases from IBC, 3,000 square feet of commercial space which is used for one of its sales centers. The lease term of six months expired February 1, 1995 and is in the process of being extended. Rent expense associated with this lease totaled $13,000 during 1994.

     In 1994, 1993 and 1992, IGC paid or accrued $76,000, $94,000 and $104,000, respectively, to reimburse the managing general partner for director's meeting fees and expenses. At December 31, 1994 and 1993, $66,000 and $72,000, respectively, of directors fees were accrued and unpaid.

     In March of 1995, IGC executed an agreement for the sale of a commercial parcel located in the Parque Escorial project in Puerto Rico to an entity controlled by Jorge Colon Nevares, a director of the Company's managing general partner, for use in its operations. The terms of the agreement provided for a purchase price of $3,453,000, of which $693,000 is payable in cash and the remainder by an interest bearing note, collateralized by the land parcel. The terms of the note provide for interest to commence at the earlier of infrastructure completion or December 15, 1995, at a fixed rate of prime plus 1% at the closing date. Payments of principal and interest of $27,000 are due monthly commencing May 1, 1995 with the balance of the note payable at maturity on April 1, 1998.

(11) PROFIT SHARING AND RETIREMENT PLANS

     IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, the union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan and U.S. Social Security Plan for eligible employees were equal to 11.65% of basic salaries and wages for 1994, 1993 and 1992 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries which exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $150,000, $236,000 and $229,000, for 1994, 1993 and 1992, respectively, were excluded from the calculation of contributions. Payments are also made to the Retirement Plan from IGC contributions to a profit sharing plan, as described below, and from voluntary contributions by employees.

     In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 1994, 1993 or 1992.

(12) UNIT OPTIONS, WARRANTS AND APPRECIATION RIGHTS

     IGC maintains Unit option plans for Directors (the "Directors Plan") and employees (the "Employees Plan"). The Directors Plan is for directors of the Managing General Partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees Plan is for employees of IGC, including employees who are Directors of any general partner of IGC or of any affiliate of IGC. Activity during 1994 and 1993 is summarized below:
                                                              Directors
                                                       ----------------------
                                                       Plan          Plan
                                                       Exercise      Exercise
                                                       Price $9      Price $4
                                                       --------      --------

Options outstanding, December 31, 1992                  30,000         15,000
     Awarded (1)                                            --         30,000
     Cancelled (1)                                     (30,000)            --
                                                       -------       --------

Options outstanding, December 31, 1993                      --         45,000
     Awarded                                                --             --
     Exercised                                              --        (15,000)
     Cancelled                                              --             --
                                                       -------       --------

Options outstanding, December 31, 1994                      --         30,000
                                                       =======       ========

                                                             Employees
                                                       ----------------------
                                                       Plan          Plan
                                                       Exercise      Exercise
                                                       Price $9      Price $4
                                                       --------      --------

Options outstanding, December 31, 1992                  97,800         40,000
     Awarded (1)                                            --        147,800
     Cancelled (1)                                     (97,800)        (1,750)
     Exercised                                              --         (2,500)
                                                       -------       --------

Options outstanding, December 31, 1993                      --        183,550
     Awarded                                                --             --
     Exercised                                              --       (117,700)
     Cancelled                                              --           (800)
                                                       -------       --------

Options outstanding, December 31, 1994                      --         65,050
                                                       =======       ========

     (1) In 1992, the Board of Directors of IGMC approved a change in the exercise price of $9 to $4 for both the Employees and Directors Plan.

          IGC subsequently cancelled the original $9 options and reissued the
          options at $4 effective January 1, 1993.   The reissued options were
          exercisable in various increments beginning from July 1, 1993 to September 1, 1994.

     As of December 31, 1994, the dates that options become exercisable and the expiration dates are as follows:
                                                         Directors Options
                                                     --------------------------
                                                      Expiring        Expiring
                                                      12-1-97          2-1-00
                                                     ----------      ----------
Exercisable:
  As of December 31, 1994                              15,000          15,000
                                                       ======          ======


                                                  Employees Options
                                       ----------------------------------------
                                        Expiring       Expiring       Expiring
                                         1-1-99         8-1-01         1-1-03
                                       ----------     ----------     ----------
Exercisable:
  As of December 31, 1994                19,050             --             --
  January 1, 1995                            --             --         10,000
  February 1, 1995                           --          8,000             --
  January 1, 1996                            --             --         10,000
  March 1, 1996                              --          8,000             --
  January 1, 1997                            --             --         10,000
                                         ------         ------         ------
                                         19,050         16,000         30,000
                                         ======         ======         ======


     In 1993, warrants to purchase 100,000 limited partnership Units were issued to an investment banking firm in connection with a "highly confident letter" relating to proposed VJC financing. The warrants had an exercise price of $5.30 per warrant and expire on September 30, 2003. The warrants were valued at $75,000 and their costs are a component of the deferred costs of VJC. (See additional discussion of costs associated with VJC in Note 5.) Subsequent to the Equus Distribution, the exercise price of the warrants was reduced to $3.60. Additionally, the warrant holders were granted 50,000 limited partnership purchase warrants for Equus Units with an exercise price of $1.70.

     During 1994 and early 1995, IGC adopted amendments to the Directors' and Employees' Plans which provided for the issuance of Unit Appreciation Rights to directors and employees of the Company. Under the terms of the amended plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive upon exercise, an amount payable in cash, Class A Units of the Company, other property or some combination thereof, as determined by a committee of the Directors of the Managing General Partner, which excludes directors who are eligible to participate in that particular plan (the "Committee"). The amount received upon exercise is determined based on the excess of the "Current Market Price" at the date of exercise, as such term is defined in the plan, over the base price specified in the individual rights agreements.

     During 1994, 363,800 Unit Appreciation Rights were awarded to employees of the Company. Compensation expense recognized by the Company in connection with such awards totalled approximately $264,000. No Unit Appreciation Rights were exercised or cancelled during 1994. No Unit Appreciation Rights have been issued in connection with the Director's Unit Incentive Plan.

     As of December 31, 1994, the dates that Unit Appreciation Rights become exercisable and their expiration dates are as follows:

                                              Rights Expiring
                             ------------------------------------------------
                             March 1,    May 15,    September 1,  October 18,
Units Exercisable at:          2004       2004          2004         2004
- ---------------------        --------    -------    ------------  -----------

  December 31, 1994                                                   7,000
  March 1, 1995               20,000
  May 15, 1995                            29,760
  September 1, 1995                                     8,000
  October 18, 1995                                                    7,000
  March 1, 1996               20,000
  May 15, 1996                            29,760
  September 1, 1996                                     8,000
  October 18, 1996                                                    7,000
  March 1, 1997               20,000
  May 15, 1997                            29,760
  September 1, 1997                                     8,000
  October 18, 1997                                                    7,000
  March 1, 1998               20,000
  May 15, 1998                            29,760
  September 1, 1998                                     8,000
  October 18, 1998                                                    7,000
  March 1, 1999               20,000
  May 15, 1999                            29,760
  September 1, 1999                                     8,000
  March 1, 2000               20,000
  March 1, 2001               20,000
                             -------     -------      -------       -------
                             140,000     148,800       40,000        35,000
                             =======     =======      =======       =======

     As of December 31, 1994, 185,000 IGC Units are reserved for issuance under the Director's Plan and 1,082,300 Units are reserved for issuance under the Employees' Plan.

     As a result of the Company's distribution of its 99% interest in Equus Gaming Company L.P. to the Company's Unitholders, as further discussed in Note 5, the exercise price of options outstanding under the Directors and Employees Plans which were exercisable, but not exercised, prior to January 22, 1995 were reduced from $4.00 to $2.49. Such reduction was calculated based on the percentage decrease between the average closing price of the Company's Units as reported by the American Stock Exchange for the twenty trading days immediately preceding the ex-dividend date of February 7, 1995, and the twenty trading days immediately following the distribution date of February 6, 1995. The exercise price of options that were not exercisable until after January 22, 1995 was not adjusted. However, upon exercise, the holders of such options will receive one Equus Unit for every two Units of the Company. The Equus Units so issued will not be registered under the federal securities laws and thus not be freely tradeable until three years following issuance. However, the Equus Units will be issued with certain "piggy-back" registration rights, pursuant to which Equus may be obligated to register the Equus units under the federal securities laws within three years from the Distribution date.

     Holders of Unit Appreciation Rights under the Employees' Plan were also affected by the Equus distribution. Holders who exercise their rights on or after January 20, 1995 will receive for each right, an amount equal to the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Unit Appreciation Right. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning five trading days before the exercise date and ending on the 14th day after the exercise date. This amount will be paid in cash, in Units of the Company, in Equus Units, in other property or in any combination thereof, as determined by the Committee. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to such date, the Company's market price still reflected the value of the Company's interest in Equus.

(13) INCOME TAXES

     As a U.S. Company doing business in Puerto Rico, IGC is subject to Puerto Rico income tax on its Puerto Rico based income. The taxes reflected below are a result of that liability. As discussed in Note 1, the Company adopted SFAS No. 109 as of January 1, 1993, and the cumulative effect of this change is reported in the Consolidated Statement of Income for the year ended December 31, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

     The provision for income taxes amounted to 34.6%, 10.4% and 3.3% of the income after minority interest and before taxes for the years ended December 31, 1994, 1993 and 1992, respectively. The primary reason for the differences between these rates and the statutory federal income tax rate is due to partnership income not being taxable at the entity level, noted as follows:

                                               December 31,
                            -------------------------------------------------
                                 1994              1993             1992
                            ---------------   --------------   --------------
                                     (In thousands, except amounts in %)

                                      % of             % of             % of
                            Amount   Income   Amount  Income   Amount  Income
                            ------   ------   ------  ------   ------  ------
Provision (benefit) for
  income taxes at the
  statutory Federal
  income tax rate           $3,553   35.0%   $2,226   35.0%  $(4,922)  (34.0%)
Reduction of (benefits)
  provisions for
  partnership income
  not taxable to Company    (1,110) (10.9%)  (1,756) (27.6%)   5,735    39.6%
Net change in deferred
  income tax liabilities     1,486   14.6%      275    4.3%       --      --
Other items                   (418)  (4.1%)     (80)  (1.3%)    (342)   (2.3%)
                            -------  -----   ------  ------   -------   -----
                            $3,511   34.6%   $  665   10.4%   $  471     3.3%
                            =======  =====   ======  ======   =======   =====

The provision for income taxes consists of the following:


                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1994         1993        1992
                                       ------------  -----------  -----------
                                                   (In thousands)

Currently payable
  United States                            $   --         $ --         $ --
  Puerto Rico                               2,025          390            2
Deferred                                    1,486          275          469
                                           ------         ----         ----
                                           $3,511         $665         $471
                                           ======         ====         ====



The components of deferred taxes payable include the following:


                                                          AT DECEMBER 31,
                                                     ------------------------
                                                         1994        1993
                                                     -----------  -----------
                                                           (In thousands)

Tax on amortization of deferred
  income related to long-term
  receivables from partnerships
  operating in Puerto Rico                              $  531       $  942
Tax on equity in earnings of
  partnerships operating in
  Puerto Rico                                            1,342        1,989
Carryforward of Puerto Rico losses                          --       (1,941)
Changes in tax rates and other items                       602           (1)
                                                        ------       ------
                                                        $2,475       $  989
                                                        ======       ======

The reconciliation between book income and taxable loss (excluding built-in gain allocable to Predecessors) is as follows:

                                               December 31,
                            -------------------------------------------------
                                 1994              1993             1992
                            ---------------   --------------   --------------
                                 (In thousands, except per unit amounts)

                                      Per              Per              Per
                            Total     Unit    Total    Unit    Total    Unit
                            ------   ------   ------  ------   ------  ------

Net income (loss)
  per books                $ 6,641     .66    $7,194    $.71 $(14,947) $(1.47)
Cumulative effect of
  change in accounting
  principle                     --      --    (1,500)   (.15)      --      --
Built-in gain allocable
  to Predecessors:
    Current                 (1,747)   (.17)     (301)   (.03)    (252)   (.03)
    Deferred                  (323)   (.03)     (900)   (.09)    (309)   (.03)
Difference in income or
  losses from subsidiary
  partnerships              (9,828)   (.97)   (5,427)   (.53)  (1,630)   (.16)
Losses from corporation
  subsidiaries not
  deductible by the
  partnership                2,221     .22     1,418     .14    1,631     .16
Capitalization of general
  and administrative
  expenses under the
  Uniform Capitalization
  Rules                         18      --        49      --      162     .02
Deferred income
  recognized currently
  for tax purposes             417     .04     1,057     .10    1,442     .14
Difference in cost of sales
  due to interest related to
  the acquisition of land,
  deducted for tax purposes  1,663     .16    (1,347)   (.13)  (1,445)   (.14)
Deferred income taxes        1,486     .15       275     .03      469     .04
Losses from restructuring   (1,691)   (.17)   (1,409)   (.14)  11,527    1.14
Other book to tax
  reconciling items, none
  of which is individually
  significant                 (606)   (.06)     (607)   (.06)     128     .01
                           --------  ------  -------   -----  --------  -----
Net taxable loss per
  partnership federal
  return                   $(1,749)   (.17)  $(1,498)   (.15) $(3,224)  $(.32)
                           ========  ======  =======   =====  ========  =====

     Deferred income taxes reflect the "temporary differences" between amounts of assets and liabilities for financial reporting purposes as determined in accordance with SFAS No. 109 and such amounts as measured by tax laws. In determining the impact of SFAS No. 109, which was adopted by the Company during 1993, certain carry-forwards related to Puerto Rico operations were benefitted as there are no existing uncertainties associated with their realization. The benefit of implementing SFAS No. 109 has been reported as a $1.5 million cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Income for the year ended December 31, 1993. During the year ended December 31, 1994, the Company realized the benefit of those carryforward losses.

     On December 22, 1987, the Omnibus Budget Reconciliation Act of 1987 ("the 1987 Act") was signed into law. It contained several provisions relating to the tax treatment of publicly traded partnerships. Among other things, the 1987 Act provides that publicly traded partnerships will be taxed as corporations unless at least 90% of their gross income is derived from qualifying "passive-type" sources. Income qualifying for this purpose includes interest, dividends, real property income and gains from the sale of real property. IGC, as an existing partnership publicly traded as of December 17, 1987, has been grandfathered for a 10-year transition period. As such, IGC will not be taxed as a corporation until 1998 even if it does not meet the qualifying gross income test, unless a substantial new line of business is added. IGC expects to be able to comply with the qualifying income test. Proposed regulations define a new line of business as substantial if the partnership derives more than 15% of its gross income from that line of business or if more than 15% (by value) of the partnership's total assets are used in that line of business. Management believes that its acquisitions subsequent to the 1987 Act do not constitute new lines of business. Furthermore, it is management's intention not to enter into any new lines of business that may impair IGC's tax status as a partnership.

(14) QUARTERLY SUMMARY (UNAUDITED)

     IGC's quarterly results are summarized as follows:

                                         Year Ended December 31, 1994
                                ----------------------------------------------
                                  1st       2nd       3rd      4th   Total for
                                Quarter   Quarter   Quarter  Quarter   Year
                                -------   -------   -------  ------- ---------

Revenues                        $12,569   $22,631   $16,687  $11,539  $63,426
Income before taxes
  and minority interest           3,135     4,165     3,208      360   10,868
Net income (loss)                 2,093     1,672     3,065     (189)   6,641
Per Unit:
  Net income (loss)                 .21       .16       .30     (.02)     .66

                                         Year Ended December 31, 1993
                                ----------------------------------------------
                                  1st       2nd       3rd      4th   Total for
                                Quarter   Quarter   Quarter  Quarter   Year
                                -------   -------   -------  ------- ---------

Revenues                        $ 9,827   $13,744   $13,723  $11,475  $48,769
Income before taxes
  and minority interest           1,113     1,743     2,213    1,411    6,480
Net income before cumulative
  effect of accounting change       819     1,499     1,811    1,564    5,693
Net income                        2,319     1,499     1,811    1,564    7,193
Per Unit:
  Net income before cumulative
    effect of accounting change     .08       .15       .18      .15      .56
  Net income                        .23       .15       .18      .15      .71



(15) SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Depreciation and amortization expense of intangible assets, pre-operating costs and similar deferrals totalled $321,000, $358,000 and $413,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


                 INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Bannister Apartments             3,808           410         4,581        404
Garden Apartments
St. Charles, MD

Palmer Apartments                4,367           483         5,368        338
Garden Apartments
St. Charles, MD

Brookmont Apartments             2,412           256         2,933        164
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments     1,385           156         2,457         --
Garden Shared Housing
St. Charles, MD

Headen Apartments                4,945           225         5,147        895
Garden Apartments
St. Charles, MD

Huntington Apartments            7,821           350         8,295      1,476
Garden Apartments
St. Charles, MD

Crossland Apartments             2,245           350         2,708        218
Garden Apartments
St. Charles, MD

Terrace Apartments               5,171           497         6,232        452
Garden Apartments
St. Charles, MD

Lancaster Apartments             4,438           485         4,293        362
Garden Apartments
St. Charles, MD

Fox Chase Apartments             6,390           745         7,014         43
Garden Apartments
St. Charles, MD

New Forest Apartments           11,943         1,229        12,102        216
Garden Apartments
St. Charles, MD

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


           INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Coachman's Landing Apt.          5,935           572         6,421        (99)
Garden Apartments
St. Charles, MD

Chastleton Apartments           22,232         2,630        23,624      1,346
High Rise Apartments
Washington, D.C.

Essex Village Apts.             16,505         2,667        21,342        555
Garden Apartments
Richmond, VA

Alturas Del Senorial             3,362           345         4,186         68
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens                  9,736         1,153        12,065         31
Highrise/Garden Apts.
Bayamon, PR

De Diego                         6,667           601         6,719        162
Highrise Apts.
Rio Piedras, PR

Monserrate II                   11,436           731        11,183        120
Highrise Apts.
Carolina, PR

Santa Juana                      7,416           509         6,756         79
Highrise Apts.
Caguas, PR

Torre De Las Cumbres             5,824           466         5,960         91
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan              8,677           900        10,754         74
Highrise Apts.
Carolina, PR

Jardines De Caparra              5,208           546         5,724        983
Garden Apartments
Bayamon, PR

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


           INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Las Lomas                        1,888           344         2,726        267
Highrise Apts.
Guaynabo, PR

Monacillos Park                  4,516           473         5,738        893
Highrise Apts.
Guaynabo, PR

Monserrate I                     3,218           543        10,445         85
Highrise Apts.
Carolina, PR

Monte De Oro                     1,401           562         5,225        762
Highrise Apts.
Rio Piedras, PR

New Center                       1,421           589         5,732        204
Highrise Apts.
San Juan, PR

Piedras Americas                 4,199           550         5,501        472
Highrise Apts.
San Juan, PR

Rio Piedras                      4,378           571         4,825      1,144
Highrise Apts.
San Juan, PR

San Anton                        3,122           313         3,537        616
Highrise Apts.
Carolina, PR

Valle Del Sol                   11,201           992        14,038         69
Highrise Apts.
Bayamon, PR

Vistas Del Turabo                2,095           354         2,509        430
Highrise Apts.
Caguas, PR

Office Condo                       213             0           284          0
East Whitiland Township
Pennsylvania

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


           INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Greensboro, NC                       0            77             0          0
Model Park 2 Models

Charleston, SC                       0            68             0          0
Land

Fredericksburg, VA                  80           158            95          5
Model Park 1 Model
                           -----------    ----------   ----------- ----------
Total Properties               195,655        21,900       236,519     12,925
                           ===========    ==========   =========== ==========

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


             TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Bannister Apartments              410         4,985        5,395        2,461
Garden Apartments
St. Charles, MD

Palmer Apartments                 483         5,706        6,189        2,369
Garden Apartments
St. Charles, MD

Brookmont Apartments              256         3,097        3,353        1,353
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments      156         2,457        2,613            5
Garden Shared Housing
St. Charles, MD

Headen Apartments                 225         6,042        6,267        2,160
Garden Apartments
St. Charles, MD

Huntington Apartments             350         9,771       10,121        3,507
Garden Apartments
St. Charles, MD

Crossland Apartments              350         2,926        3,276        1,397
Garden Apartments
St. Charles, MD

Terrace Apartments                497         6,684        7,181        2,864
Garden Apartments
St. Charles, MD

Lancaster Apartments              485         4,655        5,140        1,331
Garden Apartments
St. Charles, MD

Fox Chase Apartments              745         7,057        7,802        1,389
Garden Apartments
St. Charles, MD

New Forest Apartments           1,229        12,318       13,547        2,025
Garden Apartments
St. Charles, MD

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


       TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Coachman's Landing Apt.           572         6,322        6,894          863
Garden Apartments
St. Charles, MD

Chastleton Apartments           2,630        24,970       27,600        5,517
High Rise Apartments
Washington, D.C.

Essex Village Apts.             2,667        21,897       24,564        7,759
Garden Apartments
Richmond, VA

Alturas Del Senorial              345         4,254        4,599        1,628
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens                 1,153        12,096       13,249        4,119
Highrise/Garden Apts.
Bayamon, PR

De Diego                          601         6,881        7,482        2,569
Highrise Apts.
Rio Piedras, PR

Monserrate II                     731        11,303       12,034        4,235
Highrise Apts.
Carolina, PR

Santa Juana                       509         6,835        7,344        2,569
Highrise Apts.
Caguas, PR

Torre De Las Cumbres              466         6,051        6,517        2,304
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan               900        10,828       11,728        3,784
Highrise Apts.
Carolina, PR

Jardines De Caparra               546         6,707        7,253        2,509
Garden Apartments
Bayamon, PR

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


       TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Las Lomas                         344         2,993        3,337        1,608
Highrise Apts.
Guaynabo, PR

Monacillos Park                   473         6,631        7,104        3,462
Highrise Apts.
Guaynabo, PR

Monserrate I                      543        10,530       11,073        4,164
Highrise Apts.
Carolina, PR

Monte De Oro                      562         5,987        6,549        2,593
Highrise Apts.
Rio Piedras, PR

New Center                        589         5,936        6,525        2,547
Highrise Apts.
San Juan, PR

Piedras Americas                  550         5,973        6,523        3,260
Highrise Apts.
San Juan, PR

Rio Piedras                       571         5,969        6,540        3,288
Highrise Apts.
San Juan, PR

San Anton                         313         4,153        4,466        1,818
Highrise Apts.
Carolina, PR

Valle Del Sol                     992        14,107       15,099        4,172
Highrise Apts.
Bayamon, PR

Vistas Del Turabo                 354         2,939        3,293          888
Highrise Apts.
Caguas, PR

Office Condo                        0           284          284           41
East Whitiland Township
Pennsylvania

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


       TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Greensboro, NC                     77             0           77            0
Model Park 2 Models

Charleston, SC                     68             0           68            0
Land

Fredericksburg, VA                158           100          258           14
Model Park 1 Model
                           ----------   -----------  -----------   ----------
Total Properties               21,900       249,444      271,344       86,572
                           ==========   ===========  ===========   ==========




     NOTE TO TOTAL CAPITALIZED COSTS:

          THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES
          FOR U.S. AND P.R. PROPERTIES IS                             235,150

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


              DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES



                                         Date
                                      Constructed
    Description                       or Acquired           Depreciable Life
- --------------------                  -----------          ------------------

Bannister Apartments                   11/30/76              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Palmer Apartments                       3/31/80              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Brookmont Apartments                    5/18/79              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Brookside Gardens Apartments           11/10/94              Bldg - 40 Yrs
Garden Shared Housing                 Constructed          Bldg Equip - 7 Yrs
St. Charles, MD

Headen Apartments                      10/30/80              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Huntington Apartments                   10/7/80              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Crossland Apartments                    1/13/78              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Terrace Apartments                      11/1/79              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Lancaster Apartments                   12/31/85              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Fox Chase Apartments                    3/31/87              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 7 Yrs
St. Charles, MD

New Forest Apartments                   6/28/88              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 7 Yrs
St. Charles, MD

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


        DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                         Date
                                      Constructed
    Description                       or Acquired         Depreciable Life
- --------------------                  -----------       ---------------------

Coachman's Landing Apt.                  9/5/89              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 7 Yrs
St. Charles, MD

Chastleton Apartments                   11/7/86             Bldg - 40 Yrs
High Rise Apartments                  Constructed       Bldg Equip - 5/10 Yrs
Washington, D.C.

Essex Village Apts.                     1/31/82              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
Richmond, VA

Alturas Del Senorial                   11/17/79              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Rio Piedras, PR

Bayamon Gardens                          7/6/81              Bldg - 40 Yrs
Highrise/Garden Apts.                 Constructed          Bldg Equip - 5 Yrs
Bayamon, PR

De Diego                                3/20/80              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Rio Piedras, PR

Monserrate II                           1/30/80              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Carolina, PR

Santa Juana                              2/8/80              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Caguas, PR

Torre De Las Cumbres                    12/6/79              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Rio Piedras, PR

Colinas De San Juan                     3/20/81              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Carolina, PR

Jardines De Caparra                      4/1/80              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
Bayamon, PR

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


        DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                         Date
                                      Constructed
    Description                       or Acquired           Depreciable Life
- --------------------                  -----------          ------------------

Las Lomas                                4/5/74              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Guaynabo, PR

Monacillos Park                          8/1/74              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Guaynabo, PR

Monserrate I                             5/1/79              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Carolina, PR

Monte De Oro                            12/1/77              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Rio Piedras, PR

New Center                              3/15/78              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
San Juan, PR

Piedras Americas                         8/1/73              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
San Juan, PR

Rio Piedras                              9/1/72              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
San Juan, PR

San Anton                              12/10/74              Bldg - 40 Yrs
Highrise Apts.                         Acquired            Bldg Equip - 5 Yrs
Carolina, PR

Valle Del Sol                           3/15/83              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Bayamon, PR

Vistas Del Turabo                      12/30/83              Bldg - 40 Yrs
Highrise Apts.                         Acquired            Bldg Equip - 5 Yrs
Caguas, PR

Office Condo                            5/14/90                 31.5 Yrs
East Whitiland Township                 Acquired
Pennsylvania

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


        DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                         Date
                                      Constructed
    Description                       or Acquired         Depreciable Life
- --------------------                  -----------       ---------------------

Greensboro, NC                          2/23/90            Bldg 5 - 40 Yrs
Model Park 2 Models                     Acquired

Charleston, SC                          2/23/90                N/A
Land                                   Acquired

Greenville, SC                          2/23/90            Bldg 5 - 40 Yrs
Model Park 2 Models                    Acquired

Fredericksburg, VA                      2/23/90            Bldg 5 - 40 Yrs
Model Park 1 Model                     Acquired

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994
                                (In thousands)



Real Estate at December 31, 1993                                      267,328




Additions for 1994:
          Improvements                                                  4,239
          Other (Refinancing Costs)                                       339
                                                                  -----------
Total Additions                                                         4,578
                                                                  -----------




Deductions for 1994:
          Dispositions (Sold)                                             354
          Other                                                           208
                                                                  -----------
Total Deductions                                                          562
                                                                  -----------



Real Estate at December 31, 1994                                      271,344
                                                                  ===========

                        INTERSTATE GENERAL COMPANY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994
                                (In thousands)



Accumulated depreciation at December 31, 1993                          79,661




Additions for 1994:
          Depreciation expense                                          7,158






Deductions for 1994:
          Dispositions (Accumulated depreciation
            on assets sold)                                              (247)
                                                                  -----------





Accumulated depreciation at December 31, 1994                          86,572
                                                                  ===========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Housing Development Associates S.E.:


We have audited the accompanying consolidated balance sheets of Housing Development Associates S.E. (a Puerto Rico partnership) (the Partnership) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income (loss), changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Housing Development Associates S.E. and subsidiaries as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






Arthur Andersen LLP
San Juan, Puerto Rico,
January 30, 1995
(except for Note 10 as to which the date is March 8, 1995).

                      HOUSING DEVELOPMENT ASSOCIATES S.E.

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)




                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1994         1993        1992
                                       ------------  -----------  -----------

REVENUES:
  Rental income from El Comandante
    Race Track                          $14,774,318  $12,258,494  $ 9,954,274
  Interest income                           785,412      439,973      296,587
  Equity in earnings (losses) of
    El Comandante Operating
    Company ("ECOC")                             --      134,729     (355,823)
                                        -----------  -----------  -----------
    Total revenues                       15,559,730   12,833,196    9,895,038
                                        -----------  -----------  -----------

EXPENSES:
  Financial                               8,615,744    5,668,952    5,647,627
  Depreciation                            1,580,693    1,897,556    1,761,868
  General and administrative                196,640      202,010       76,481
  Management fees                           256,872      592,630      497,714
  S & E Network Inc. and Galapagos,
    S.A., net of minority interest          276,486           --           --
  Deferred costs write-off                       --           --      551,030
  Distribution of Equus Gaming
    Company L.P. units                      559,018           --           --
  Loss from reorganization of ECOC               --    1,720,345           --
                                        -----------  -----------  -----------
                                         11,485,453   10,081,493    8,534,720
                                        -----------  -----------  -----------

INCOME BEFORE PROVISION (CREDIT) FOR
  INCOME TAX AND EXTRAORDINARY ITEM       4,074,277    2,751,703    1,360,318

PROVISION (CREDIT) FOR INCOME TAX:
  Current                                       777           --      381,414
  Deferred                                               128,567      (78,280)
                                        -----------  -----------  -----------

INCOME BEFORE EXTRAORDINARY ITEM          4,073,500    2,623,136    1,057,184

EXTRAORDINARY ITEM:
  Prepayment penalty on mortgage
  note and write-off of deferred
  financing costs                                --    7,157,474           --
                                        -----------  -----------  -----------
NET INCOME (LOSS)                       $ 4,073,500  ($4,534,338) $ 1,057,184
                                        ===========  ===========  ===========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      HOUSING DEVELOPMENT ASSOCIATES S.E.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS




                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1994           1993
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS                          $ 2,455,154    $ 1,886,076

ASSETS RELATED TO RACE TRACKS:
  Property and equipment-
    Land                                             6,393,858    $ 6,393,858
    Building and improvements                       42,590,903     41,691,167
    Equipment                                          532,444        339,155
                                                   -----------    -----------
                                                    49,517,205     48,424,180
    Less accumulated depreciation                   (7,716,947)    (6,156,692)
                                                   -----------    -----------
                                                    41,800,258     42,267,488

  Deferred costs-
    Financing                                        4,583,671      4,095,663
    Organizational and other                           250,820        199,693
  Other                                                 63,224         12,844
                                                   -----------    -----------
                                                    46,697,973     46,575,688
                                                   -----------    -----------

ASSETS RELATED TO TV STATIONS:
  TV Licenses                                        1,061,290             --
  Property and equipment                               937,466             --
  Deferred costs                                       568,430             --
  Other                                                 22,119             --
                                                   -----------    -----------
                                                     2,589,305             --
                                                   -----------    -----------

RECEIVABLE FROM LAND DEVELOPMENT
ASSOCIATES S.E. ("LDA"):
  Loans                                                     --     11,859,722
  Interest                                                  --        829,883
                                                   -----------    -----------
                                                            --     12,689,605
                                                   -----------    -----------
                                                   $51,742,432    $61,151,369
                                                   ===========    ===========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      HOUSING DEVELOPMENT ASSOCIATES S.E.

                          CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND PARTNERS' DEFICIT




                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1994           1993
                                                  ------------   ------------

LIABILITIES RELATED TO RACE TRACKS:
  First Mortgage Notes-
    Principal, net of bond discount of
      $1,905,651 and $2,040,000, respectively      $66,094,349    $65,960,000
    Accrued interest                                   332,918        332,918
  Accounts payables and accrued liabilities            458,008        336,901
                                                   -----------    -----------
                                                    66,885,275     66,629,819
                                                   -----------    -----------

LIABILITIES RELATED TO TV STATIONS:
  Obligations under TV Agreements                      921,730             --
  Accounts payable and accrued liabilities             167,945             --
                                                   -----------    -----------
                                                     1,089,675             --
                                                   -----------    -----------

PARTNERS' DEFICIT:
  Capital contributions                              1,913,800      1,913,800
  Accumulated deficit                                 (818,750)    (4,892,250)
  Distributions to partners                        (17,327,568)    (2,500,000)
                                                   -----------    -----------
                                                   (16,232,518)    (5,478,450)
                                                   -----------    -----------
                                                   $51,742,432    $61,151,369
                                                   ===========    ===========













                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      HOUSING DEVELOPMENT ASSOCIATES S.E.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

       For each of the three years in the period ended December 31, 1994



                             Capital     Accumulated  Distributions
                           Contributions   Deficit     To Partners    Total
                           ------------- -----------  ------------- ----------


BALANCES,
December 31, 1991           $    1,000 ($1,415,096)  $        --   ($1,414,096)

  Net income for the year           --   1,057,184            --     1,057,184
                            ---------- -----------   -----------   -----------
BALANCES,
December 31, 1992                1,000    (357,912)           --      (356,912)

  Net loss for the year             --  (4,534,338)           --    (4,534,338)
  Capital contribution       1,912,800          --            --     1,912,800
  Cash distributions
    to partners                     --          --    (2,500,000)   (2,500,000)
                            ---------- -----------   -----------   -----------
BALANCES,
December 31, 1993           $1,913,800 ($4,892,250)  ($2,500,000)  ($5,478,450)

  Net income for the year           --   4,073,500            --     4,073,500
  Distributions to partners-
    Receivables from LDA            --          --   (13,318,008)  (13,318,008)
    Cash                            --          --    (1,509,560)   (1,509,560)
                            ----------  ----------  ------------  ------------
BALANCES,
December 31, 1994           $1,913,800   ($818,750) ($17,327,568) ($16,232,518)
                            ==========  ==========  ============  ============


















                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      HOUSING DEVELOPMENT ASSOCIATES S.E.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1994         1993        1992
                                       ------------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $ 4,073,500  ($4,534,338)  $1,057,184
                                        -----------   ----------  -----------
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities--
      Extraordinary item                         --    7,157,474           --
      Loss from reorganization of ECOC           --    1,720,345           --
      Depreciation                        1,580,693    1,897,556    1,761,868
      Amortization and deferred
        costs write-off                     636,100      192,155      824,890
      Equity in (earnings) losses
        of ECOC                                  --     (134,729)     355,823
      Deferred tax provision (credit)            --      128,567      (78,280)
      (Increase) decrease in assets--
        Rent receivable from ECOC                --      277,947     (493,845)
        Interest receivable from
          Land Development Associates S.E. (628,403)    (397,328)    (289,555)
        Other                               (72,499)     (11,811)      (1,033)
      Increase (decrease) in liabilities--
        Accrued interest--First
          Mortgage notes                         --      (40,248)     (13,927)
        Accrued interest--partners' loans        --   (1,194,710)    (985,905)
        Accounts payable and
          accrued liabilities               539,052     (585,679)     492,938
                                         ----------   ----------   ----------
          Total adjustments               2,054,943    9,009,539    1,572,974
                                         ----------   ----------   ----------
  Net cash provided by
    operating activities                  6,128,443    4,475,201    2,630,158
                                         ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to Land Development
    Associates S.E.                              --   (8,930,484)  (1,324,655)
  Capital expenditures, including
    TV licenses                          (2,316,961)    (136,401)     (54,589)
  Insurance proceeds received               117,830       48,170           --
  Retirements from (deposits into)
    Liquid Assets Reserve, net                   --      610,000     (610,000)
  Contributions to ECOC                    (250,000)    (800,000)          --
                                         ----------   ----------   ----------
  Net cash used in investing activities  (2,449,131)  (9,208,715)  (1,989,244)
                                         ----------   ----------   ----------

                      HOUSING DEVELOPMENT ASSOCIATES S.E.

                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1994         1993        1992
                                       ------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from offering of First
    Mortgage Notes                               --   65,960,000           --
  Payment of Mortgage Note                       --  (40,057,096)    (738,439)
  Prepayment penalty on mortgage note            --   (6,386,000)          --
  Loans from partners                            --           --      125,000
  Payment of partners' loans                     --   (8,719,833)          --
  Payment of obligations under TV
    agreements                              (18,357)          --           --
  Increase in deferred costs             (1,582,317)  (4,112,800)    (105,319)
  Capital contributions                          --    1,912,800           --
  Distributions to partners              (1,509,560)  (2,500,000)          --
                                         ----------   ----------   ----------
  Net cash provided by (used in)
    financing activities                 (3,110,234)   6,097,071     (718,758)
                                         ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      569,078    1,363,557      (77,844)

CASH AND CASH EQUIVALENTS,
  beginning of year                       1,886,076      522,519      600,363
                                         ----------   ----------   ----------
CASH AND CASH EQUIVALENTS,
  end of year                            $2,455,154   $1,886,076   $  522,519
                                         ==========   ==========   ==========

SUPPLEMENTAL INFORMATION:
  Interest paid                          $7,990,000   $6,498,802   $6,226,876
  Income tax paid                                --   $  341,851   $       --
NON-CASH TRANSACTIONS:
  Contributions to ECOC--
    Equipment, at book value                     --   $  651,585   $       --
    Forgiveness of rent receivable               --   $1,921,491   $       --
  Distribution of the LDA Receivable    $13,318,008           --           --
  Acquisition of assets under
    TV Agreements                       $   940,087           --           --









                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      HOUSING DEVELOPMENT ASSOCIATES S.E.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  GENERAL:

     On February 14, 1989, Housing Development Associates S.E. (the "Partnership") was formed as a Puerto Rico partnership to acquire the El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico offering pari-mutuel wagering. It was originally 80% owned by Interstate General Properties Limited Partnership S.E. ("IGP"), a wholly owned subsidiary of Interstate General Company L.P. ("IGC"), and 20% by Supra & Company S.E. ("Supra"), a partnership unaffiliated with IGC. In 1991, IGP sold a 31% interest in the Partnership to Interstate Business Corporation ("IBC"), one of the general partners of IGC, thereby reducing IGP's interest to 49%.

     Simultaneously with the closing of the Private Offering (as defined below in this Note 1 under "El Comandante Capital Corp., HDAMC and Private Offering") on December 15, 1993, the Partnership admitted a fourth partner, HDA Management Corporation ("HDAMC"), a Delaware corporation, to serve as an additional managing partner. HDAMC acquired a 1% interest in the Partnership, contributed by IGP, thereby reducing IGP's interest to 48%. IGP owns all of the outstanding Class B common stock of HDAMC.

     Following the approval of the Puerto Rico Racing Board (the "Racing Board") on July 21, 1994, (the "Racing Board Approval"), the Partnership issued additional partnership interests so that HDAMC became the owner of a 15% interest in the Partnership, thereby reducing the interest of IGP, IBC and Supra in the Partnership to 41.65%, 26.35% and 17%, respectively.

     On August 1, 1994, IBC transferred and IGC caused IGP to transfer partnership interests in the Partnership to Equus Gaming Company L.P. ("Equus"), as capital contributions. IBC transferred its entire interest in the Partnership's capital and profits, whereas IGP transferred all but 1% of its interest in the Partnership's profits but no portion of its interest in the Partnership's capital. As a result, as of December 31, 1994 the Partnership's capital was owned 41.65%, 15%, 17% and 26.35% by IGP, HDAMC, Supra and Equus, respectively, and the Partnership's profits were shared 1%, 15%, 17% and 67% by IGP, HDAMC, Supra and Equus, respectively (see Note 10). Equus also became one of the managing partners of the Partnership.

     Acquisition of El Comandante

     On December 14, 1989, the Partnership and Land Development Associates S.E. ("LDA"), an affiliate, purchased substantially all of the Puerto Rico assets of San Juan Racing Association, Inc. ("SJRA") for approximately $68 million, including acquisition costs of approximately $900,000. The purchase was financed by a $42 million loan to the Partnership (the "El Comandante Loan") and an $8 million loan to LDA (the "Land Loan") from The Chase Manhattan Bank N.A. ("Chase"). The additional funds required for the acquisition were provided by the original partners of the Partnership as loans in accordance with their percentage partnership interests: 80% by IGP and 20% by Supra. The El Comandante Loan and the partners' loans were paid in December 1993 from proceeds of the Private Offering (as described below).

     The Partnership acquired El Comandante, consisting of approximately
257 acres of land and the buildings, structures and ancillary facilities situated thereon in Canovanas, Puerto Rico. The total purchase price was assigned to the tangible assets acquired by the Partnership and LDA based on their relative fair market values. The purchase price apportioned to the assets acquired by the Partnership amounted to approximately $48 million. LDA acquired 957 acres of undeveloped land for the remaining $20 million of total purchase price.

     Lease with ECOC and the Operating License

     The Partnership leases El Comandante to El Comandante Operating Company ("ECOC") under a lease agreement (the "El Comandante Lease") for a term of 15 years ending December 14, 2004 (see Note 5). ECOC was reorganized on August 1, 1994 as a Puerto Rico nonstock corporation named El Comandante Operating Company, Inc. (also referred to as "ECOC" or "New ECOC"). (See Note 6).

     On December 15, 1989, the Racing Board granted a license to ECOC to operate El Comandante, which will expire on December 14, 2004 (the "Operating License"). The Operating License provided ECOC with: (1) the exclusive right to operate a race track in the area of Puerto Rico known as the San Juan Region, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration; (2) the exclusive right to conduct all types of authorized betting, both at El Comandante and off-track, anywhere in Puerto Rico, based on races held at El Comandante; and (3) the right to hold a minimum of 180 day or night race days per year. The Operating License requires payment by ECOC of an annual license fee, currently $250,000.

     El Comandante Capital Corp., HDAMC and Private Offering

     El Comandante Capital Corp. ("ECCC") was incorporated on October 27, 1993, under the laws of Delaware as a wholly owned subsidiary of the Partnership. ECCC was organized solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership. On December 15, 1993, ECCC and the Partnership, together with HDAMC, completed the sale (the "Private Offering") of 68,000 units, each unit consisting of $1,000 principal amount of ECCC's 11-3/4% First Mortgage Notes due 2003, payment of which is unconditionally guaranteed by the Partnership (the "First Mortgage Notes") and a warrant to purchase one share of Class A Common Stock of HDAMC (the "Warrants"). ECCC loaned the entire proceeds from the sale of the First Mortgage Notes to the Partnership and HDAMC contributed the proceeds from the sale of the Warrants to the Partnership in exchange for the right to receive a 15% interest in the Partnership, subject to the Racing Board Approval. Effective July 21, 1994, HDAMC's interest in the Partnership was increased to 15%.

     Net proceeds of the Private Offering of $63,751,000, after offering costs of $4,249,000, were used by the Partnership as follows:

                                                             In thousands
                                                             ------------
   Chase
     Mortgage Note                                               $39,304
     Accrued interest                                                534
     Prepayment premium                                            6,386
   Partners' loans and accrued interest                            7,640
   Deferred management fees - IGP                                    499
   Loans to LDA                                                    8,388
   Distributions to partners                                       1,000
                                                                 -------
                                                                 $63,751
                                                                 =======


     Receivable from LDA

     HDA made loans to LDA from 1990 thru 1993, while the Partnership was an obligor on the Land Loan, to pay interest and principal on the Land Loan and certain operating costs of LDA. The Partnership made additional loans to LDA of $8,388,000 from proceeds of the Private Offering. These loans to LDA bore interest at 11.21% through December 31, 1993, and thereafter at a rate equal to 2.5% above the prime interest rate. On August 2, 1994, the Partnership distributed notes to IGP, Equus and Supra, respectively, equal to a 49%, 31% and 20% interest in its receivable from LDA (the "LDA Receivable") of approximately $13.3 million ($11.9 million principal plus $1.4 million in accrued interest).

     S & E Network Inc. and Television Stations

     S & E Network Inc. ("S&E") is a wholly-owned subsidiary of the Partnership that was organized as a Puerto Rico corporation in September 1994 for the purpose of owning the assets and broadcast licenses (the "TV Licenses") of three dormant UHF television stations in Puerto Rico (the "TV Stations"). On October 19, 1994 the Federal Communications Commission ("FCC") consented to the assignment of the TV Licenses to S&E and on November 17, 1994 S&E acquired the TV Stations. Under the agreements with the sellers (the "TV Agreements"), S&E paid at or prior to closing approximately $796,000 and agreed to assume certain rescheduled debts of, and make payments to, the sellers totalling $1,191,000. Approximately $777,000, including interest, is payable in equal installments over 83 months and the remaining $414,000 is payable not later than December 15, 1995.

     The present value of total purchase price obligation, which also provided for certain noncompetition and consulting services from affiliates of sellers, was $1,736,000. This amount and acquisition costs amounting to approximately $202,000 were assigned to the tangible and intangible assets acquired by S&E based on their estimated relative fair market values. Certain of the assets comprising the TV Stations remain encumbered subject to the claims of certain creditors of the sellers.

     S&E's business plan is to operate as a sports and entertainment network. S&E commenced broadcasting six hours a day in January 1995 and expects to increase to eighteen hours a day by September 1995. Start-up costs expensed during 1994 amounted to $236,664.

     Pursuant to an agreement with ECOC, S&E has committed to produce and broadcast a four-hour television program for all races run at El Comandante for a maximum of 208 race days per year (the "Television Contract"). The program includes, among other things, presentation of all races, pari-mutuel betting odds and results of pari-mutuel betting. The Television Contract is for ten years to December 2004, subject to ECOC's right to cancel in December 1997 or December 2000. The Television Contract has fixed monthly payments by ECOC to S&E of $56,000 for the first three months and thereafter $76,000 per month. ECOC agreed to construct and pay up to $150,000 for certain improvements to provide facilities at El Comandante for S&E's television studio, production and administration space. In addition, ECOC will provide certain administrative, maintenance, security and utility services for which S&E will pay $2,000 per month, adjusted annually by CPI.

     Galapagos, S.A.

     In September 1994, the Partnership formed Galapagos, S.A. ("Galapagos"), a Dominican Republic corporation with a 94% ownership interest (see Note 10). Galapagos was selected by the Dominican Republic Racing Commission to operate a government owned horse race track in Santo Domingo, Dominican Republic ("the Dominican Track").

     On September 28, 1994, Galapagos entered into an agreement with the Dominican Government pursuant to which Galapagos will lease and operate the Dominican Track (the "Dominican Lease"). The Dominican Lease also provides Galapagos with the right to develop off-track betting in the Dominican Republic and the exclusive right to simulcast horse races, including El Comandante races, into the Dominican Republic. The initial term of the Dominican Lease is ten years and it may be renewed for additional ten year periods by mutual agreement of the parties. Start-up costs expensed during 1994 amounted to $39,822, net of minority interest of $2,542.

     ECOC provides executive management services to Galapagos pursuant to a management agreement effective September 28, 1994 and reimburses ECOC for out-of-pocket expenses. Fees payable to ECOC will be 1% of amounts wagered on races run at the Dominican Track, with a maximum amount of $250,000 annually, adjusted by CPI commencing in January 1996. No fees were payable for 1994 since racing operations had not yet commenced at the Dominican Track.

2.  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Partnership, ECCC, S&E and Galapagos, after eliminating all inter-company transactions. As of December 31, 1994 a minority interest in Galapagos of $4,706 was recorded in the accompanying consolidated balance sheet as accrued liabilities. The partners' deficit as reflected in the accompanying consolidated financial statements is not segregated by class because all classes of partners are equal.

3.  SUMMARY OF ACCOUNTING POLICIES:

     Rental Income

     Rental income represents rent earned under the El Comandante Lease. (See
Note 6).

     Distribution of Equus Units

     The Partnership is bearing the legal, accounting and other costs incurred in connection with the distribution by IGC of Equus units.

     Cash Equivalents

     The Partnership considers as cash equivalents the certificates of deposit with an issuance to maturity term of six months or less.

     Property and Equipment of the Race Tracks

     Land, buildings and improvements, and equipment are stated at cost. Composite depreciation is calculated using the straight-line method over the estimated useful lives of the building and equipment; five to seven years for machinery and equipment, 35 years for buildings and 10 to 15 years for land improvements. Under the composite depreciation method, any gain or loss of property retired or sold is charged against accumulated depreciation, unless the amount involved is material. On December 15, 1993, the Partnership contributed to ECOC certain equipment with a book value of approximately $652,000.

     TV Licenses and Property and Equipment of the TV Stations

     The TV Licenses, and land and equipment to be used in the operation of the TV Stations are stated at cost. Composite depreciation will be calculated using the straight-line method over the estimated useful lives of the equipment, ranging from five to 10 years. The TV Licenses will be amortized using the straight-line method over a period of 20 years. Depreciation and amortization will commence in 1995.

     Investment in ECOC

     Prior to August 1, 1994, the Partnership owned 60% of the outstanding common stock of ECOC but only held 48% of the voting rights, as it granted Supra an irrevocable proxy to vote an additional 12% of the ECOC shares pursuant to a shareholders agreement. Accordingly, the Partnership accounted for its investment in ECOC under the equity method of accounting. As described in Note 6, in anticipation of the reorganization of ECOC as a nonstock corporation which occurred on August 1, 1994, the Partnership reduced the carrying value of its investment in ECOC to zero and recognized a loss of $1,720,345 in 1993. Commencing in 1994, the Partnership did not recognize equity in ECOC's earnings and losses.

     Deferred Costs

     Deferred financing costs are being amortized over the life of the loans using the interest method, except for the write-off of the unamortized balance as of December 15, 1993 of costs related to the loans that were paid from proceeds of the Private Offering, as follows:

                          Amortization                     Unamortized Balance
   Loan                     Period         Commencing      Written-off in 1993
   ---------------------  ------------  -----------------  -------------------

   El Comandante Loan      10 years     December 14, 1989       $698,804
   Partners' loans          5 years     December 14, 1989         72,670
   First Mortgage Notes    10 years     December 15, 1993             --

     Organizational and other costs related to the Race Tracks are being amortized over a period of five to 15 years using the straight-line method, except for costs of $551,030 written-off in 1992 related to proposed refinancing and equity transactions that were aborted.

     Deferred costs related to TV Stations consist of a noncompetition agreement entered in connection with the acquisition of the TV Stations and certain organizational and other costs which will be amortized over a period of three to seven years using the straight-line method, commencing in 1995.

4.  MORTGAGE NOTES PAYABLE:

     El Comandante Loan

     Pursuant to a loan agreement with Chase (the "Chase Agreement"), the Partnership obtained the El Comandante Loan of $42 million in connection with the acquisition of El Comandante and LDA obtained the Land Loan of $8 million in connection with the acquisition of the 957 acres of undeveloped land. The loans were joint and several obligations of the Partnership and LDA. The El Comandante Loan and a prepayment premium of $6,386,000 were paid in December 1993 from proceeds of the Private Offering and restricted cash held in escrow by Chase was released to the Partnership. LDA refinanced the Land Loan in December 1993 and the Partnership was released as an obligor on the Land Loan.

     The El Comandante Loan bore interest at two different rates. That portion of the loan that constituted "Eligible Activity" (as defined in Regulation 3582 under the Puerto Rico Industrial Incentives Act, as amended) bore interest at a rate equal to 11.21% minus the difference between (i) the 90-day LIBOR rate and
(ii) Chase's rate for 90-day loans qualifying as Eligible Activity. At
December 15, 1993 (the loan payment date) the rate was 11.085% on $31.5 million of the El Comandante Loan that qualified as Eligible Activity. The remaining principal balance bore interest at a rate of 11.21%.

     The Chase Agreement permitted the Partnership to make loans to LDA to pay interest on the Land Loan through December 31, 1991, and restricted distributions to partners and payments of partners' loans. In 1992 and 1993 the Partnership obtained consents from Chase which, among other things, permitted the Partnership to continue to make loans to LDA for debt service on the Land Loan and to make payments of $4.9 million of principal and interest on
partners' loans.   LDA refinanced the Land Loan on December 15, 1993 and,
accordingly, the Partnership was released from its obligation under the Chase Agreement. The Partnership did not provide funds to LDA in 1994 and will not provide funds to LDA in the future.

     First Mortgage Notes Issued Pursuant to the Private Offering

     Pursuant to the Private Offering, ECCC issued First Mortgage Notes in the aggregate principal amount of $68 million under an indenture dated December 15, 1993 (the "Indenture") between ECCC, the Partnership and Banco Popular de Puerto Rico, as trustee (the "Trustee"), and HDAMC issued Warrants to purchase 68,000 shares of Class A Common Stock of HDAMC. Upon issuance of the Warrants, HDAMC and the Partnership recorded additional equity of $1,912,800, equal to the fair value of the Warrants of $2,040,000, less offering costs of $127,200, and recorded debt discount of $2,040,000. Such debt discount is being amortized using the interest method over the term of the First Mortgage Notes. The First Mortgage Notes mature on December 15, 2003 and bear interest at 11.75% from December 15, 1993, payable semiannually commencing June 15, 1994.

     Payment of the First Mortgage Notes is guaranteed by the Partnership and the First Mortgage Notes are secured by a first mortgage on El Comandante and by certain other security documents which together encompass a lien on (i) the fee interests of the Partnership in the land and fixtures comprising El Comandante, (ii) all property rights of the Partnership in and to all related equipment, structures, machinery and other property, including intangible property, ancillary to the operations of El Comandante, (iii) substantially all of the other assets and property of the Partnership and ECOC, including the capital stock of ECCC owned by the Partnership and (iv) the Rent Escrow as defined in Note 5.

     ECCC is required to redeem First Mortgage Notes in the principal amount of $6,800,000 on December 15, 2000, $10,200,000 on December 15, 2001 and 2002, and
the balance at maturity. ECCC and the Partnership may redeem First Mortgage Notes on or after December 15, 1998 at the following redemption prices (expressed as percentages of principal amount), if redeemed during the 12-month period beginning December 15 of years 1998 at 104.125%, 1999 at 102.75%, 2000 at 101.5%, 2001 at 100%, and thereafter at 100% of principal amount, in each case together with accrued and unpaid interest. Any such redemptions would offset the mandatory redemptions due December 15, 2000, 2001 and 2002.

     ECCC also may redeem up to one-third of the principal amount of the First Mortgage Notes from net proceeds of an equity offering by the Partnership at any time on or before December 15, 1996 at a redemption price of 110% of the principal amount. ECCC is required to offer to purchase First Mortgage Notes to the extent that the Partnership has accumulated excess cash flow, asset sales, or a total taking or casualty, or in the event of a change of control of the Partnership.

     The Indenture contains certain covenants, one of which restricts the amount of distributions to the Partnership's partners. Permitted distributions include amounts intended to be sufficient to provide funds for the Partnership's partners to pay income tax on their allocable share of the Partnership's taxable income ("Tax Distribution"). In addition, the Partnership is permitted to make additional cash distributions to partners and other Restricted Payments, as defined under the Indenture, equal to 44.25% of the excess of the Partnership's consolidated net income over the amount of the Tax Distributions, provided that the Partnership meets certain minimum debt coverage ratios. The Partnership does not yet meet the required debt coverage ratio. The Indenture also permitted the distribution made by the Partnership on August 2, 1994 of the LDA Receivable to the Partnership's partners, excluding HDAMC.

5.  LEASE OF EL COMANDANTE:

     El Comandante is operated pursuant to the Operating License, a 15-year exclusive franchise ending December 2004 covering the San Juan Region of Puerto Rico, which approximates the northern half of Puerto Rico, as delineated in maps produced by the Puerto Rico Planning Board and Government Development Administration.

     The Partnership has leased El Comandante to ECOC for a term ending December 14, 2004. Historically the El Comandante Lease has provided for payment of rent consisting of 25% of the annual Race Track Commissions ("Basic Rent"), but in no event less than $7,500,000 ("Minimum Basic Rent") adjusted annually with a base year of 1989 by the percentage increase in the Consumer Price Index ("CPI") for the calendar year over the CPI for the previous calendar year. In 1992 and 1993 the rental income was based on 25% of ECOC's

Race Track Commissions, after deducting the portion of Race Track Commissions contributed to the beneficiaries of ECOC's special race days. Race Track Commissions consist of all payments received by ECOC on all monies wagered with respect to horse racing occurring at El Comandante, whether wagered at El Comandante or at other betting facilities.

     On December 15, 1993, the El Comandante Lease was amended to modify the rent and provide certain other covenants. The Basic Rent and Minimum Basic Rent under the revised El Comandante Lease were unchanged; however, ECOC is also obligated to pay additional fixed rent ("Fixed Rent") of $150,000 in 1994, $400,000 annually in years 1995 through 1998 and $1,250,000 in 1999.

     The amended El Comandante Lease also requires ECOC to establish and fund with certain excess cash flow a rent escrow (the "Rent Escrow") until the Rent Escrow equals one half of the Minimum Basic Rent for that year. For purposes of determining the required deposits to the Rent Escrow, excess cash flow will mean, after ECOC has a cash balance of $700,000 for working capital, all cash flow of ECOC in excess of $300,000 per year, provided that the $300,000 threshold shall be increased by $100,000 for each $1 million by which the Rent Escrow exceeds $3 million. Funds held in the Rent Escrow may be released to make up any difference between rent payments made by ECOC and the rent due and payable under the El Comandante Lease. After deposits into the Rent Escrow, payments of Fixed Rent and donations pursuant to New ECOC's certificate of incorporation aggregating $3 million have been made, additional deposits to the Rent Escrow are subordinated to the obligations to Supra, Supra's majority owner and IGP, as described in Note 6.

     The El Comandante Lease provides for renegotiation of the Basic Rent, Fixed Rent and the Rent Escrow provisions with the results of such renegotiations to be effective on January 1, 1998.

     The El Comandante Lease contains certain covenants of ECOC including payment of all El Comandante expenses; maintenance obligations; financial reporting requirements; insurance requirements; compliance with laws; limitations on indebtedness; limitations on liens; limitations on other activities; limitations on affiliate transactions; acceptance of IGP consulting services; and acceptance of amendments necessary to maintain the Partnership's tax status. ECOC granted a security interest in substantially all of its assets (excluding cash, but including the Rent Escrow) to the Partnership to secure ECOC's obligations under the El Comandante Lease, which security interest was then assigned to the Trustee as additional security for the Partnership's obligations under the First Mortgage Notes. If the El Comandante Lease is terminated prior to December 2004, ECOC will assign the Operating License to the Partnership to the extent permitted by law and sell at book value its equipment to the Partnership. Also, the Partnership will be required to assume up to $1.9 million of ECOC's obligations under certain agreements with Supra and Supra's majority owner, as described in Note 6.

6.  INVESTMENT IN ECOC:

     Prior to August 1, 1994, the Partnership owned 60% of the outstanding common stock of ECOC but only held 48% of the voting rights (see Note 3). On December 13, 1993, ECOC entered into a series of agreements with Supra and its majority owner (the "Supra Agreements") incident to a planned reorganization of ECOC as a Puerto Rico nonstock corporation (the "ECOC Reorganization"). The Supra Agreements provided for ECOC to pay accrued interest and principal on an outstanding note payable to Supra in the principal amount of $200,000, to purchase ECOC stock owned by Supra for $1,000,000, and to pay $500,000 to Supra and Supra's majority owner as compensation for past services rendered in connection with management of ECOC. Upon closing of the Private Offering, IGP purchased from Supra an 80% interest in the $200,000 note. In addition, the majority owner of Supra and former President of ECOC entered into a Noncompetition Agreement that became effective upon the ECOC Reorganization and prohibits him from investing or participating in horse racing operations anywhere in the Caribbean for a period of three years. The Noncompetition Agreement provides for payment of $750,000.

     Payment of these obligations is to be made quarterly from Excess Cash Flow of ECOC, as defined in the Supra Agreements and Noncompetiton Agreement. No payments have been made as of December 31, 1994. Pursuant to the Supra Agreements, until these obligations are paid in full the Partnership and ECOC may not amend the El Comandante Lease without Supra's consent. In the event of termination of the El Comandante Lease, the Partnership will be required to assume up to $1.9 million of ECOC's obligation under the Supra Agreements and Noncompetition Agreement.

     The Partnership had a rent receivable from ECOC of $1,921,000 in 1993. As one of the steps of the ECOC Reorganization, on December 15, 1993 the Partnership contributed the receivable to the capital of ECOC, along with personal property of approximately $652,000, and agreed to contribute cash of $1,050,000 to ECOC. The cash was contributed in December 1993 ($800,000) and January 1994 ($250,000).

     Following the Racing Board Approval, the ECOC Reorganization was completed on August 1, 1994, as follows: (i) ECOC assigned the rights under the Supra Agreements and Noncompetition Agreement to a Puerto Rico nonstock corporation, El Comandante Operating Company, Inc. ("New ECOC"), which assumed the obligations to Supra and Supra's majority owner and became a 40% owner of ECOC, (ii) the Partnership contributed its 60% interest in ECOC to ECOC's capital and consequently, New ECOC became the 100% owner of ECOC, and
(iii) ECOC merged into New ECOC, which continues the same business conducted by ECOC and assumed all the responsibilities under the El Comandante Lease and the Operating License, subject to the primary obligation of the Partnership to ensure compliance with all terms and provisions of the Operating License and applicable regulations and orders of the Racing Board. In anticipation of the ECOC Reorganization, the Partnership's investment in ECOC, including the $250,000 capital contribution in January 1994, was written off and recognized as a loss from reorganization of ECOC of $1,720,345 in the Partnership's consolidated statement of loss for the year ended December 31, 1993.

7.  INCOME TAXES:

     Puerto Rico Income Tax

     The Partnership is a partnership organized under the laws of the Commonwealth of Puerto Rico and was subject to Puerto Rico income tax on its taxable income through December 31, 1992. The Partnership filed an election to operate as a special partnership effective for all taxable years commencing on and after January 1, 1993 and received a ruling dated August 31, 1993 from the Puerto Rico Treasury Department (the "Treasury") approving the special partnership status. As a special partnership, the Partnership is not a taxable entity in Puerto Rico. Instead, the Partnership's partners are taxed on their distributive share of the Partnership's taxable income. Accordingly, no provision for Puerto Rico income tax was recorded for all the periods commencing on or after January 1, 1993.

      The Partnership had a deferred tax receivable of $128,567 at December 31, 1992 which was expected to be realized through a reduction of Puerto Rico income tax payable in future years. The receivable will not be realizable since the Partnership is no longer subject to income tax and was written off in 1993 with a corresponding charge of $128,567 as provision for income tax.

     Federal Income Tax

     The Partnership is not a taxable entity and incurs no federal income tax liability. Instead, each partner is required to take into account in computing his income tax liability such partner's allocable share of the Partnership's taxable income whether or not the Partnership makes a distribution of cash corresponding to such income. The consolidated financial statements for 1994, include a provision for income tax attributable to ECCC, a taxable corporation subject to federal income tax on its taxable income.

8.  MANAGEMENT AGREEMENT:

     The Partnership does not have any employees. The Partnership's activities are managed by IGP pursuant to a management agreement for a term of 15 years ending December 31, 2004 (the "Management Agreement"). Under the Management Agreement, IGP provides management services, including office space, administrative and accounting support, and property management to the Partnership.

     The management fee through December 15, 1993 was equal to 5% of rental income. Thereafter, the management fee is $250,000 per annum payable monthly in equal installments, with annual CPI adjustments which commenced in 1994.

9.  RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 1994, the Partnership paid $33,000 to reimburse HDAMC for directors' meeting fees and expenses and paid $257,000 to IGP pursuant to the Management Agreement.

10.  SUBSEQUENT EVENTS:

     On March 8, 1995, the Partnership's partnership agreement was amended pursuant to which (i) HDAMC transferred to Equus its entire 15% profits interest in the Partnership and approximately 6.1% capital interest in exchange for units of Equus, (ii) HDAMC agreed to transfer to Equus its remaining capital interest and, (iii) IGP agreed to transfer to Equus all but 1% of its capital interest. These transfers are required to occur on February 7, 1996.

     In February 1995 the Partnership and minority investors transferred a 45% interest in Galapagos to Dominican Republic investors. As a result, the Partnership now owns a 55% interest in Galapagos. A founder's agreement between the Partnership and the Dominican Republic investors calls for an initial investment of $2,120,000 in Galapagos for working capital and equipment to start racing operations. The Partnership is obligated to provide $1,166,000 of the initial investment with the remainder to be provided by the Dominican Republic investors. Galapagos began simulcasting El Comandante races on February 27, 1995 through several sports betting agencies in the Dominican Republic and racing operations at the Dominican Track are scheduled to commence on April 29, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers of IGC and the General Partners. The table below sets forth the name, age and positions with IGC, Interstate General Management Corporation ("IGMC" or the "Managing General Partner") and Interstate Business Corporation ("IBC" or "General Partner") of each director and executive officer of the Managing General Partner, and each executive officer and certain key employees of IGC.


                                                Positions with IGC, and
Name                          Age                   General Partners
- ----                          ---        -------------------------------------

James J. Wilson                61        Chairman and Chief Executive Officer
                                         of IGC; President and Director of
                                         Managing General Partner and Chairman
                                         and Director of IBC

Gregory G. Kreizenbeck         48        President and Chief Operating Officer
                                         of IGC; Director and Executive Vice
                                         President of the Managing General
                                         Partner

Donald G. Blakeman             62        Executive Vice President and Secretary
                                         of IGC; Director, Executive Vice
                                         President and Secretary of the
                                         Managing General Partner

Edwin L. Kelly                 53        Senior Vice President and Treasurer of
                                         IGC; Director, Senior Vice President
                                         and Treasurer of the Managing General
                                         Partner

Jorge Colon-Nevares            59        Director of Managing General Partner

Joel H. Cowan                  58        Director of Managing General Partner

John E. Hans                   46        Executive Vice President and Chief
                                         Financial Officer of IGC; Senior Vice
                                         President of the Managing General
                                         Partner

Francisco Arrivi Cros          49        Senior Vice President of IGC and the
                                         Managing General Partner

Donald L. Drew                 53        Senior Vice President of IGC

Paul A. Resnik                 47        Senior Vice President of IGC and Vice
                                         President of the Managing General
                                         Partner

Carlos R. Rodriguez            49        Vice President of IGC

Jack L. Wolff                  50        Vice President of IGC, President of
                                         IGC's American Family Homes subsidiary

     Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of the Managing General Partner so long as IBC continues to be a General Partner. To the extent practicable, an additional one-third must be selected from among persons who are neither affiliates of IGC nor then existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors must be selected from among persons who are officers of IGC. Directors are elected annually in April by action of the directors then holding office. Messrs. Colon-Nevares and Cowan currently serve as the unaffiliated directors. Mr. Wilson serves as the IBC director designee, and Messrs. Blakeman, Kelly, and Kreizenbeck serve as the directors selected from among the executive officers of IGC. The unaffiliated directors do not constitute a majority of IGMC's Board of Directors.

     Directors of the Managing General Partner and IBC serve for a term of one year and thereafter until their successors have been elected. The board of directors of the Managing General Partner is empowered to elect its successors.

Officers of the Managing General Partner and IBC are elected by their respective boards of directors to serve at the discretion of such boards of directors. Officers of IGC are appointed by the Managing General Partner to serve at its discretion.

     Certain additional information concerning the above persons, including their business experience is set forth below.

     James J. Wilson became Chairman and Chief Executive Officer of IGC in April of 1994. Prior to that time, he served as President and Chief Executive Officer of IGC. He has been President and Chairman of the Board of the Managing General Partner since formation in 1986. He is the founder of IBC and its predecessor companies, and served as Chairman of the Board, President and Chief Executive Officer of those companies since 1957. Mr. Wilson is also the Chairman and President of Equus Management Company ("EMC"), a wholly owned subsidiary of IGC which manages Equus Gaming Company L.P. ("Equus") and serves as a Director for EMC. Mr. Wilson has served in such capacities since formation of EMC in 1994. Mr. Wilson is also a Director of El Comandante Capital Corp. ("ECCC"), a wholly owned subsidiary of Housing Development Associates, S.E. and has served in such capacity since December 1993.

     Gregory G. Kreizenbeck has been President and Chief Operating Officer of IGC and Director and Executive Vice President of the Managing General Partner since March 1994. From 1990 to March 1994, he was founder and principal of The Kreizenbeck Group, a real estate consulting firm. From 1986 to 1990, he was President and Chief Executive Officer of Transcontinental Properties. From 1970 to 1986, he served in various management positions with J.A. Terteling & Sons, a San Francisco based private investment firm, including from 1984 to 1986 as President and Chief Executive Officer of Terteling Ventures, Inc. He is also a director of Findings, Inc., a New Hampshire based jewelry manufacturer, sales and distribution company. Mr. Kreizenbeck is also a Director and Senior Vice President and Secretary of EMC.

     Donald G. Blakeman has been Executive Vice President of IGC and a Director and Executive Vice President of the Managing General Partner since their formation in 1986, and has served as Secretary of IGC and the Managing General Partner since December 1990. He was a Director of IBC and its predecessor companies from 1970 to 1990 and served in various executive positions in those companies since 1968. Mr. Blakeman is also Executive Vice President and Chief Financial Officer of EMC and serves as a Director for EMC. Mr. Blakeman has served in such capacities since the formation of EMC in 1994. Mr. Blakeman is also a Director and President of ECCC and has served in such capacity since December 1993.

     Edwin L. Kelly has been Senior Vice President and Treasurer of IGC and Director, Senior Vice President and Treasurer of the Managing General Partner since their formation in 1986. He has served in various executive positions with IBC and its predecessor companies from 1974 to 1993.

     Jorge Colon-Nevares has been a Director of the Managing General Partner since May 1989. He has been President and Chief Executive Officer of Wendco of Puerto Rico, Inc., the franchisee of Wendy's for Puerto Rico since 1978. He is an officer and Director of Multisystems Restaurants Inc. and Twenty First Century Restaurants Inc., the franchisee for Sizzler and T.G.I. Friday's in Puerto Rico. He is a Director of the Foundation for the University of Puerto Rico and Chairman of the Board of Trustees for Universidad Central del Caribe School of Medicine.

     Joel H. Cowan has been a Director of the Managing General Partner since its formation in 1986. He was also a Director of predecessors of IGC from 1968 to 1986. He has been President of Cowan & Associates, a real estate investment company owned by him since 1976. Since 1984, he has been Chairman of The Habersham Group, an international business owned by him whose activities include real estate development, trade and merchant banking. Since 1993, he has been a Director of Continental Airlines, Inc. He was formerly a Director of IRT Property Company from 1978 to 1992 and has served as a member of the Board of Regents to the University System of Georgia from 1990 to 1995.

     John E. Hans has been Executive Vice President and Chief Financial Officer of IGC and Senior Vice President of the Managing General Partner since September 1994. Prior to joining IGC, Mr. Hans served as Chief Operating and Chief Financial Officer of NB Engineering. Mr. Hans also was employed by Riggs National Bank of Washington, D.C. for 24 years, including three years as its Chief Financial Officer, Executive Vice President and a member of its Board of Directors.

     Francisco Arrivi Cros has been Senior Vice President of IGC since October 1990 and of the Managing General Partner since February 1991. He was Vice President of The Chase Manhattan Bank N.A. in Puerto Rico from 1977 to September 1990, and manager of its Real Estate Finance Division from 1987 to 1990.

     Donald L. Drew has been Senior Vice President of IGC since February 1992. From 1987 to 1991, he was President of Ak-Sar-Ben Racetrack in Nebraska. He was President of Ladbroke North American Racing Operations from 1985 to 1987. Mr. Drew is also Senior Vice President of EMC and serves as one of its Directors.

     Paul A. Resnik has been Senior Vice President of IGC since February 1993 and Vice President of the Managing General Partner since January 1989. Previously he served as Vice President of IGC since September 1987.

     Carlos R. Rodriguez has been Vice President of IGC since February 1989. From 1984 to 1989, he was Senior Vice President/Construction Manager of SORO Construction Control, Inc., a construction management company in Houston, Texas.

     Jack L. Wolff has been Vice President of IGC since August of 1994 and President of IGC's American Family Homes subsidiary since February, 1995.
Prior to joining IGC in August of 1994, Mr. Wolff was employed for 19 years by Patwil Homes, one of the nation's leading builders of homes on scattered sites.

Mr. Wolff served in various capacities during his 19 years with Patwil Homes, including purchasing director, sales and marketing director and controller.

ITEM 11. EXECUTIVE COMPENSATION

     The 1994, 1993 and 1992 compensation for the CEO and four most highly compensated officers are summarized on the following table:

                             Annual Compensation
                     ----------------------------------
                                                                     Securities
                                               Other                 Underlying
                                               Annual     All Other   Options/
   Name & Principal  Year  Salary   Bonus  Compensation Compensation    SAR's
       Position              ($)      ($)      ($) (2)     ($) (1)        #
   ----------------  ----  -------  ------ ------------ ------------ ----------

1. James J. Wilson
   Chairman & CEO    1994  440,240       0          0          9,576         0
                     1993  416,192       0          0         16,563         0
                     1992  416,192       0          0         16,089         0

2. Donald Drew
   Senior VP         1994  347,200  98,730     90,000          9,576         0
                     1993  340,200  34,288          0         16,563    50,000
                     1992  210,200  50,000          0            N/A         0

3. Donald G. Blakeman
   Exec VP, CFO &    1994  263,200   6,000     14,000          9,576    46,500
   Secretary         1993  230,200  13,300          0         16,563     3,500
                     1992  230,200       0          0         15,170         0

4. Gregory G. Kreizenbeck
   President & COO   1994  227,804       0          0              0   140,000

5. Edwin L. Kelly
   Senior VP         1994  173,483       0    164,215 (3)      9,576    40,000
                     1993  173,200       0          0         12,228    10,000
                     1992  173,200       0          0         10,928         0


     (1)  Reflects IGC's contributions to Retirement Plan discussed below.
     (2) Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.
     (3) Includes $126,715 of other annual compensation expense associated with Mr. Kelly's exercise of 22,729 IBC stock options which were exercisable in IGC Units. These IBC options had an exercise price of $1.30 and were satisfied in IGC Units.

     Employment Agreements. Messrs. Wilson, Blakeman and Kelly entered into employment agreements with IGC commencing as of December 31, 1986 for successive one year terms, provided that neither party can terminate the agreement without a 90 day written notice. Mr. Kelly's agreement was amended in May 1994 to provide for a base annual salary of $173,000, certain fringe benefits and severance benefits equal to six months base salary and benefits, or in the event of certain qualifying terminations, eighteen months base salary and benefits. Mr. Drew entered into a five year employment agreement effective as of January 1, 1993 providing for an annual base salary of $340,000 and a bonus based on the amount of rent received by HDA from ECOC. ECOC has reimbursed the Company for Mr. Drew's compensation paid since July 1992. Mr. Drew's employment agreement further provides for the termination of his employment contract if the race track is sold. Mr. Kreizenbeck entered into a two year employment agreement with the Company effective March 1, 1994, which cannot be terminated by either party without 60 days prior written notice. Mr. Kreizenbeck's agreement provides for a base annual salary of $289,500, certain fringe benefits and severance benefits equal to the greater of his base salary for the remainder of the agreement term or for a six month period.

     Directors. Directors of the Managing General Partner who are neither affiliates of IBC nor existing officers or employees of the Company, any General Partner, or any of their affiliates, receive directors' fees established by the Board of Directors of the Managing General Partner. Messrs. Cowan and Colon-Nevares earned such directors fees during 1994.

     The outside directors of the managing general partner, IGMC, are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. In 1994, the director's fees and expenses totaled $66,000. Director fees for 1994 and prior years that are unpaid as of December 31, 1994 totaled $66,000.

     IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

     IGC maintains a retirement plan (the "Retirement Plan") for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 1994, 1993 and 1992 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $150,000) that exceeded that wage base. Additional contributions to the Retirement Plan are made pursuant to the Profit Sharing Plan described below. Contributions to the Retirement Plan in 1994, on behalf of Wilson, Blakeman, Drew, Kreizenbeck and Kelly were $9,576, $9,576, $9,576, $0 and $9,576, respectively.

     IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the Retirement Plan. No contributions have been made to the Profit Sharing Plan since 1989.

     IGC's employees, including its directors and officers are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options or Unit Appreciation Rights to employees and officers on the basis of their performance. The Unit Appreciation Rights entitle the holder to receive upon exercise, an amount payable in cash, Class A units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the "Current Market Price", as such term is defined in the plan, over the base price specified in the individual rights agreements. The 1994 activity under these plans for the CEO and four most highly compensated officers are summarized on the following tables:

           OPTIONS AND UNIT APPRECIATION RIGHTS GRANTED DURING 1994

                       Number of    Percent of
                       Securities   Total Unit
                       Underlying   Appreciation
                          Unit      Rights Granted         Market
                      Appreciation  to Employees   Base    Price
                         Rights        in 1994     Price   on Date   Expiration
                        Granted          (%)        ($)    of Grant     Date
                      ------------  -------------  -----   --------  ----------

James J. Wilson                 --         --          --        --
Donald Drew                     --         --          --        --
Donald G. Blakeman (2)      46,500      12.78%       4.00      6.875   5-15-04
Edwin L. Kelly (2)          40,000      11.00%       4.00      6.875   5-15-04
Gregory G. Kreizenbeck     140,000      38.48%       4.00      7.25    3-01-04
  (1,2)


                                    Potential Realizable Value at Assumed
                                    Annual Rate of Unit Price Appreciation
                                      for Unit Appreciation Rights Term
                                    --------------------------------------
                                       0%            5%             10%
                                      ($)           ($)             ($)
                                    -------      ---------       ---------

James J. Wilson                          --             --              --
Donald Drew                              --             --              --
Donald G. Blakeman (2)              133,688        334,737         643,187
Edwin L. Kelly (2)                  115,000        287,946         553,279
Gregory G. Kreizenbeck (1,2)        455,000      1,093,328       2,072,649


     (1) On March 16, 1995, Mr. Kreizenbeck's Unit Appreciation Rights Agreement was amended and the base price of his rights was increased to $6.33.

     (2) As a result of the Equus Distribution discussed in Note 5 to the Company's Consolidated Financial Statements included in Item 8 of this report, holders listed above who exercise their rights after the Distribution will receive for each right, an amount equal to the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Unit Appreciation Right.

                      AGGREGATED OPTION EXERCISES IN 1994
                      AND DECEMBER 31, 1994 OPTION VALUES


                                                Number of
                                                Securities       Value of
                                                Underlying       Unexercised
                                                Unexercised      in-the-money
                                                Options          options and
                                                and Unit         Unit
                                                Appreciation     Appreciation
                                                Rights at        Rights at
                                                December 31,     December 31,
                                                    1994             1994
                                                ------------------------------


                           Shares      Value    Exercisable/     Exercisable/
                        Acquired On   Realized  Unexercisable    Unexercisable
      Name                Exercise      ($)       (#) (2)(3)      ($) (2)(3)
- -------------------     -----------   --------  -------------   --------------


James J. Wilson                  --         --          --/--            --/--
Donald Drew                  20,000     90,000      --/30,000        --/82,500
Donald G. Blakeman            3,500     14,000      --/46,500       --/127,317
Edwin L. Kelly (4)           32,729    164,215      --/40,000       --/109,520
Gregory G. Kreizenbeck(1)        --         --     --/140,000       --/383,320


     (1) On March 16, 1995, Mr. Kreizenbeck's Unit Appreciation Rights Agreement was amended and the base price of his rights was increased to $6.33 from $4.00.

     (2) As a result of the Equus Distribution discussed in Note 5 to the Company's Consoldiated Financial Statements included in Item 8 of this report, holders listed above who exercise Unit Appreciation Rights after the Distribution will receive for each right, an amount equal to the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Unit Appreciation right.

     (3) As a result of the Equus distribution on February 6, 1995 discussed in Note 5 to the Company's Consoldiated Financial Statements included in Item 8 of this report, the exercise price of options exercisable prior to January 22, 1995 was reduced from $4.00 to $2.49.

     (4) Includes 22,729 IGC Units received upon exercise of 22,729 IBC stock options which were exercisable in IGC Units. $126,715 of the "value realized" reflected above related to such Units.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

      The following table sets forth certain information regarding the Units that were beneficially owned on February 28, 1995 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by each director of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group.

                                                  Beneficial Ownership (1)
                                                  ------------------------
                                                    Number of
                                                    IGC Units      Percent
                                                  -------------    -------

James J. Wilson (2)                                 4,061,218       39.50

Donald Drew                                            30,000         .29

Donald G. Blakeman (4)                                377,389        3.67

Gregory G. Kreizenbeck (5)                              7,000         .07

Edwin L. Kelly                                        111,214        1.08

Jorge Colon-Nevares                                    32,000         .31

Joel H. Cowan                                          40,256         .39

All executive officers of IGC
and directors of IGMC as a group
(12 persons) (3)                                    4,701,077       45.72

Bessemer Interstate Corporation                       522,208        5.08
245 Peachtree Center Avenue #804
Atlanta, GA  30303


(1) IBC owns 3,331,930 IGC Units, or 32.40% of the outstanding IGC Units, as of February 28, 1995. The beneficial ownership of IGC Units is determined on the basis of stockholdings in IBC plus other IGC Units owned, and options exercisable within the next 60 days to purchase IGC Units held, by executive officers and directors of the General Partners. The beneficial ownership of IGC Units owned by IBC is determined as if all options that are so exercisable have been exercised to acquire IBC stock under an existing stock option plan and to acquire IGC units from IBC under an existing unit option plan.

(2) Includes 2,360,921 IGC Units (22.96%) attributable to IBC shares held by Mr. Wilson and his wife, Barbara A. Wilson, as trustees of a voting trust.

     Also includes 487,515 IGC units (4.74%) attributable to IBC shares held by Mr. Wilson. The beneficiaries of the Trust are Mr. Wilson and his children. The Trust terminates on September 30, 1997, or upon the death of the trustees. Also includes 1,172,203 IGC Units (11.40%) held by Wilson Securities Corporation which is owned by another voting trust in which Mr. Wilson and his wife are trustees. The beneficiaries of this trust are Mr. Wilson and his children. The trust terminates on June 30,

     1996 or upon the death of the trustees.  Does not include 1,280,971
     IGC Units (12.46%) held by the children of Mr. Wilson or attributable to IBC shares held by the children.

(3) Includes IGC Units subject to options exercisable under the IGC Employees and Directors Plans of 8,000 Units for all twelve executive officers of IGC and directors of IGMC as a group.

(4) Does not include 52,194 IGC Units (.51%) owned by the children of Mr. Blakeman.

(5) Does not include IGC Units subject to 20,000 Unit appreciation rights exercisable within the next 60 days under the IGC Employees Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information responding to this item appears in Note 10 to the Company's Consolidated Financial Statetments included in Item 8 of this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   Financial Statements

          The following financial statements of Interstate General Company L.P. are contained herein:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

               Consolidated Balance Sheets as of December 31, 1994 and 1993

               Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1993 and 1992

               Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements for the years ended December 31, 1994, 1993 and 1992

          The following financial statements of Housing Development Associates, S.E. are contained herein:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

               Consolidated Balance Sheets as of December 31, 1994 and 1993

               Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1993 and 1992

               Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements for the years ended December 31, 1994, 1993 and 1992

     2.   Financial Statement Schedules

          The following financial statements schedules are contained herein:

               Report of Independent Public Accountants

               Schedule III -- Real Estate and Accumulated Depreciation

     3.   Exhibits

          Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
- -------  -----------------------------------------   --------------------------


3(a)     Third Amended and Restated Agreement of     Exhibit 3(a) to Amendment
         Limited Partnership of Interstate General   No. 3 to Registration
         Company L.P.                                Statement No. 33-10636 on
                                                     Form S-1, filed February
                                                     11, 1987 (Form "S-1")

 (b)     First Amendment to Third Amended and        Exhibit 3(b) to 1987 10-K
         Restated Agreement of Limited Partnership of Interstate General Company L.P.

 (c)     Second Amendment to Third Amended and       Exhibit 3(c) to 1988 10-K
         Restated Agreement of Limited Partnership of Interstate General Company L.P.

 (d)     Amended and Restated Certificate of         Exhibit 3(b) to Form S-1
         Limited Partnership of Interstate
         General Company L.P.

 (e)     Certificate of Incorporation of             Exhibit 3(c) to Form S-1
         Interstate General Management Corporation

 (f)     Bylaws of Interstate General Management     Exhibits 3(d) and 3(1) to
         Corporation, as amended                     Form S-1

 (g)     Certificate of Incorporation of             Exhibit 3(g) to Form S-1
         Interstate Business Corporation
         (formerly Interstate St. Charles, Inc.)
         as amended

 (h)     Bylaws of Interstate Business Corporation   Exhibit 3(h) to Form S-1
         (formerly Interstate St. Charles, Inc.)
         as amended February 4, 1986

 (i)     Amendment to Bylaws of Interstate           Exhibit 3(i) to 1988 10-K
         General Management Corporation dated
         November 10, 1988

4(a)     Form of beneficial assignment               Exhibit 4(a) to Form S-1
         certificate representing Units

 (b)     Form of certificate evidencing limited      Exhibit 4(b) to Form S-1
         partnership interest

 (c)     Certificate of Incorporation of             Exhibit 4(c) to Form S-1
         Interstate Management Title Company
         dated September 19, 1986

 (d)     Bylaws of Interstate Management Title       Exhibit 4(d) to Form S-1
         Company dated September 25, 1986

 (e)     Amendment to Certificate of Incorporation   Exhibit 4(e) to Form S-1
         of Interstate Management Title Company
         dated December 31, 1986

10.      Material Contracts

 (a)     Employment Agreement with James J. Wilson   Exhibit 10(a) to Form S-1

 (b)     Employment Agreement with                   Exhibit 10(b) to Form S-1
         Donald G. Blakeman

 (c)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Gregory G. Kreizenbeck                      for the quarter ended
                                                     March 31, 1994

 (d)     First Amendment to Employment Agreement     Filed herewith
         with Gregory G. Kreizenbeck

 (e)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         John E. Hans                                for the quarter ended
                                                     September 30, 1994

 (f)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Edwin L. Kelly                              for the quarter ended
                                                     June 30, 1994

 (g)     Employment Agreement with                   Exhibit 10(e) to 1993 10-K
         Donald Drew

 (h)     Indemnity Agreement among Interstate        Exhibit 10(f) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc. and each director and
         officer of Interstate General
         Management Corporation

 (i)     Unit Incentive Plan for Directors,          Filed herewith
         Amended and Restated, dated
         March 17, 1995

 (j)     Unit Incentive Plan for Employees,          Filed herewith
         Amended and Restated, dated
         March 17, 1995

 (k)     Amended and Restated Certificate and        Exhibit 10(11) to Form S-1
         Agreement of Limited Partnership of
         St. Charles Associates Limited
         Partnership dated March 14, 1985

 (l)     Amended and Restated Certificate and        Exhibit 10(j) to Form S-1
         Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated December 31, 1986

 (m)     Second Amended and Restated Certificate     Exhibit 10(kk) to Form S-1
         and Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (n)     Fourth Amendment to Second Amendment        Exhibit 10(lll) to
         and Restated Certificate and Agreement      1991 10-K
         of Interstate General Properties
         Limited Partnership S.P., dated
         June 29, 1981

 (o)     Fifth Amendment to Second Amendment and     Exhibit 10(mmm) to
         Restated Certificate and Agreement of       1991 10-K
         Interstate General Properties Limited
         Partnership S.P., dated June 29, 1981

 (p)     Third Amended and Restated Certificate      Exhibit 10(kk) to
         and Agreement of Limited Partnership of     1989 10-K
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (q)     Partnership agreement for Fox Chase         Exhibit 10(p) to Form S-1
         Apartments General Partnership as
         amended January 29, 1986

 (r)     Amendment to Partnership Agreement for      Exhibit 10(mm) to Form S-1
         Fox Chase Apartments General Partnership dated February 10, 1987

 (s)     Withdrawal, Mutual Release and              Exhibit 10(q) to 1993 10-K
         Indemnification Agreement and Amendment
         to Fox Chase General Partnership Agreement dated August 20, 1993

 (t)     Partnership agreement for Wakefield Third   Exhibit 10(r) to Form S-1
         Age Associates Limited Partnership dated
         July 1, 1985

 (u)     Partnership agreement for Wakefield         Exhibit 10(t) to Form S-1
         Terrace Associates Limited Partnership
         dated July 1, 1985

 (v)     Partnership agreement for Headen House      Exhibit 10(v) to Form S-1
         Associates Limited Partnership dated
         July 1, 1985

 (w)     Partnership agreement for Palmer            Exhibit 10(w) to Form S-1
         Apartments Associates Limited
         Partnership dated July 1, 1985

 (x)     Partnership agreement for Chastleton        Exhibit 10(dd) to Form S-1
         Apartments Associates dated May 1, 1986

 (y)     Partnership agreement for New Forest        Exhibit 10(ff) to Form S-1
         Apartments General Partnership dated
         November 18, 1986

 (z)     First Amendment to the General              Exhibit 10(ii) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         February 24, 1987

 (aa)    Second Amendment to the General             Exhibit 10(hh) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         December 19, 1988

 (bb)    Withdrawal, Mutual Release and              Exhibit 10(z) to 1993 10-K
         Indemnification Agreement and Amendment
         to New Forest Apartments General
         Partnership Agreement dated
         August 20, 1993

 (cc)    Limited Partnership Agreement and           Exhibit 10(zz) to
         Amended and Restated Limited Partnership    1988 10-K
         Certificate of Coachman's Limited
         Partnership dated June 2, 1988

 (dd)    Management Services Agreements between      Exhibit 10(k) to Form S-1
         Interstate General Properties Limited
         Partnership and National General
         Corporation (3 separate agreements)

 (ee)    Property Management Agreement between       Exhibit 10(oo) to Form S-1
         National General Corporation and
         Interstate General Corporation and
         Interstate General Properties Limited
         Partnership as amended March 30, 1986

 (ff)    Property management agreement between       Exhibit 10(n) to Form S-1
         Smallwood Village Associates Limited
         Partnership and Interstate General
         Properties Limited Partnership as
         contained in the Smallwood Village
         Associates Limited Partnership Amended
         and Restated Certificate and Agreement
         of Limited Partnership dated July 1, 1985

 (gg)    Property management agreement between       Exhibit 10(o) to Form S-1
         Smallwood Village Office Building
         Associates Limited Partnership and
         Interstate General Properties and
         Interstate General Properties Limited
         Partnership as contained in the
         Smallwood Village Office Building
         Associates Amended and Restated Certificate and Agreement of Limited Partnership dated July 1, 1985

 (hh)    Management service agreement between        Exhibit 10(jj) to
         Interstate General Company L.P. and         1989 10-K
         Coachman's Limited Partnership dated
         May 2, 1988

 (ii)    Amendment to Management Service             Exhibit 10(hh) to
         Agreement between Interstate General        1993 10-K
         Company L.P. and Coachman's Limited
         Partnership dated January 1, 1993

 (jj)    Management Agreement by and between         Exhibit 10(zzzz) to
         Interstate Properties and Interstate        1992 10-K
         St. Charles, Inc. (El Monte), dated
         January 5, 1987

 (kk)    First Amendment to Management Agreement     Exhibit 10(aaaaa) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated January 4, 1988

 (ll)    Second Amendment to Management Agreement    Exhibit 10(bbbbb) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated December 31, 1992

 (mm)    Management Agreement by and between         Exhibit 10(ccccc) to
         Interstate General Properties and           1992 10-K
         Interstate St. Charles, Inc. (Santa Maria
         Shopping Center), dated January 5, 1987

 (nn)    First Amendment to Management Agreement     Exhibit 10(ddddd) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership and
         Interstate Business Corporation (Santa
         Maria Shopping Center), dated
         January 4, 1988

 (oo)    Second Amendment to Management Agreement    Exhibit 10(eeeee) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership S.E. and
         Interstate Business Corporation and
         Santa Maria Associates S.E., dated
         December 28, 1990

 (pp)    Two (2) Property management agreements      Exhibit 10(aa) to Form S-1
         between Interstate General Properties
         Limited Partnership and Capitol Park
         Associates as amended December 31, 1984

 (qq)    Lease for office space between Interstate   Exhibit 10(r) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated May 21, 1981

 (rr)    Lease for office space between Interstate   Exhibit 10(m) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated June 15, 1981

 (ss)    Store Lease between Interstate General      Exhibit 10(fff) to
         Business Corporation and Smallwood          1991 10-K
         Village Associates Limited Partnership
         dated April 1, 1988

 (tt)    Fourth Amendment to Interstate General      Exhibit 10(yyyy) to
         Company L.P. Retirement Plan, dated         1992 10-K
         July 1, 1992

 (uu)    Agreement Regarding Partnership Interest    Exhibit 10(nn) to Form S-1
         in Chastleton Apartment Associates
         dated January, 1987

 (vv)    Stockholders Agreement among Interstate     Exhibit 10(pp) to Form S-1
         and certain stockholders of Interstate
         St. Charles, Inc. dated as of
         December 1, 1986

 (ww)    License Agreement between Interstate        Exhibit 10(qq) to Form S-1
         General Company L.P., Interstate
         General Business Corporation and
         Interstate St. Charles, Inc., dated
         as of December 31, 1986

 (xx)    Amendment to License Agreement between      Exhibit 10(rr) to Form S-1
         Interstate General Company L.P.,
         Interstate General Business Corporation
         and Interstate General Company L.P.,
         dated as of February 9, 1987

 (yy)    Unitholders Agreement among Interstate      Exhibit 10(ss) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc., and Interstate
         Properties Trust dated as of
         February 9, 1987

 (zz)    Agreement dated March 15, 1990 among        Exhibit 10(ddd) to
         Interstate General Company L.P.,            1990 10-K
         Interstate Business Corporation and
         Interstate General Properties

 (aaa)   Management service agreement between        Exhibit 10(ee) to Form S-1
         Interstate General Business Corporation     Amendment Exhibit 10(ee)
         and Chastleton Apartments Associates        to 1989 10-K
         as amended February 26, 1987

 (bbb)   Amendment to February 26, 1987              Exhibit 10(bbb) to
         Management Service Agreement between        1993 10-K
         Interstate General Business Corporation
         and Chastleton Apartment Associates
         dated January 1, 1993

 (ccc)   Property management agreement between       Exhibit 10(z) to Form S-1
         Interstate General Properties Limited       Amendment Exhibit 10(z) to
         Partnership and G.L. Limited Partnership    1989 10-K
         as amended September 30, 1985 and as
         amended March 1, 1989

 (ddd)   Amendment to Property Management            Exhibit 10(ddd) to
         Agreement between Interstate General        1993 10-K
         Properties Limited Partnership and
         G. L. Limited Partnership dated
         January 1, 1993

 (eee)   Second Amendment and Restatement of         Exhibit 10(eee) to
         Purchase Agreement by and between Land      1993 10-K
         Development Associates S.E. and Wal-Mart
         Puerto Rico, Inc., dated November 30, 1993

 (fff)   Sale and Purchase Agreement between         Exhibit 10(hhhhh) to
         Interstate General Company L.P. and         1992 10-K
         K. Hovnanian at Montclair, Inc., dated
         September 30, 1992

 (ggg)   First Amendment to Sale and Purchase        Exhibit 10(ggg) to
         Agreement by and between Interstate         1993 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         October 16, 1992

 (hhh)   Second Amendment to Sale and Purchase       Filed herewith
         Agreement by and between Interstate
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         August 18, 1994

 (iii)   Third Amendment to Sale and Purchase        Filed herewith
         Agreement by and between Interstate
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         December 16, 1994

 (jjj)   Amended and Restated Lease Agreement        Exhibit 10.8 to the
         between Housing Development Associates      Registration Statement on
         S.E. and El Comandante Operating Company,   S-4 of El Comandante
         dated December 15, 1993                     Capital Corp. and Housing
                                                     Development Associates
                                                     S.E. Registration
                                                     # 33-75284 (the "S-4")

 (kkk)   Third Amended and Restated Partnership      Exhibit 3.3 to the S-4
         Agreement for Housing Development
         Associates, S.E. dated December 15, 1993

 (lll)   Fourth Amended and Restated Partnership     Exhibit 10(b) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated July 21, 1994        June 30, 1994

 (mmm)   Fifth Amended and Restated Partnership      Exhibit 10(c) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated August 1, 1994       June 30, 1994

 (nnn)   Sixth Amended and Restated Partnership      Exhibit 2.2 to the Report
         Agreement of Housing Development            on Form 8-K of Equus
         Associates, S.E. dated March 8, 1995        Gaming Company L.P. dated
                                                     March 23, 1995,
                                                     File No. 000-25306
                                                     (the "Equus 8-K")

 (ooo)   Conversion Agreement dated February 3,      Exhibit 2.3 to the
         1995 and First Amendment thereto dated      Equus 8-K
         March 6, 1995

 (ppp)   Indenture dated December 15, 1993 among     Exhibit 4.1 to the S-4
         El Comandante Corp., Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico

 (qqq)   Warrant Agreement between HDA Management    Exhibit 10.3 to the S-4
         Corporation, Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico as Warrant Agent dated
         December 15, 1993

 (rrr)   Limited Partnership Agreement of Equus      Exhibit 10(d) to Form 10-Q
         Gaming Company L.P. dated August 1, 1994    for the quarter ended
                                                     June 30, 1994

 (sss)   First Amendment to the Limited              Exhibit 10(e) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

 (ttt)   Second Amendment to the Limited             Exhibit 10(f) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

 (uuu)   Third Amendment to the Limited              Exhibit 3.4 to
         Partnership Agreement of Equus Gaming       to Registration Statement
         Company L.P.                                on Form S-11 of Equus
                                                     Gaming Company L.P.
                                                     Registration # 33-82750
                                                     (the "Equus S-11")

 (vvv)   Amended and Restated Distribution           Exhibit 2.1 to the Equus
         Agreement dated November 22, 1994,          S-11
         between Equus Gaming Company L.P.
         (the "Company") and Interstate General
         Company L.P. ("IGC")

 (www)   Registration Rights Agreement with          Exhibit 10.4 to the S-4
         respect to the Warrants dated
         December 15, 1993, among HDAMC, HDA,
         Oppenheimer & Co., Inc. and The
         Argosy Securities Group L.P.

 (xxx)   Amended and Restated Management             Exhibit 10.6 to the S-4
         Agreement dated December 15, 1993,
         between Interstate General Properties
         Limited Partnership S.E. ("IGP") and
         HDA

 (yyy)   Master Support and Services Agreement       Exhibit 10.20 to the
         dated December 9, 1994, between IGC         Equus S-11
         and Equus Gaming Company L.P.

 (zzz)   Consulting Agreement dated December 15,     Exhibit 10.21 to the
         1993, between El Comandate Operating        Equus S-11
         Company and Interstate General
         Properties Limited Partnership

(aaaa)   First Supplemental Indenture dated          Exhibit 10.27 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(bbbb)   Second Supplemental Indenture dated         Exhibit 10.28 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(cccc)   Amended and Restated Registration Rights    Exhibit 10.29 to the
         Agreement with Respect to the Warrants      Equus S-11
         dated December 12, 1994, among HDAMC,
         HDA, Oppenheimer & Co., Inc., the
         Argosy Securities Group L.P. and Equus
         Gaming Company L.P.

(dddd)   Agreement of Purchase and Sale between      Filed herewith
         Interstate General Company L.P. and
         Interstate Business Corporation dated
         December 30, 1994 for the Partnership
         Interests in:
              New Forest Apartments General Partnership
              Headen House Associates Limited Partnership
              Fox Chase Apartments General Partnership
              Palmer Apartments Associates
              Wakefield Terrace Associates
              Wakefield Third Age Associates

(eeee)   Employment Agreement for Donald Drew        Filed herewith
         dated December 14, 1993

21.      List of Subsidiaries of Interstate          Filed herewith
         General Company L.P.

(b)      Reports on Form 8-K

              None

(c)      Exhibits

              See (a) 2, above.

(d)      Financial Statement Schedules

              See (a) 2, above.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                     INTERSTATE GENERAL COMPANY L.P.

                                     By:  Interstate General Management
                                          Corporation
                                          Managing General Partner


Dated: March 31, 1994                By:  /s/ James J. Wilson
      ---------------------               -----------------------------
                                          James J. Wilson
                                          Chairman, President and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                             Title                     Date
  ---------                   -------------------------          ------

/s/ James J. Wilson                                          March 31, 1994
- ----------------------        Chairman, President,           ---------------
James J. Wilson               Chief Executive Officer
                              and Director

/s/ Gregory G. Kreizenbeck                                   March 31, 1994
- ----------------------        Executive Vice President       ---------------
Gregory G. Kreizenbeck        and Director

/s/ Donald G. Blakeman                                       March 31, 1994
- ----------------------        Executive Vice President       ---------------
Donald G. Blakeman            and Director

/s/ John E. Hans                                             March 31, 1994
- ----------------------        Senior Vice President and      ---------------
John E. Hans                  Chief Financial Officer

/s/ Edwin L. Kelly                                           March 31, 1994
- ----------------------        Senior Vice President          ---------------
Edwin L. Kelly                and Director

/s/ Jorge Colon-Nevares                                      March 31, 1994
- ----------------------        Director                       ---------------
Jorge Colon-Nevares

/s/ Joel H. Cowan                                            March 31, 1994
- ----------------------        Director                       ---------------
Joel H. Cowan

                               INDEX TO EXHIBITS



Exhibit
  No.            Description of Exhibit                    Reference
- -------  -----------------------------------------   --------------------------

3(a)     Third Amended and Restated Agreement of     Exhibit 3(a) to Amendment
         Limited Partnership of Interstate General   No. 3 to Registration
         Company L.P.                                Statement No. 33-10636 on
                                                     Form S-1, filed February
                                                     11, 1987 (Form "S-1")

 (b)     First Amendment to Third Amended and        Exhibit 3(b) to 1987 10-K
         Restated Agreement of Limited Partnership of Interstate General Company L.P.

 (c)     Second Amendment to Third Amended and       Exhibit 3(c) to 1988 10-K
         Restated Agreement of Limited Partnership of Interstate General Company L.P.

 (d)     Amended and Restated Certificate of         Exhibit 3(b) to Form S-1
         Limited Partnership of Interstate
         General Company L.P.

 (e)     Certificate of Incorporation of             Exhibit 3(c) to Form S-1
         Interstate General Management Corporation

 (f)     Bylaws of Interstate General Management     Exhibits 3(d) and 3(1) to
         Corporation, as amended                     Form S-1

 (g)     Certificate of Incorporation of             Exhibit 3(g) to Form S-1
         Interstate Business Corporation
         (formerly Interstate St. Charles, Inc.)
         as amended

 (h)     Bylaws of Interstate Business Corporation   Exhibit 3(h) to Form S-1
         (formerly Interstate St. Charles, Inc.)
         as amended February 4, 1986

 (i)     Amendment to Bylaws of Interstate           Exhibit 3(i) to 1988 10-K
         General Management Corporation dated
         November 10, 1988

4(a)     Form of beneficial assignment               Exhibit 4(a) to Form S-1
         certificate representing Units

 (b)     Form of certificate evidencing limited      Exhibit 4(b) to Form S-1
         partnership interest

 (c)     Certificate of Incorporation of             Exhibit 4(c) to Form S-1
         Interstate Management Title Company
         dated September 19, 1986

 (d)     Bylaws of Interstate Management Title       Exhibit 4(d) to Form S-1
         Company dated September 25, 1986

 (e)     Amendment to Certificate of Incorporation   Exhibit 4(e) to Form S-1
         of Interstate Management Title Company
         dated December 31, 1986

10.      Material Contracts

 (a)     Employment Agreement with James J. Wilson   Exhibit 10(a) to Form S-1

 (b)     Employment Agreement with                   Exhibit 10(b) to Form S-1
         Donald G. Blakeman

 (c)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Gregory G. Kreizenbeck                      for the quarter ended
                                                     March 31, 1994

 (d)     First Amendment to Employment Agreement     Filed herewith
         with Gregory G. Kreizenbeck

 (e)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         John E. Hans                                for the quarter ended
                                                     September 30, 1994

 (f)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Edwin L. Kelly                              for the quarter ended
                                                     June 30, 1994

 (g)     Employment Agreement with                   Exhibit 10(e) to 1993 10-K
         Donald Drew

 (h)     Indemnity Agreement among Interstate        Exhibit 10(f) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc. and each director and
         officer of Interstate General
         Management Corporation

 (i)     Unit Incentive Plan for Directors,          Filed herewith
         Amended and Restated, dated
         March 17, 1995

 (j)     Unit Incentive Plan for Employees,          Filed herewith
         Amended and Restated, dated
         March 17, 1995

 (k)     Amended and Restated Certificate and        Exhibit 10(11) to Form S-1
         Agreement of Limited Partnership of
         St. Charles Associates Limited
         Partnership dated March 14, 1985

 (l)     Amended and Restated Certificate and        Exhibit 10(j) to Form S-1
         Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated December 31, 1986

 (m)     Second Amended and Restated Certificate     Exhibit 10(kk) to Form S-1
         and Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (n)     Fourth Amendment to Second Amendment        Exhibit 10(lll) to
         and Restated Certificate and Agreement      1991 10-K
         of Interstate General Properties
         Limited Partnership S.P., dated
         June 29, 1981

 (o)     Fifth Amendment to Second Amendment and     Exhibit 10(mmm) to
         Restated Certificate and Agreement of       1991 10-K
         Interstate General Properties Limited
         Partnership S.P., dated June 29, 1981

 (p)     Third Amended and Restated Certificate      Exhibit 10(kk) to
         and Agreement of Limited Partnership of     1989 10-K
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (q)     Partnership agreement for Fox Chase         Exhibit 10(p) to Form S-1
         Apartments General Partnership as
         amended January 29, 1986

 (r)     Amendment to Partnership Agreement for      Exhibit 10(mm) to Form S-1
         Fox Chase Apartments General Partnership dated February 10, 1987

 (s)     Withdrawal, Mutual Release and              Exhibit 10(q) to 1993 10-K
         Indemnification Agreement and Amendment
         to Fox Chase General Partnership Agreement dated August 20, 1993

 (t)     Partnership agreement for Wakefield Third   Exhibit 10(r) to Form S-1
         Age Associates Limited Partnership dated
         July 1, 1985

 (u)     Partnership agreement for Wakefield         Exhibit 10(t) to Form S-1
         Terrace Associates Limited Partnership
         dated July 1, 1985

 (v)     Partnership agreement for Headen House      Exhibit 10(v) to Form S-1
         Associates Limited Partnership dated
         July 1, 1985

 (w)     Partnership agreement for Palmer            Exhibit 10(w) to Form S-1
         Apartments Associates Limited
         Partnership dated July 1, 1985

 (x)     Partnership agreement for Chastleton        Exhibit 10(dd) to Form S-1
         Apartments Associates dated May 1, 1986

 (y)     Partnership agreement for New Forest        Exhibit 10(ff) to Form S-1
         Apartments General Partnership dated
         November 18, 1986

 (z)     First Amendment to the General              Exhibit 10(ii) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         February 24, 1987

 (aa)    Second Amendment to the General             Exhibit 10(hh) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         December 19, 1988

 (bb)    Withdrawal, Mutual Release and              Exhibit 10(z) to 1993 10-K
         Indemnification Agreement and Amendment
         to New Forest Apartments General
         Partnership Agreement dated
         August 20, 1993

 (cc)    Limited Partnership Agreement and           Exhibit 10(zz) to
         Amended and Restated Limited Partnership    1988 10-K
         Certificate of Coachman's Limited
         Partnership dated June 2, 1988

 (dd)    Management Services Agreements between      Exhibit 10(k) to Form S-1
         Interstate General Properties Limited
         Partnership and National General
         Corporation (3 separate agreements)

 (ee)    Property Management Agreement between       Exhibit 10(oo) to Form S-1
         National General Corporation and
         Interstate General Corporation and
         Interstate General Properties Limited
         Partnership as amended March 30, 1986

 (ff)    Property management agreement between       Exhibit 10(n) to Form S-1
         Smallwood Village Associates Limited
         Partnership and Interstate General
         Properties Limited Partnership as
         contained in the Smallwood Village
         Associates Limited Partnership Amended
         and Restated Certificate and Agreement
         of Limited Partnership dated July 1, 1985

 (gg)    Property management agreement between       Exhibit 10(o) to Form S-1
         Smallwood Village Office Building
         Associates Limited Partnership and
         Interstate General Properties and
         Interstate General Properties Limited
         Partnership as contained in the
         Smallwood Village Office Building
         Associates Amended and Restated Certificate and Agreement of Limited Partnership dated July 1, 1985

 (hh)    Management service agreement between        Exhibit 10(jj) to
         Interstate General Company L.P. and         1989 10-K
         Coachman's Limited Partnership dated
         May 2, 1988

 (ii)    Amendment to Management Service             Exhibit 10(hh) to
         Agreement between Interstate General        1993 10-K
         Company L.P. and Coachman's Limited
         Partnership dated January 1, 1993

 (jj)    Management Agreement by and between         Exhibit 10(zzzz) to
         Interstate Properties and Interstate        1992 10-K
         St. Charles, Inc. (El Monte), dated
         January 5, 1987

 (kk)    First Amendment to Management Agreement     Exhibit 10(aaaaa) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated January 4, 1988

 (ll)    Second Amendment to Management Agreement    Exhibit 10(bbbbb) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated December 31, 1992

 (mm)    Management Agreement by and between         Exhibit 10(ccccc) to
         Interstate General Properties and           1992 10-K
         Interstate St. Charles, Inc. (Santa Maria
         Shopping Center), dated January 5, 1987

 (nn)    First Amendment to Management Agreement     Exhibit 10(ddddd) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership and
         Interstate Business Corporation (Santa
         Maria Shopping Center), dated
         January 4, 1988

 (oo)    Second Amendment to Management Agreement    Exhibit 10(eeeee) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership S.E. and
         Interstate Business Corporation and
         Santa Maria Associates S.E., dated
         December 28, 1990

 (pp)    Two (2) Property management agreements      Exhibit 10(aa) to Form S-1
         between Interstate General Properties
         Limited Partnership and Capitol Park
         Associates as amended December 31, 1984

 (qq)    Lease for office space between Interstate   Exhibit 10(r) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated May 21, 1981

 (rr)    Lease for office space between Interstate   Exhibit 10(m) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated June 15, 1981

 (ss)    Store Lease between Interstate General      Exhibit 10(fff) to
         Business Corporation and Smallwood          1991 10-K
         Village Associates Limited Partnership
         dated April 1, 1988

 (tt)    Fourth Amendment to Interstate General      Exhibit 10(yyyy) to
         Company L.P. Retirement Plan, dated         1992 10-K
         July 1, 1992

 (uu)    Agreement Regarding Partnership Interest    Exhibit 10(nn) to Form S-1
         in Chastleton Apartment Associates
         dated January, 1987

 (vv)    Stockholders Agreement among Interstate     Exhibit 10(pp) to Form S-1
         and certain stockholders of Interstate
         St. Charles, Inc. dated as of
         December 1, 1986

 (ww)    License Agreement between Interstate        Exhibit 10(qq) to Form S-1
         General Company L.P., Interstate
         General Business Corporation and
         Interstate St. Charles, Inc., dated
         as of December 31, 1986

 (xx)    Amendment to License Agreement between      Exhibit 10(rr) to Form S-1
         Interstate General Company L.P.,
         Interstate General Business Corporation
         and Interstate General Company L.P.,
         dated as of February 9, 1987

 (yy)    Unitholders Agreement among Interstate      Exhibit 10(ss) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc., and Interstate
         Properties Trust dated as of
         February 9, 1987

 (zz)    Agreement dated March 15, 1990 among        Exhibit 10(ddd) to
         Interstate General Company L.P.,            1990 10-K
         Interstate Business Corporation and
         Interstate General Properties

 (aaa)   Management service agreement between        Exhibit 10(ee) to Form S-1
         Interstate General Business Corporation     Amendment Exhibit 10(ee)
         and Chastleton Apartments Associates        to 1989 10-K
         as amended February 26, 1987

 (bbb)   Amendment to February 26, 1987              Exhibit 10(bbb) to
         Management Service Agreement between        1993 10-K
         Interstate General Business Corporation
         and Chastleton Apartment Associates
         dated January 1, 1993

 (ccc)   Property management agreement between       Exhibit 10(z) to Form S-1
         Interstate General Properties Limited       Amendment Exhibit 10(z) to
         Partnership and G.L. Limited Partnership    1989 10-K
         as amended September 30, 1985 and as
         amended March 1, 1989

 (ddd)   Amendment to Property Management            Exhibit 10(ddd) to
         Agreement between Interstate General        1993 10-K
         Properties Limited Partnership and
         G. L. Limited Partnership dated
         January 1, 1993

 (eee)   Second Amendment and Restatement of         Exhibit 10(eee) to
         Purchase Agreement by and between Land      1993 10-K
         Development Associates S.E. and Wal-Mart
         Puerto Rico, Inc., dated November 30, 1993

 (fff)   Sale and Purchase Agreement between         Exhibit 10(hhhhh) to
         Interstate General Company L.P. and         1992 10-K
         K. Hovnanian at Montclair, Inc., dated
         September 30, 1992

 (ggg)   First Amendment to Sale and Purchase        Exhibit 10(ggg) to
         Agreement by and between Interstate         1993 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         October 16, 1992

 (hhh)   Second Amendment to Sale and Purchase       Filed herewith
         Agreement by and between Interstate
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         August 18, 1994

 (iii)   Third Amendment to Sale and Purchase        Filed herewith
         Agreement by and between Interstate
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         December 16, 1994

 (jjj)   Amended and Restated Lease Agreement        Exhibit 10.8 to the
         between Housing Development Associates      Registration Statement on
         S.E. and El Comandante Operating Company,   S-4 of El Comandante
         dated December 15, 1993                     Capital Corp. and Housing
                                                     Development Associates
                                                     S.E. Registration
                                                     # 33-75284 (the "S-4")

 (kkk)   Third Amended and Restated Partnership      Exhibit 3.3 to the S-4
         Agreement for Housing Development
         Associates, S.E. dated December 15, 1993

 (lll)   Fourth Amended and Restated Partnership     Exhibit 10(b) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated July 21, 1994        June 30, 1994

 (mmm)   Fifth Amended and Restated Partnership      Exhibit 10(c) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated August 1, 1994       June 30, 1994

 (nnn)   Sixth Amended and Restated Partnership      Exhibit 2.2 to the Report
         Agreement of Housing Development            on Form 8-K of Equus
         Associates, S.E. dated March 8, 1995        Gaming Company L.P. dated
                                                     March 23, 1995,
                                                     File No. 000-25306
                                                     (the "Equus 8-K")

 (ooo)   Conversion Agreement dated February 3,      Exhibit 2.3 to the
         1995 and First Amendment thereto dated      Equus 8-K
         March 6, 1995

 (ppp)   Indenture dated December 15, 1993 among     Exhibit 4.1 to the S-4
         El Comandante Corp., Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico

 (qqq)   Warrant Agreement between HDA Management    Exhibit 10.3 to the S-4
         Corporation, Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico as Warrant Agent dated
         December 15, 1993

 (rrr)   Limited Partnership Agreement of Equus      Exhibit 10(d) to Form 10-Q
         Gaming Company L.P. dated August 1, 1994    for the quarter ended
                                                     June 30, 1994

 (sss)   First Amendment to the Limited              Exhibit 10(e) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

 (ttt)   Second Amendment to the Limited             Exhibit 10(f) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

 (uuu)   Third Amendment to the Limited              Exhibit 3.4 to
         Partnership Agreement of Equus Gaming       to Registration Statement
         Company L.P.                                on Form S-11 of Equus
                                                     Gaming Company L.P.
                                                     Registration # 33-82750
                                                     (the "Equus S-11")

 (vvv)   Amended and Restated Distribution           Exhibit 2.1 to the Equus
         Agreement dated November 22, 1994,          S-11
         between Equus Gaming Company L.P.
         (the "Company") and Interstate General
         Company L.P. ("IGC")

 (www)   Registration Rights Agreement with          Exhibit 10.4 to the S-4
         respect to the Warrants dated
         December 15, 1993, among HDAMC, HDA,
         Oppenheimer & Co., Inc. and The
         Argosy Securities Group L.P.

 (xxx)   Amended and Restated Management             Exhibit 10.6 to the S-4
         Agreement dated December 15, 1993,
         between Interstate General Properties
         Limited Partnership S.E. ("IGP") and
         HDA

 (yyy)   Master Support and Services Agreement       Exhibit 10.20 to the
         dated December 9, 1994, between IGC         Equus S-11
         and Equus Gaming Company L.P.

 (zzz)   Consulting Agreement dated December 15,     Exhibit 10.21 to the
         1993, between El Comandate Operating        Equus S-11
         Company and Interstate General
         Properties Limited Partnership

(aaaa)   First Supplemental Indenture dated          Exhibit 10.27 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(bbbb)   Second Supplemental Indenture dated         Exhibit 10.28 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(cccc)   Amended and Restated Registration Rights    Exhibit 10.29 to the
         Agreement with Respect to the Warrants      Equus S-11
         dated December 12, 1994, among HDAMC,
         HDA, Oppenheimer & Co., Inc., the
         Argosy Securities Group L.P. and Equus
         Gaming Company L.P.

(dddd)   Agreement of Purchase and Sale between      Filed herewith
         Interstate General Company L.P. and
         Interstate Business Corporation dated
         December 30, 1994 for the Partnership
         Interests in:
              New Forest Apartments General Partnership
              Headen House Associates Limited Partnership
              Fox Chase Apartments General Partnership
              Palmer Apartments Associates
              Wakefield Terrace Associates
              Wakefield Third Age Associates

(eeee)   Employment Agreement for Donald Drew        Filed herewith
         dated December 14, 1993

21.      List of Subsidiaries of Interstate          Filed herewith
         General Company L.P.

27.      Financial Data Schedule                     Filed herewith