Form 10-Q
period 1995-03-31
INTERSTATE GENERAL CO L P
filed 1995-05-15
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR

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

                           10,256,785 Class A Units
                            ------------------------

                        INTERSTATE GENERAL COMPANY L.P.
                                   FORM 10-Q
                                     INDEX






PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 1995 and
                 1994. (Unaudited)                                           3

               Consolidated Balance Sheets as of March 31, 1995
                 (Unaudited) and December 31, 1994.                          4

               Consolidated Statements of Changes in
                 Partners' Capital for the Three
                 Months Ended March 31, 1995.
                 (Unaudited)                                                 7

               Consolidated Statements of Cash Flow for the
                 Three Months Ended March 31, 1995 and 1994.
                 (Unaudited)                                                 8

               Notes to Consolidated Financial Statements.                   9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 1995 and 1994.                        24

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            32

Item 2.        Material Modifications of Rights of Registrant's             33
               Securities

Item 3.        Default upon Senior Securities                               33

Item 4.        Submission of Matters to a Vote of Security Holders          33

Item 5.        Other Information                                            33

Item 6.        Exhibits and Reports on Form 8-K                             33

               Signatures                                                   34

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,
                    (In thousands, except per unit amounts)
                                  (Unaudited)

                                                       1995            1994
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $    4,700      $    2,043
  Homebuilding - home sales                              2,935           4,949
  Revenues from investment properties
    Equity in earnings from partnerships
      and development fees                                 694           3,458
    Apartment rental revenues                            1,147           1,051
  Management and other fees, substantially
    all from related entities                            1,355             969
  Interest and other income                                 97              99
                                                    ----------      ----------
    Total revenues                                      10,928          12,569
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     2,775           1,226
  Cost of home sales                                     2,745           4,289
  Selling and marketing                                    378             284
  General and administrative                             2,337           1,949
  Rental apartment expenses                              1,095           1,120
  Depreciation and amortization                            132             145
  Interest expense                                         490             465
                                                    ----------      ----------
    Total expenses                                      9,952           9,478
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                    976           3,091

PROVISION FOR INCOME TAXES                                 407           1,020
                                                    ----------      ----------

INCOME BEFORE MINORITY INTEREST                            569           2,071

  Minority Interest                                        249             (22)
                                                    ----------      ----------
NET INCOME                                          $      320      $    2,093
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $        3      $       21
  LIMITED PARTNERS                                         317           2,072
                                                    ----------      ----------
                                                    $      320      $    2,093
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .03      $      .21
                                                    ==========      ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                      10,249          10,082
                                                    ==========      ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S


                                                    March 31,     December 31,
                                                      1995            1994
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)
CASH AND SHORT-TERM INVESTMENTS
  including restricted cash of $5,585
  and $5,713 at March 31, 1995 and
  December 31, 1994, respectively                   $  6,676       $  6,833
                                                     --------       --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                              26,083         26,426
    Puerto Rico                                        24,533         26,103
    Other United States locations                      16,210         16,014
    Notes receivable on lot sales, net of
      reserves of $101 and $94
      as of March 31, 1995 and
      December 31, 1994, respectively                   4,146          1,256
    Other                                                 256            262
                                                     --------       --------
                                                       71,228         70,061
                                                     --------       --------

ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                    3,753          4,384
  Mortgages receivable                                    230            222
  Receivables on home sales                                34            271
  Other                                                   124            121
                                                     --------       --------
                                                        4,141          4,998
                                                     --------       --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment in residential rental
    partnerships                                       10,066          9,976
  Investment properties, net of accumulated
    depreciation and amortization of
    $4,912 and $4,746 as of March 31,
    1995 and December 31, 1994, respectively           24,401         24,499
  Other receivables, net of reserves of
    $445 and $1,071 as of March 31,
    1995 and December 31, 1994, respectively            1,483          1,133
                                                     --------       --------
                                                       35,950         35,608
                                                     --------       --------

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                            A S S E T S (continued)



                                                    March 31,     December 31,
                                                      1995            1994
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)

OTHER ASSETS
  Property, plant and equipment, less
    accumulated depreciation of $2,043
    and $1,948 as of March 31, 1995 and
    December 31, 1994, respectively                     1,557          1,588
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $774 and $735 as of March 31,
    1994 and December 31, 1994, respectively            2,261          2,299
  Deferred costs regarding waste technology
    and other                                           2,107          2,126
                                                     --------       --------
                                                        5,925          6,013
                                                     --------       --------
    Total assets                                     $123,920       $123,513
                                                     ========       ========



























                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                   March 31,     December 31,
                                                     1995            1994
                                                  -----------    ------------
                                                  (Unaudited)     (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued
    liabilities                                      $  3,037       $  3,521
  Mortgages and notes payable                             349            370
  Accrued income tax liability                          4,873          4,553
                                                     --------       --------
                                                        8,259          8,444
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        36,728         36,661
  Non-recourse debt                                     4,049          4,268
  Accounts payable, accrued liabilities
    and deferred income                                 3,251          2,728
                                                     --------       --------
                                                       44,028         43,657
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         1,763          2,398
  Accounts payable and accrued liabilities              2,460          2,506
                                                     --------       --------
                                                        4,223          4,904
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,476          1,559
  Non-recourse debt                                    22,742         22,771
  Accounts payable and accrued liabilities              1,996          1,473
                                                     --------       --------
                                                       26,214         25,803
                                                     --------       --------
    Total liabilities                                  82,724         82,808
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                             4,325          4,322
  Limited partners' capital-10,257 and
    10,215 Units issued and outstanding as of
    March 31, 1995 and December 31, 1994,
    respectively                                       36,871         36,383
                                                     --------       --------
    Total partners' capital                            41,196         40,705
                                                     --------       --------
    Total liabilities and partners' capital          $123,920       $123,513
                                                     ========       ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------




Balances, December 31, 1994            $ 4,322        $36,383         $40,705

Net income for the three
  months ended March 31, 1995                3            317             320

Employee/Director Unit
  options exercised                         --            171             171
                                       -------        -------         -------
Balances, March 31, 1995               $ 4,325        $36,871         $41,196
                                       =======        =======         =======



























                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                (In thousands)
                                  (Unaudited)
                                                           1995        1994
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   320     $ 2,093
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             132         163
        Investment properties                                 166         157
      Provision for income taxes                              407       1,020
      Equity in earnings of partnerships                     (314)       (667)
      Increase in sponsor and developer fees
         from partnerships and other                          (91)        (81)
      (Increase) decrease in
        Receivables                                        (2,898)        315
        Homebuilding assets                                   865         389
        Community development assets                        1,723         155
        Restricted cash                                       128         471
      Decrease in accounts payable,
        accrued liabilities and deferred income               (94)     (1,655)
                                                          -------     -------
  Net cash provided by operating activities                   344       2,360
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related to investment properties         391       5,521
  Additions to other assets                                   (44)       (191)
                                                          -------     -------
  Net cash provided by investing activities                   347       5,330
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from HDA                                               --         269
  Cash proceeds from debt financing                         3,181       1,052
  Payment of debt                                          (4,072)     (9,432)
  Employee/Director Unit options exercised                    171           2
                                                          -------     -------
  Net cash used in financing activities                      (720)     (8,109)
                                                          -------     -------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS               (29)       (419)

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF QUARTER       1,120       2,009
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, END OF QUARTER           $ 1,091     $ 1,590
                                                          =======     =======






                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)



(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1994 financial statements have been reclassified to conform to the 1995 presentation. The operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Outstanding options and warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

(2)  FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992. Since commencing the restructuring, the Company reduced bank borrowings by approximately $30,000,000 and achieved a debt to equity ratio of one-to-one. The Company also successfully restructured all loans originally targeted for restructuring. Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and to meet debt service requirements. The Company did not meet all of the conditions required to qualify for the automatic extension of the NationsBank loan which has an outstanding balance of $7.6 million and a May 1, 1995 maturity date creating an event of default on all three NationsBank loans with aggregate outstanding balances of $13.3 million. Management is negotiating an extension for the three loans and is confident that NationsBank will extend the loans. In addition, to any scheduled curtailments in 1995 resulting from this restructure, a $1,000,000 payment is due in September 1995 on another loan. These curtailments are expected to be made with proceeds from the sale of commercial and business park land which secures the loans and proceeds from new project financings. In addition to these scheduled curtailments, a loan which had a balance at March 31, 1995 of approximately

$5,670,000 that is being curtailed with the proceeds from the sale of residential lots, matures in September of 1995. This loan, if not fully paid, is expected to be significantly reduced prior to its maturity date and it is anticipated that the remaining balance will be extended, although there are no contractual extensions on the loan. In addition, as discussed in Note 4, the Company will no longer receive distributions from HDA, as a result of the Company's distribution of Equus Gaming Company L.P. ("Equus") Units representing a 99% limited partnership interest in Equus to IGC Unitholders in February, 1995. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited and it may become necessary for the Company to negotiate with its lenders to reschedule future payments.
In addition, project financings will be necessary to fund the continued development of land inventory to generate the necessary lot sales to meet the Company's operating obligations. Pending legal proceedings may also adversely affect the Company's liquidity, including the timing and/or terms of any financing.

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

     The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995. Management expects that the Clinton Administration will submit a bill to Congress during 1995 which, if enacted, will dramatically impact subsidized housing programs and which could significantly reduce the proceeds available to the Company. If this occurs, management will need to reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under the LIHPRHA program, an alternative exit strategy would be to convert the projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three years. The Company's share of proceeds of any sales of the projects have been assigned to the FDIC and NationsBank for repayment of debt totalling approximately $22.2 million at March 31, 1995.

     A LIHPRHA application was filed for a fifth project in Puerto Rico in March 1994. The timetable for completing the LIHPRHA processing is approximately two years. However, if proposed legislation is enacted, management may withdraw the application.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of March 31, 1995, IGC manages and is a general partner in 29 real estate partnerships which own 32 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is also a limited partner in many of these partnerships. The apartment projects are financed by non-recourse mortgages. Of the 6,559 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     The following table summarizes IGC's investment in residential rental partnerships:

                                                   March 31,      December 31,
                                                     1995            1994
                                                  -----------     -----------
                                                  (Unaudited)      (Audited)
                                                         (In thousands)

Long-term receivables, net of deferred
  income of $3,687 and $3,778 at
  March 31, 1995 and December 31, 1994,
  respectively                                       $ 2,991         $ 3,368
Investment in partnerships                             7,075           6,608
                                                     -------         -------
                                                     $10,066         $ 9,976
                                                     =======         =======


     The combined condensed statements of income and the combined condensed statements of cash flow for the three month periods ended March 31, 1995 and 1994, and the combined condensed balance sheets as of March 31, 1995 and December 31, 1994 are shown below for the partnerships owning residential rental properties:

                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1995 (1)         1994 (1)
                                                 -----------      -----------
                                                         (In thousands)

Revenues                                           $10,174          $11,164
                                                   -------          -------
Operating expenses
  Depreciation                                       1,601            1,532
  Other                                              8,383            8,666
                                                   -------          -------
                                                     9,984           10,198
                                                   -------          -------
Net income                                         $   190          $   966
                                                   =======          =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase"), New Forest Apartments General Partnership ("New Forest") and Lancaster Associates L.P. ("Lancaster") are excluded from these statements. The operations of these partnerships are consolidated in the Company's consolidated statements of income for the three month periods ended March 31, 1995 and 1994.

                             HOUSING PARTNERSHIPS'
                       COMBINED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S

                                                    March 31,      December 31,
                                                      1995 (1)        1994 (1)
                                                   -----------     -----------
                                                           (In thousands)

Rental apartments, at cost                           $239,295        $244,169
Accumulated depreciation                              (96,647)        (81,772)
                                                     --------        --------
                                                      142,648         162,397
                                                     --------        --------
Restricted cash and marketable securities:
  Residual receipt accounts                             6,516           6,286
  Replacement reserves and escrows                      8,983          10,209
                                                     --------        --------
    Total restricted cash and marketable securities    15,499          16,495

Cash and certificates of deposit                        5,870           4,264
                                                     --------        --------
    Total cash and marketable securities               21,369          20,759
                                                     --------        --------
Other assets                                            4,340           4,284
                                                     --------        --------
    Total assets                                     $168,357        $187,440
                                                     ========        ========


                       LIABILITIES AND PARTNERS' CAPITAL

                                                    March 31,      December 31,
                                                      1995 (1)        1994 (1)
                                                   -----------     -----------
                                                           (In thousands)

Non-recourse mortgage notes and accrued interest     $171,822        $172,561
Loans and interest payable to the Company              19,508          19,390
Other liabilities                                       3,950           3,633
                                                     --------        --------
    Total liabilities                                 195,280         195,584
                                                     --------        --------
Partners' capital
  Capital contributions, net of distributions          (1,590)            236
  Accumulated deficit                                 (25,333)         (8,380)
                                                     --------        --------
    Total partners' capital                           (26,923)         (8,144)
                                                     --------        --------
    Total liabilities and partners' capital          $168,357        $187,440
                                                     ========        ========

     (1) The assets, liabilities and partners' capital of Fox Chase, New Forest and Lancaster are excluded as they are consolidated in the Company's March 31, 1995 and December 31, 1994 financial statements.

                              HOUSING PARTNERSHIPS'
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1995 (1)        1994 (1)
                                                 -----------      -----------
                                                         (In thousands)


Revenues                                           $10,174          $11,164
                                                   -------          -------

Cash expenditures
  Total expenses                                     9,984           10,198
  Less - Depreciation                               (1,601)          (1,532)
         Other non-cash expenses                       (87)            (151)
                                                   -------          -------
                                                     8,296            8,515

  Mortgage principal                                   870              471
  Capital additions                                    288              165
                                                   -------          -------
      Total cash expenditures                        9,454            9,151
                                                   -------          -------
Cash flow before distributions                     $   720          $ 2,013
                                                   =======          =======


     (1) The cash flow activities for Fox Chase, New Forest and Lancaster are excluded from these statements. The cash flow activities for these entities are reflected in IGC's Consolidated Statements of Cash Flow for the three month periods ended March 31, 1995 and 1994.


     The FHA, Puerto Rico Housing Finance Corporation ("PRHFC"), State and District of Columbia housing agencies and the partnership agreements require that the accumulation of cash in the partnerships be sufficient to liquidate all current liabilities before distributions to partners are permitted. Most of the partnership agreements provide that IGC, as general partner, receive a zero to 5% interest in profits, losses and cash flow from operations until such time as the limited partners have received distributions equal to their capital contributions. Thereafter, IGC, as general partner, generally shares in 50% of cash distributions from operations. During 1994, seven partnerships were released from these restrictions as part of mortgage refinancings.

(4)  INVESTMENT IN REAL ESTATE VENTURES RELATING TO HORSE RACING

     Housing Development Associates, S.E. ("HDA"), a limited partnership that owns the only thoroughbred race track in Puerto Rico, was owned 1% by IGC and 82% by Equus Gaming Company L.P. ("Equus") at March 31, 1995 and 68% by IGC and its consolidated subsidiaries at December 31, 1994.

     Equus was formed on September 17, 1993 as a general partnership between IGC and IBC to hold their interests in HDA and to hold all of the stock of Virginia Jockey Club, Inc. ("VJC"). VJC was formed in April of 1993 to apply for licenses from the Commonwealth of Virginia to construct, own and operate Virginia's first thoroughbred racing and pari-mutuel wagering facility.
Through a series of transactions completed in August 1994, Equus was restructured as a limited partnership between IGC and a wholly-owned subsidiary of IGC, Equus Management Company ("EMC"), for the purpose of holding all of IGC's ownership interests in real estate assets employed in thoroughbred racing and related wagering businesses.

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

     A Registration Statement was filed with the Securities and Exchange Commission ("SEC") for the distribution of Equus limited partnership units ("Equus Units") representing a 99% limited partnership interest in Equus, and arrangements were made to list Equus Units on NASDAQ. The Registration Statement was declared effective by the SEC on January 10, 1995 and the distribution of the Equus Units ("Distribution") took place on February 6, 1995 when IGC distributed 5,128,372 Equus Units to IGC Unitholders. The Distribution was made on the basis of one Equus Unit for every two IGC Units outstanding on the record date of January 25, 1995. As a result of the Distribution, IGC's total revenues and net income for the quarter ended March 31, 1995 were reduced by $134,000 and increased by $31,000, respectively.

     IGC, through EMC, continues to manage Equus following the Distribution. Certain directors and officers of EMC, including EMC's chief executive officer, also continue to serve as officers and directors of IGC's managing general partner, IGMC. IGC and EMC together have retained a 1% general partnership interest in Equus.

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

     Prior to the Distribution, during the first quarter of 1995, IGC agreed to transfer to Equus all but 1% of its remaining capital interest in HDA for no additional consideration. The transfer is required to take place on February 7, 1996, unless prior to that date HDA dissolves, liquidates or adopts a plan of liquidation, or sells or enters into a definitive agreement to sell the Race Track. If any of the foregoing occurs before February 7, 1996, IGC's obligation to transfer the capital interest will be cancelled.

     At March 31, 1995, the Company's financial statements reflect the equity method of accounting for its investment in Equus, including its investments in HDA and VJC. Because IGC is the 1% general partner of Equus, it has the ability to exercise significant influence over Equus' operating and financial policies and the equity method is considered appropriate. At December 31, 1994, IGC's investment in Equus was consolidated in the Company's financial statements, since IGC owned a majority interest in Equus at this date.

     The Company's financial statements reflect the equity method of accounting for its investment in HDA at March 31 and December 31, 1994. HDA is a special partnership under Puerto Rico law and partners of such partnerships are not liable for losses in excess of their investment. Due to the costs related to the refinancing of HDA debt in 1993 and HDA cash distributions, the partners' capital account was in a deficit position throughout 1994. As a result, the Company could not recognize equity in earnings of HDA until the accumulated deficit was eliminated by future earnings and IGC did not recognize earnings from HDA during the three month period ended March 31, 1994.

(5)  DEBT

     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:


                                            Stated   Outstanding  Balance at:
                              Maturity     Interest   March 31,   December 31,
Description by Lender           Date         Rate        1995         1994
- -------------------------  --------------  --------  ------------ ------------
                                                          (In thousands)
Non-recourse debt:
  Community Development
    Administration (11)    12-29-24         6.85%        $ 4,427      $ 4,438
  Community Development
    Administration (9)     10-01-27         9.575%         6,383        6,390
  Community Development
    Administration (9)     10-01-28         9.875%        11,932       11,943
  Supra & Co. (13)         None             Prime          1,242        1,514
                                            + 2.5%
  Supra & Co. (13)         08-02-09         Prime          2,372        2,372
                                            + 1.5% (2)
  Supra & Co. (13)         08-02-09         None   (2)       435          382
                                                         -------      -------
      Total non-recourse                                  26,791       27,039
                                                         -------      -------
Recourse debt:
  Citibank (10)            Demand           (1)            1,476        1,559
  NationsBank (5,7,12,16)  05-31-95         Prime            608          608
                                            + 1.5%
  NationsBank (5,7,12,16)  05-31-95         Prime          5,006        5,146
                                            + 1.5%
  NationsBank (5,7,12,16)  05-01-95         Prime          7,640        7,719
                                            + 1%
  Purchase money           Various from     9%-12%         1,959        2,081
    mortgages (5,15)       09-24-95 to
                           04-01-98
  Washington Savings (5,6) 12-27-95         8%               897        1,153
  Signet Bank (6,12)       09-01-95         Prime          5,670        6,533
                                            + 2%
  Wachovia Bank & Trust    11-30-95         Prime            299          337
    (5,7)                                   + .5%
  FDIC (5,7,12)            09-30-96         Prime          8,899        8,995
                                            + 1%
  1st National Bank of     12-29-97         Prime            460          460
    St. Mary's (6)                          + 1.5%
  1st National Bank of     09-21-95         9%               120          120
    St. Mary's (6)
  Banco Central Hispano    Demand           (4)              642           --
    (17)
  Banco Central
    Hispano (5)            12-31-97         (3)            5,724        5,175
  Wachovia Bank & Trust    Various from     7-1/2%            90           91
    (7)                    04-26-00 to
                           10-25-00

                                            Stated   Outstanding  Balance at:
                              Maturity     Interest    March 31,  December 31,
Description by Lender           Date         Rate        1995         1994
- -------------------------  --------------  --------  ------------ ------------

  Various (5,7,8,14)       Various from     Various          826        1,011
                           03-27-95 to
                           02-28-98
                                                         -------      -------
      Total recourse                                      40,316       40,988
                                                         -------      -------
      Total debt                                         $67,107      $68,027
                                                         =======      =======

Balance Sheet Classification
- ----------------------------

Mortgages and notes payable - Recourse debt              $   349      $   370
Related to community development -
  Recourse debt                                           36,728       36,661
  Non-recourse debt                                        4,049        4,268
Related to homebuilding projects - Recourse debt           1,763        2,398
Related to investment properties -
  Recourse debt                                            1,476        1,559
  Non-recourse debt                                       22,742       22,771
                                                         -------      -------
      Total debt                                         $67,107      $68,027
                                                         =======      =======

 (1) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 7.96% and 6.70% at March 31, 1995 and December 31, 1994, respectively.
 (2) On August 2, 1994, HDA distributed a receivable from Land Development Associates S.E. ("LDA") to Supra & Co. which included principal and accrued interest. The accrued interest was distributed as a non-interest bearing note. The interest bearing note has an interest rate of prime plus 1.5% with a floor of 6% and a ceiling of 9%. At March 31, 1995 and December 31, 1994 the interest rate was 9.0%.
 (3) Interest rate is 936 rate plus 3%, with minimum of 6% and maximum of 9%. The rate at March 31, 1995 and December 31, 1994 was 9% and 8.57%, respectively.
 (4) Each advance made under this line of credit will bear interest at 1% over Citibank prime rate. At March 31, 1995, the interest rate was 10%.
 (5)  These facilities are collateralized by land and improvements.
 (6)  These facilities are collateralized by land and housing.
 (7)  These facilities are collateralized by receivables.
 (8)  These facilities are collateralized by land and building.
 (9)  These facilities are FHA mortgages on apartment projects.
(10)  This loan is collateralized by a letter of credit.
(11) This facility is a mortgage on an apartment project insured by the Maryland Housing Fund.
(12)  These facilities are collateralized by investments in partnerships.
(13)  This entity is a minority partner in LDA.
(14)  These facilities are collateralized by vehicles.
(15) A $73,000 payment on a purchase money mortgage with an outstanding balance of $375,000 is past due. The Company is preparing a request for an extension of this payment which, if accepted, will cure this event of default.

(16) These facilities are cross-collateralized and cross-defaulted. An event of default has occurred with respect to these loans, as one of the loans matured on May 1, 1995, and the outstanding loan balance has not been satisfied.
(17) This facility is collateralized by the Company's 80% partnership interest in LDA and by assignment of 70% of net cash distributions from LDA or any other receivable from LDA to the Company.

(6)   RELATED PARTY TRANSACTIONS

      James J. Wilson, Chief Executive Officer of the Company has an ownership interest in various entities to which IGC provides management services. These entities and their relationships to IGC are as follows:

                                     IBC or Affiliate           IGC
                                   --------------------  --------------------
                                            Limited               Limited
                                            and Limited           and Limited
                                   General  Liability    General  Liability
                                   Partner  Partner      Partner  Partner
                                   -------  -----------  -------  -----------

Chastleton                          .99%          --       .01%         --
Coachman's Land
  ("Coachman's")                      1%         49%         1%        49%
Santa Maria Associates,
  S.E. ("Santa Maria")                --         99%         --         1%
El Monte Properties, S.E.
  ("El Monte")                        --         99%         --         1%
Rolling Hills Associates,
  Limited Partnership
  ("Rolling Hills")                   1%         49%         --         --
Village Lake Associates
  Limited Partnership
  ("Village Lake")                   99%          --         --         --
Capital Park Associates
  ("Capital Park")                   (a)
Smallwood Village Associates,
  Limited Partnership ("SVA")         1%         51%         --         --
Smallwood Village Office
  Building Associates Limited
  Partnership ("SVOBA")              25%          --         --         --
IBC, General Partner of IGC           --          --         --         --


     (a) An affiliate of IBC holds notes receivable that are secured by the existing general partners' interest in the partnership.

     Transactions between the above entities and IGC are described in the following tables.


                               REVENUE FOR THE QUARTER ENDED MARCH 31, 1995
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                 $ 16      $ --     $16    $(16)    $ --
Coachman's (a,j)                   99       166     265      --      265
Santa Maria                        20        --      20      --       20
El Monte                           24        --      24      --       24
Rolling Hills (b,k)               365        --     365      --      365
Village Lake (a)                   32        --      32      --       32
Capital Park                       77        --      77      --       77
SVA                                17        --      17      --       17
SVOBA                               3        --       3      --        3
IBC                                 8         8      16      --       16
                                 ----      ----    ----   -----     ----
                                 $661      $174    $835   $ (16)    $819
                                 ====      ====    ====   =====     ====



                                   RECEIVABLES AT MARCH 31, 1995
                                            (In thousands)
                      --------------------------------------------------------
                                Outstanding Balance
                      ---------------------------------------
                                 Working
                                 Capital Land/
                      Management Loans   Asset                          Book
                         Fees     (e)    Sales Interest Total Reserved Balance
                      ---------- ------- ----- -------- ----- -------- -------

Chastleton (h)          $293      $30    $ --    $ --    $323  $(293)   $ 30
Coachman's (f,j)          --      116      --      --     116     --     116
Santa Maria                7       --      --      --       7     --       7
El Monte                  31      (34)     --      --      (3)    --      (3)
Rolling Hills (k)        335        2      --      --     337     --     337
Village Lake              32        1      --      --      33     --      33
Capital Park              36        3      --      --      39     --      39
SVA (g)                    2        1      --      --       3     --       3
SVOBA                      1       --      --      --       1     --       1
IBC (d,i,j)                2        6     302       8     318     --     318
                        ----     ----    ----    ----  ------  -----    ----
                        $739     $125    $302    $  8  $1,174  $(293)   $881
                        ====     ====    ====    ====  ======  =====    ====

                               REVENUE FOR THE QUARTER ENDED MARCH 31, 1994
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                  $18      $ --    $ 18   $(12)     $  6
Coachman's (a)                      5         4       9     (9)       --
Santa Maria                        14        --      14     --        14
El Monte                           25        --      25     --        25
Rolling Hills (b)                  23        --      23    (14)        9
Village Lake (a)                    7        --       7     (7)       --
Capital Park                       61        --      61     (1)       60
SVA                                16        38      54    (40)       14
SVOBA                               2        --       2     --         2
IBC                                 8        21      29     (5)       24
                                 ----      ----    ----   ----      ----
                                 $179      $ 63    $242   $(88)     $154
                                 ====      ====    ====   ====      ====



                                  RECEIVABLES AT DECEMBER 31, 1994
                                           (In thousands)
                      --------------------------------------------------------
                                Outstanding Balance
                      ---------------------------------------
                                 Working
                                 Capital Land/
                      Management Loans   Asset                          Book
                         Fees     (e)    Sales Interest Total Reserved Balance
                      ---------- ------- ----- -------- ----- -------- -------

Chastleton (h)          $277     $ 30    $ --    $ --  $  307 $ (277)   $ 30
Coachman's (f)            93      211      --     160     464   (315)    149
Santa Maria                4       --      --      --       4     --       4
El Monte                  13       --      --      --      13     --      13
Rolling Hills            352        3      --      --     355   (352)      3
Village Lake              26        1      --      --      27    (26)      1
Capital Park              18        7      --      --      25     --      25
SVA (g)                    3       --      --      --       3     (3)     --
SVOBA                      1       --      --      --       1     --       1
IBC (d,i,j)                2       --     302      --     304     --     304
                        ----     ----    ----    ----  ------  -----    ----
                        $789     $252    $302    $160  $1,503  $(973)   $530
                        ====     ====    ====    ====  ======  =====    ====


(a) The management fee was reduced from 5% to 2.5% until the project has positive cash flow.
(b) The management fee was reduced from 4.5% to 2.5% until the project has positive operating cash flow.
(c) Management agreed that it would defer all management fees until Chastleton had sufficient cash flow to fund operations and to subordinate 50% of its management fee until IBC has recovered its operating advances.

(d) During 1990, IBC purchased IGC's general partner interest in and notes receivable from Chastleton. The unpaid portion of this purchase was satisfied on December 30, 1994.
(e) Working capital loans include operating advances and reimbursements due for common expenses.
(f) IBC has the funding obligation for operating deficits. IGC equally shares the general and limited partnership interest with IBC, since IGC funded these deficits.
(g) During 1990, in satisfaction of outstanding advances of $1.7 million due IGC from IBC, IBC transferred to IGC a $3.8 million note receivable due from SVA. This note was purchased back by IBC on December 30, 1994.
(h)  IBC has the funding obligation for operating deficits.
(i) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.
(j) During 1989, IBC purchased 5.01 acres of commercial land. IGC accepted a note receivable for 80% of the $1,092,000 purchase price. The note is collateralized by IBC's ownership interest in Santa Maria and Village Lake. On December 23, 1994, Lakeside, a wholly owned subsidiary of the Company purchased the remaining 1.23 acres of this land from IBC for the development of rental units for senior citizens, for its appraised value of $440,000. Lakeside paid $88,000 to IBC and issued a note payable for the remaining $352,000. The note is payable upon the earlier of final closing of permanent financing of the rental project or December 31, 1996.

     During the first quarter of 1995, IBC assigned the note receivable due from Lakeside to IGC in satisfaction of past due receivables from Coachman's. The collection of the majority of the Coachman's receivables had previously been questionable and $335,000 had been reserved. This transaction resulted in income recognition of $328,000 of management fees, working capital loan recoveries and accrued interest during the first quarter of 1995.
(k) The performance of this project has improved and the project is now producing positive cash flow. During the first quarter of 1995, partial payments were made of past due management fees owed to the Company. The collection of the remaining receivable balance is now considered probable and the reserves related to this receivable were reversed during the first quarter of 1995.


     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's principal executive offices are located. A total of 23,400 square feet of office space is leased by IGC and affiliates at approximately $282,000 per year (subject to adjustment for inflation). The lease expires in the year 2001. During the three months ended March 31, 1995 and 1994, IGC's rent for its share of the leases was $48,000 and $44,000, respectively.

     IGC provides management services to HDA pursuant to a management agreement which has a term ending in December 2004. The management agreement provides for an annual fee of $250,000, adjusted by the percentage increase in the Consumer Price Index ("CPI") over the prior year. The HDA management fees earned in the first three months of 1995 and 1994 were $66,000 and $64,000, respectively.

     IGC provides administrative support services to Equus Gaming Company L.P. pursuant to a Master Support and Services Agreement. During the first quarter of 1995, IGC received $50,000 in connection with such services.

     IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $66,000 and $51,000 for the three months ended March 31, 1995 and 1994, respectively.

     American Family Homes, a wholly owned subsidiary of IGC, leases 3000 square feet of commercial space from IBC which is used for one of its sales centers. The lease has a term of two years and expires on January 31, 1997. Rent expense associated with this lease during the first quarter of 1995 was approximately $10,000.

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

     On March 31, 1995, IGC sold two parcels in the Parque Escorial development in Puerto Rico to Compri Caribe Development Corp. ("Compri"), a corporation wholly owned by Jorge Colon Nevares, a director of the Company's managing general partner for use in its operations. The terms of sale provided for a sales price of $3,453,000, of which $693,000 was paid in cash, and the remainder of which was satisfied by a note in the amount of $2,760,000. The note is collateralized by the land parcels and bears interest at a rate of 10% per annum commencing at the earlier of infrastructure completion or December 15, 1995. Monthly payments of principal and interest totalling $27,000 are due monthly commencing May 1, 1995 with a balloon payment due at maturity on April 1, 1998.

     Concurrent with the transaction described above, the Company executed a contract of sale with Compri for three other land parcels in the Parque Escorial development. The terms of the agreement provide for a base purchase price of $3,397,000, subject to monthly escalations of one percent per month for each month that transpires from the earlier of infrastructure completion or December 15, 1995, and the date that settlement of the sale occurs. The closing of the transaction is to take place at the earlier of March 31, 1996 or 30 days following completion of certain infrastructure and other improvements described in the sales agreement. A 20% cash payment is due at closing, with the remainder to be satisfied by an interest bearing note collateralized by the land parcels. The note is to bear interest at a fixed rate of prime plus one percent at the closing date, and is payable in thirty-five monthly installments of principal and interest of $27,000, with a balloon payment due at maturity.

(7)  COMMITMENTS AND CONTINGENCIES

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the

Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. A representative of the U.S. Attorney has advised the Company that the investigation is expected to be completed during the second quarter at which time the U.S. Attorney will determine whether to charge the Company with a violation of the Clean Water Act or other laws. Management believes the Company has complied with applicable laws and regulations governing wetlands practices, and therefore intends to defend vigorously if charged by the U.S. Attorney with any violation relating to wetlands practices. Nonetheless, the Company is not presently in a position to determine whether it will be charged with a violation of any laws, or if charged, what the outcome will be. The accompanying consolidated financial statements as of and for the three months ended March 31, 1995, do not include any provisions for obligations which may result in connection with this matter.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The real estate industry is cyclical, and is especially sensitive to fluctuations in economic activity and movements in interest rates. Residential lot sales and sales of new homes are affected by market conditions for rental properties and by the condition of the resale market for used homes, including foreclosed homes in certain cities as well as the competitive supply of other new homes for sale. An oversupply of rental real estate depresses rents and reduces incentives for renters to purchase homes. An oversupply of resale units depresses prices and reduces the margins available to builders on sales of new homes. In addition, the slowing of the economy and its impact on consumer spending, particularly in over built markets, can adversely impact both commercial and residential development activity, including the demand for housing.

     The Company's community development and homebuilding sales are greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates as well as the existing supply of commercial and residential properties. The Company anticipates increased land sales with the addition of the new Puerto Rico planned community, Parque Escorial, to its available inventory. In addition, lots in the third St. Charles Village, Fairway, are scheduled to be available for sale early in 1996. In spite of the relatively favorable interest rate environment during the first quarter of 1995, the general market conditions in the areas where IGC's Semi-Custom Homebuilding Division operates softened. In St. Charles, the Company's recent focus has been on lot sales to other builders due to the more favorable gross margin provided by such sales. As a result, competition from other builders has increased resulting in a decline in the Company's homebuilding operations in this market area. Due to these competitive conditions and cost factors, the Company expects to downsize their homebuilding operations during the second and third quarters. This will permit the Company to increase its focus on the more profitable land sale operations while continuing limited homebuilding in geographic areas of greatest profit potential.

     The following discussion and analysis covers changes in the results of operations for the three months ended March 31, 1995 as compared to the results for the three months ended March 31, 1994.

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     The Company's net income for the three months ended March 31, 1995 totalled $320,000 versus net income of $2.1 million for the three months ended March 31, 1994. Factors giving rise to changes in the Company's operating results during these periods are further described below.

     Revenues. Revenues for the three months ended March 31, 1995 decreased 13% to $10.9 million from $12.6 million in the prior year comparable period. This was due primarily to a decrease in equity in earnings from partnerships and development fees, and a decrease in revenues from home sales. Partially offsetting the declines in these categories were increases in revenues from land sales, management and other fees and apartment rental revenues.

     Land sales increased $2.7 million or over 130% to $4.7 million for the three months ended March 31, 1995 from $2 million for the same period in 1994. The increase in 1995 is primarily attributable to the sale of two commercial parcels in the Parque Escorial Development in Puerto Rico during the first quarter of 1995. Also contributing to the increase in revenues from land sales was an increase in residential lot sales in St. Charles, Maryland. Somewhat offsetting these increases were declines in St. Charles commercial and business park land sales, declines in residential lot sales in the Montclair and Westbury developments and a decline in the average single-family lot size and price in St. Charles. The decline in commercial and business park land sales in St. Charles is attributable primarily to the cyclical nature of commercial development. The decline in residential lot sales in Montclair is attributable to increased competition in this market area as well as to a softening of market conditions. The decline in residential lot sales in Westbury is due to a decline in market demand and to the depletion of the Company's inventory of residential single-family lots in this development. The Company is currently in the process of converting 34 townhome lots in the Westbury development into 14 additional single-family lots which will be used in the Company's homebuilding operations. This conversion is being completed due to the higher demand for single-family lots in this market area.

     Land sales for the three months ended March 31, 1995 and 1994 are summarized as follows:
                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                        1995             1994
                                                        ----             ----
                                                            (In thousands)
Commercial and business parks
  St. Charles (1 acre in 1995, 7 acres in 1994)        $  128           $  624
  Puerto Rico (3 acres in 1995)                         3,265               --

Residential
  St. Charles
    Developed single-family lots
      (31 in 1995, 16 in 1994)                          1,307              759
  Montclair
    Semi-developed multi-family lots (44 in 1994)          --              485
  Westbury developed single-family lots (2 in 1994)        --               52

Recognition of deferred income - Puerto Rico               --              123
                                                       ------           ------
                                                       $4,700           $2,043
                                                       ======           ======
Average residential lot sales price
  St. Charles
    Developed single-family lots                       $   42           $   47
  Montclair
    Semi-developed multi-family lots                       --               11
  Westbury developed single-family lots                    --               26

     Home sales decreased $2.0 million or 41% to $2.9 million for the three months ended March 31, 1995 from $4.9 million for same period of 1994. This decrease was attributable primarily to a decline in the volume of units sold in the first quarter of 1995 as compared to this same period in 1994. This decrease in units sold is summarized as follows:

                                        Three Months Ended March 31,
                          -----------------------------------------------------
                                      1995                        1994
                          -------------------------    ------------------------
                          Average                      Average
                           Sales    Units              Sales    Units
                           Prices   Closed Backlog     Prices   Closed  Backlog
                          -------   ------ -------     ------   ------  -------
                      (In thousands)               (In thousands)
Home Sales
  Semi-Custom
    Homebuilding Division
      (excludes lots)         $ 93     22      89        $ 78      40     139
  Tract Homebuilding
    Division
      St. Charles, MD          149      6       8         153      12      27
      Lexington Park, MD        --     --      --          --      --       1
      Montclair, VA             --     --      --          --      --       1
                              ----    ---     ---        ----     ---     ---
                              $105     28      97        $ 95      52     168
                                      ===     ===                 ===     ===

     The decline in home sales is due to a softening of market conditions in the areas where the Company's Semi-Custom Homebuilding Division operates. Also contributing to the decline is an increased focus by the Company on lot sales in St. Charles. Due to the more favorable profit margins generated by lot sales, the Company has placed increasing emphasis on lot sales to third party builders, versus using the lots in the Company's homebuilding division. This has resulted in increased competition in St. Charles and has been a factor in the decline in IGC's home sales in this market area.

     Revenues from investment properties, management and other fees and interest and other income totalled $3.3 million for the three months ended March 31, 1995 as compared to $5.6 million for the same period of 1994. The changes from period to period are summarized below:

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     1995             1994
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Equity in earnings from partnerships
    and development fees                            $  694           $3,458
  Apartment rental revenues                          1,147            1,051
Management and other fees                            1,355              969
Interest and other income                               97               99
                                                    ------           ------
                                                    $3,293           $5,577
                                                    ======           ======

     Equity in earnings from partnerships and development fees decreased $2.8 million or 80% during the first quarter of 1995 as compared to this same period in 1994. During the first quarter of 1994, the Company received distributions which were recognized as revenue, from four Puerto Rico apartment projects that were refinanced. The revenue from these distributions in 1994 is the principal reason that equity in earnings from partnerships decreased during the three months ended March 31, 1995 as no similar distributions in connection with refinancings were received during the first quarter of 1995.

     Apartment rental revenues increased $96,000 or 9% during the first quarter of 1995 as compared to this same period during the prior year. This was due to both an increase in rental rates for the consolidated apartment projects and to a decline in their overall vacancy rates during the first quarter of 1995 in comparison with the same period in 1994.

     Management and other fee revenues increased $386,000 or 40% during the first three months of 1995 as compared to this same period in 1994. This was due primarily to the recognition during the first quarter of 1995 of management fees related to prior periods. Prior to 1995, doubt as to the collectibility of these management fees existed and as a result, the fees were reserved. However, during the first quarter of 1995, the performance of the two multi-family projects from which the fees were due continued to improve indicating that collection of the fees is probable and that recognition of the prior year's fees as revenue is appropriate. In addition, IBC assigned a note receivable from a wholly owned subsidiary of the Company, to IGC in satisfaction of past due management fees from a multi-family project for which IBC is responsible for deficit funding. Also contributing to the increase in management fee revenues was $50,000 received from Equus during the first quarter of 1995 for administrative support services. As discussed in Note 4 to the March 31, 1995 consolidated financial statements, IGC has continued to provide administrative support services to Equus following the Distribution to IGC Unitholders.

     Interest and other income for the three months ended March 31, 1995 was comparable with that for the three months ended March 31, 1994.

GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING.

     Gross profits from community development increased to 41% from 40% due primarily to a reduction of period costs as a percentage of total land sales. Gross profits before period costs were 45% during the first quarter of 1995 compared to 48% during the first quarter of 1994. Gross profits from community development are summarized as follows:

                                           Three Months Ended March 31, 1995
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)
Commercial and business parks
  St. Charles                            $  128     $  44       $  84      66%
  Puerto Rico                             3,265     1,728       1,537      47%

Residential
  St. Charles
    Developed single-family lots          1,307       826         481      37%

Period costs                                 --       177        (177)      --
                                         ------    ------      ------
                                         $4,700    $2,775      $1,925      41%
                                         ======    ======      ======


                                           Three Months Ended March 31, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                            (In thousands, except % amounts)
Commercial and business parks
  St. Charles                            $  624    $  181      $  443      71%

Residential lots
  St. Charles
    Developed single-family lots            759       384         375      49%
  Montclair
    Semi-developed multi-family lots        485       431          54      11%
  Westbury developed single-family lots      52        50           2       4%

Puerto Rico
  Recognition of deferred income            123        20         103      84%

Period costs                                 --       160        (160)      --
                                         ------    ------      ------
                                         $2,043    $1,226      $  817      40%
                                         ======    ======      ======

     Gross profits from homebuilding operations for the three months ended March 31, 1995 and 1994 are summarized as follows:

                                              Three Months Ended March 31,
                                          ------------------------------------
                                               1995                  1994
                                          ---------------       --------------
                                                  Gross                Gross
                                                  Profit               Profit
                                                  Margins              Margins
                                                  -------              -------
                                          (In thousands, except % amounts)

Home sales                                $2,935                $4,949
Cost of sales                              2,745                 4,289
                                          ------                ------
Gross profits                             $  190     6%         $  660    13%
                                          ======                ======


     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including pricing, efficiency of homebuilding operations, financing costs (including costs of subsidizing customer financing, if any) and differences in gross profit margins between the homebuilding divisions. The lower margins in 1995 are primarily due to a reduction in the volume of units settled in the first quarter of 1995 which resulted in an increase in carrying costs on a per unit basis.

     Selling and Marketing, General and Administrative, Rental Apartment Expenses, Depreciation and Amortization and Interest Expense. These expenses for the three months ended March 31, 1995 and 1994 were as follows:

                                                      1995             1994
                                                   ----------       ----------
                                                         (In thousands)

Selling and marketing                                 $  378           $  284
General and administrative                             2,337            1,949
Rental apartment expenses                              1,095            1,120
Depreciation and amortization                            132              145
Interest expense                                         490              465
                                                      ------           ------
                                                      $4,432           $3,963
                                                      ======           ======


     Selling and marketing expense increased $94,000 or 33% during the first quarter of 1995 as compared to this same period in 1994. This increase was attributable to increased advertising costs associated with the Company's community development and homebuilding activities and to increased overhead costs associated with model homes and sales centers maintained by the Company's homebuilding division.

     General and administrative expenses increased $388,000 or 20% during the first three months of 1995 as compared to the first three months of 1994. This increase was attributable to an increase in legal fees of $28,000, an increase in consulting fees of $108,000, an increase in salaries and benefit costs of $191,000, an increase in travel and entertainment expenses of $37,000 and an increase in office rent of $16,000. The increase in legal fees during the first quarter of 1995 was due primarily to the Company's increased involvement in legal proceedings during the first quarter of 1995 as further described in
Note 7 to the March 31, 1995 consolidated financial statements. The increase in consulting fees was due to the payment of consulting fees to former executives of the Company during the first quarter of 1995; no similar fees were incurred during the comparable period of 1994. The increase in salaries and benefits costs was due in part to an approximately 4% general salaries and wage increase which was effective January 1, 1995. Also contributing to this increase was an increase in staff levels in the Company's homebuilding operations and to the upgrade of certain staff positions in the United States operations. The increase in travel and entertainment expenses was attributable to the expansion of the Company's operating activities into new geographic areas in the United States and Puerto Rico during the first quarter of 1995.

     Rental apartment expense decreased $25,000 or 2% during the first quarter of 1995 as compared to the same period in 1994. This decrease was due primarily to reduced interest expense associated with Lancaster Apartments, which resulted from a refinancing of this project's debt in December of 1994. As a result of the refinancing, the interest rate on the project's debt was reduced from 10.3% to 6.85%.

     Depreciation and amortization expense declined $13,000 or 9% during the first quarter of 1995 as compared to the first quarter of 1994, due to certain fixed assets, financing fees and similar assets becoming fully depreciated or amortized during 1994 and the first quarter of 1995.

     Interest expense increased $25,000 or 5% during the first quarter of 1995 compared to the same period in 1994. Much of IGC's debt bears interest at rates which vary in relation to market interest rates. A rise in general market interest rates was the principal reason for the increase in IGC's interest expense during the first quarter of 1995, as compared to that for the first quarter of 1994.

     Provision for Income Tax. The provision for Puerto Rico income taxes decreased to $407,000 for the first quarter of 1995 as compared to $1 million in the first quarter of 1994. In the first quarter of 1994, the Company had higher taxable income resulting from distributions received from a partnership in Puerto Rico that refinanced four apartment projects. No taxable income of this magnitude was recognized by the Company's Puerto Rico operations during the first quarter of 1995, resulting in a decline in the Company's tax provision.

     Minority Interest. The minority partner's interest increased by $271,000 during the first quarter of 1995 in comparison with the same period of the prior year. This increase was due primarily to the minority partner's 20% interest in the profit recognized on the sale of two commercial parcels in the Parque Escorial development in Puerto Rico during the first quarter of 1995.

FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital. In response to the decline in the real estate markets and the decline in the availability of financing, the Company undertook a financial restructuring in 1992. Since commencing the restructuring, the Company reduced bank borrowings by approximately $30,000,000 and achieved a debt to equity ratio of one-to-one. The Company also successfully restructured all loans originally targeted for restructuring. Under the terms of IGC's loans, most of the cash flow generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and to meet debt service requirements. The Company did not meet all of the conditions required to qualify for the automatic extension of the NationsBank loan which has an outstanding balance of $7.6 million and a May 1, 1995 maturity date creating an event of default on all three NationsBank loans with aggregate outstanding balances of $13.3 million. Management is negotiating an extension for the three loans and is confident that NationsBank will extend the loans. In addition, to any scheduled curtailments in 1995 resulting from this restructure, a $1,000,000 payment is due in September 1995 on another loan. These curtailments are expected to be made with proceeds from the sale of commercial and business park land which secures the loans and proceeds from new project financings. In addition to these scheduled curtailments, a loan which had a balance at March 31, 1995 of approximately $5,670,000 that is being curtailed with the proceeds from the sale of residential lots, matures in September of 1995. This loan, if not fully paid, is expected to be significantly reduced prior to its maturity date and it is anticipated that the remaining balance will be extended, although there are no contractual extensions on the loan. In addition, as discussed in Note 4, the Company will no longer receive distributions from HDA, as a result of the Company's distribution of Equus Gaming Company L.P. ("Equus") Units representing a 99% limited partnership interest in Equus to IGC Unitholders in February, 1995. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited and it may become necessary for the Company to negotiate with its lenders to reschedule future payments.
In addition, project financings will be necessary to fund the continued development of land inventory to generate the necessary lot sales to meet the Company's operating obligations. Pending legal proceedings may also adversely affect the Company's liquidity, including the timing and/or terms of any financing.

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

     The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995. Management expects that the Clinton Administration will submit a bill to Congress during 1995 which, if enacted, will dramatically impact subsidized housing programs and which could significantly reduce the proceeds available to the Company. If this occurs, management will need to reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under the LIHPRHA program, an alternative exit strategy would be to convert the projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three years. The Company's share of proceeds of any sales of the projects have been assigned to the FDIC and NationsBank for repayment of debt totalling approximately $22.2 million at March 31, 1995.

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

ITEM 2. MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     An event of default has occurred with respect to three loans aggregating $13.3 million with NationsBank. The Company did not meet the requirements needed for the May 1, 1995 automatic extension of a loan with an outstanding balance of $7.6 million creating an event of default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

              None.

        b.    Reports on Form 8-K

              Form 8-K filed April 3, 1995 reporting the Distribution of Equus Gaming Company L.P. ("Equus") limited partnership Units, representing a 99% limited partnership interest in Equus to the Registrant's Unitholders. The Form 8-K included proforma financial information for the Registrant as of December 31, 1994 and for the year then ended reflecting the distribution of Equus Units to IGC Unitholders.

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


Dated:    May 15, 1995                      By:  /s/ James J. Wilson
        -----------------                        -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:    May 15, 1995                      By:  /s/ John E. Hans
        -----------------                        -----------------------------
                                                 John E. Hans
                                                 Senior Vice President and
                                                 Chief Financial Officer