Form 10-Q
period 1995-06-30
INTERSTATE GENERAL CO L P
filed 1995-08-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, OR

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
                                     INDEX





PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of Income for
                 the Six Months Ended June 30, 1995 and
                 1994. (Unaudited)                                           3

               Consolidated StatementS of Income for
                 the Three Months Ended June 30, 1995 and
                 1994. (Unaudited)                                           4

               Consolidated Balance Sheets at June 30, 1995
                 (Unaudited) and December 31, 1994.                          5

               Consolidated Statement of Changes in
                 Partners' Capital for the Six
                 Months Ended June 30, 1995.
                 (Unaudited)                                                 8

               Consolidated Statements of Cash Flow for the
                 Six Months Ended June 30, 1995 and 1994.
                 (Unaudited)                                                 9

               Consolidated Statements of Cash Flow for the
                 Three Months Ended June 30, 1995 and 1994.
                 (Unaudited)                                                10

               Notes to Consolidated Financial Statements.                  11

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               and Six Month Periods Ended June 30, 1995 and 1994.          25

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            38

Item 2.        Material Modifications of Rights of Registrant's             39
               Securities

Item 3.        Defaults Upon Senior Securities                              39

Item 4.        Submission of Matters to a Vote of Security Holders          39

Item 5.        Other Information                                            39

Item 6.        Exhibits and Reports on Form 8-K                             39

               Signatures                                                   40

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                       1995            1994
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $    9,686      $   16,719
  Homebuilding - home sales                              5,846          10,005
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                               1,330           4,255
    Apartment rental revenues                            2,314           2,158
  Management and other fees, substantially all
    from related entities                                2,276           1,876
  Interest and other income                                213             187
                                                    ----------      ----------
    Total revenues                                      21,665          35,200
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     5,024          10,671
  Cost of home sales                                     5,423           9,073
  Selling and marketing                                    733             680
  General and administrative                             4,893           3,903
  Rental apartment expenses                              2,194           2,173
  Depreciation and amortization                            265             307
  Interest expense                                       1,020           1,093
                                                    ----------      ----------
    Total expenses                                      19,552          27,900
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                  2,113           7,300
                                                    ----------      ----------

PROVISION FOR INCOME TAXES                                 557           2,835
                                                    ----------      ----------

INCOME BEFORE MINORITY INTERESTS                         1,556           4,465
  Minority interest                                        165             700
                                                    ----------      ----------
NET INCOME                                          $    1,391      $    3,765
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       14      $       38
  LIMITED PARTNERS                                       1,377           3,727
                                                    ----------      ----------
                                                    $    1,391      $    3,765
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .13      $      .37
                                                    ==========      ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                      10,253          10,085
                                                    ==========      ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)

                                                       1995            1994
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $    4,986      $   14,676
  Homebuilding - home sales                              2,911           5,056
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                                 636             797
    Apartment rental revenues                            1,167           1,107
  Management and other fees, substantially all
    from related entities                                  934             907
  Interest and other income                                116              88
                                                    ----------      ----------
    Total revenues                                      10,750          22,631
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     2,249           9,445
  Cost of home sales                                     2,678           4,784
  Selling and marketing                                    355             396
  General and administrative                             2,569           1,954
  Rental apartment expenses                              1,099           1,053
  Depreciation and amortization                            133             162
  Interest expense                                         530             628
                                                    ----------      ----------
    Total expenses                                       9,613          18,422
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                  1,137           4,209
                                                    ----------      ----------
PROVISION FOR INCOME TAXES                                 150           1,815
                                                    ----------      ----------
INCOME BEFORE MINORITY INTERESTS                           987           2,394
  Minority interest                                        (84)            722
                                                    ----------      ----------

NET INCOME                                          $    1,071      $    1,672
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       11      $       17
  LIMITED PARTNERS                                       1,060           1,655
                                                    ----------      ----------
                                                    $    1,071      $    1,672
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .10      $      .16
                                                    ==========      ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                      10,257          10,088
                                                    ==========      ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S


                                                    June 30,      December 31,
                                                      1995            1994
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)
CASH AND SHORT-TERM INVESTMENTS
  Cash                                               $  1,271       $  1,120
  Restricted cash                                       5,519          5,713
                                                     --------       --------
                                                        6,790          6,833
                                                     --------       --------

ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                              25,477         26,426
    Puerto Rico                                        24,897         26,103
    Other United States locations                      16,443         16,014
    Notes receivable on lot sales, net of
      reserves of $300 and $286
      as of June 30, 1995 and
      December 31, 1994, respectively                   4,118          1,256
    Other                                               1,285            262
                                                     --------       --------
                                                       72,220         70,061
                                                     --------       --------

ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                    3,201          4,384
  Mortgages receivable                                    229            222
  Receivables on home sales                                20            271
  Other                                                    76            121
                                                     --------       --------
                                                        3,526          4,998
                                                     --------       --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment in residential rental
    partnerships                                       10,513          9,976
  Investment properties, net of accumulated
    depreciation and amortization of
    $5,077 and $4,746 as of June 30,
    1995 and December 31, 1994, respectively           24,307         24,499
  Other receivables, net of reserves of
    $503 and $1,071 as of June 30,
    1995 and December 31, 1994, respectively            1,545          1,133
                                                     --------       --------
                                                       36,365         35,608
                                                     --------       --------

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                            A S S E T S (continued)



                                                    June 30,      December 31,
                                                      1995            1994
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)

OTHER ASSETS
  Property, plant and equipment, less
    accumulated depreciation of $2,102
    and $1,948 as of June 30, 1995 and
    December 31, 1994, respectively                     1,558          1,588
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $811 and $735 as of June 30,
    1995 and December 31, 1994, respectively            2,223          2,299
  Deferred costs regarding waste technology
    and other                                           2,547          2,126
                                                     --------       --------
                                                        6,328          6,013
                                                     --------       --------
    Total assets                                     $125,229       $123,513
                                                     ========       ========


























                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                   June 30,      December 31,
                                                     1995            1994
                                                  -----------    ------------
                                                  (Unaudited)     (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued
    liabilities                                      $  3,279       $  3,521
  Mortgages and notes payable                             322            370
  Accrued income tax liability                          5,023          4,553
                                                     --------       --------
                                                        8,624          8,444
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        36,792         36,661
  Non-recourse debt                                     3,805          4,268
  Accounts payable, accrued liabilities
    and deferred income                                 3,560          2,728
                                                     --------       --------
                                                       44,157         43,657
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         1,405          2,398
  Accounts payable and accrued liabilities              2,872          2,506
                                                     --------       --------
                                                        4,277          4,904
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,383          1,559
  Non-recourse debt                                    22,712         22,771
  Accounts payable and accrued liabilities              1,809          1,473
                                                     --------       --------
                                                       25,904         25,803
                                                     --------       --------
    Total liabilities                                  82,962         82,808
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                             4,336          4,322
  Limited partners' capital-10,257 and
    10,215 Units issued and outstanding as of
    June 30, 1995 and December 31, 1994,
    respectively                                       37,931         36,383
                                                     --------       --------
    Total partners' capital                            42,267         40,705
                                                     --------       --------
    Total liabilities and partners' capital          $125,229       $123,513
                                                     ========       ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------


1995
----
Balances, December 31, 1994            $ 4,322        $36,383         $40,705

Net income for the three
  months ended March 31, 1995                3            317             320

Employee/Director Unit
  options exercised                         --            171             171
                                       -------        -------         -------
Balances, March 31, 1995               $ 4,325        $36,871         $41,196

Net income for the three months
  ended June 30, 1995                       11          1,060           1,071
                                       -------        -------         -------
Balances, June 30, 1995                $ 4,336        $37,931         $42,267
                                       =======        =======         =======






















                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                (In thousands)
                                  (Unaudited)

                                                           1995        1994
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  1,391     $ 3,765
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             265         307
        Investment properties                                 331         313
      Provision for income taxes                              557       2,835
      Equity in earnings of partnerships                     (764)       (932)
      Increase in sponsor and developer fees
         from partnerships                                   (182)       (162)
      (Increase) decrease in
        Receivables                                        (2,869)        355
        Homebuilding assets                                 1,479         492
        Community development assets                          703       7,679
        Restricted cash                                       194      (5,905)
      Increase (decrease) in accounts payable,
        accrued liabilities and deferred income               868        (840)
                                                          -------     -------
  Net cash provided by operating activities                 1,973       7,907
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related
    to investment properties                                  135       4,668
  Net (acquisitions) dispositions of other assets            (579)        289
                                                          -------     -------
  Net cash (used in) provided by investing activities        (444)      4,957
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from HDA                                               --         613
  Cash proceeds from debt financing                         7,951       2,238
  Payment of debt                                          (9,500)    (15,598)
  Employee Unit options exercised                             171          69
  Cash distributions to partners                               --        (504)
                                                          -------     -------
  Net cash used in financing activities                    (1,378)    (13,182)
                                                          -------     -------

NET INCREASE(DECREASE) IN CASH AND SHORT-TERM INVESTMENTS     151        (318)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR          1,120       2,009
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, JUNE 30, 1995            $ 1,271     $ 1,691
                                                          =======     =======




                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                (In thousands)
                                  (Unaudited)
                                                           1995        1994
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  1,071     $ 1,672
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             133         144
        Investment properties                                 165         156
      Provision for income taxes                              150       1,815
      Equity in earnings of partnerships                     (450)       (265)
      Increase in sponsor and developer fees
         from partnerships                                    (91)        (81)
      Decrease (increase) in
        Receivables                                            29          40
        Homebuilding assets                                   614         103
        Community development assets                       (1,020)      7,524
        Restricted cash                                        66      (6,376)
      Increase in accounts payable and accrued liabilities    962         815
                                                          -------     -------
  Net cash provided by operating activities                 1,629       5,547
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in assets related
    to investment properties                                 (256)       (853)
  Net (acquisitions)dispositions of other assets             (535)        480
                                                          -------     -------
  Net cash used in investing activities                      (791)       (373)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from HDA                                               --         344
  Cash proceeds from debt financing                         4,770       1,186
  Payment of debt                                          (5,428)     (6,166)
  Employee Unit options exercised                              --          67
  Cash distributions to partners                               --        (504)
                                                          -------     -------
  Net cash used in financing activities                      (658)     (5,073)
                                                          -------     -------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                                     180         101
CASH AND SHORT-TERM INVESTMENTS, MARCH 31, 1995             1,091       1,590
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, JUNE 30, 1995           $  1,271     $ 1,691
                                                          =======     =======






                  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)



(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1994 financial statements have been reclassified to conform to the 1995 presentation. The operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year. Net income per unit is calculated based on weighted average units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

(2)  FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital. As discussed in
Note 4, the Company will no longer receive distributions from HDA, as a result of the Company's distribution of Equus Gaming Company L.P. ("Equus") Units representing a 99% limited partnership interest in Equus, to IGC Unitholders in February 1995. In addition, under the terms of IGC's loans, most of the cash generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited. In addition, project financings will be necessary to fund the continued development of land inventory to generate the necessary lot sales to meet the Company's operating obligations. As further discussed in Note 5, pending legal proceedings may also adversely affect the Company's liquidity, including the timing and/or terms of any financings.

     In response to the decline in the real estate markets and the decline in the availability of financing, the Company developed a financial restructuring plan in June 1992. Since commencing the plan, the Company has successfully restructured all loans targeted by the plan and has reduced recourse bank debt by $31.2 million from $69.1 million at the start of the restructuring plan to $37.9 million at June 30, 1995. During the second quarter, the Company did not meet all of the conditions required to qualify for an automatic extension of the NationsBank loans creating an event of default. The Company has an agreement in principal with NationsBank to extend the maturity of the loans until May 1998. Under the proposed agreement, the extension of the maturity beyond November 30, 1995 is contingent upon a mandatory principal curtailment of $2.2 million which the Company anticipates will come from the financing of the first phase of Fairway Village in St. Charles, Maryland. As of June 30, 1995, NationsBank loans totalled $13.0 million. Additionally, a loan which had a balance of $4.3 million at June 30, 1995, which is being curtailed with the proceeds from the sale of residential lots, matures in September of 1995. This loan is expected to be further reduced prior to its maturity date and it is anticipated that the remaining balance will be extended although there are no contractual extensions on the loan.

     A potential source of liquidity in late 1995 includes cash from four projects in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA, the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects in HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which event the Company will endeavor to retain the right to manage the properties.

     The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995, which could significantly reduce the proceeds available to the Company. If this occurs, management will reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under the LIHPRHA program, an alternative exit strategy would be to convert the four projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three to five years. The Company's share of proceeds of any sales of the projects have been assigned to the FDIC and NationsBank for repayment of debt totalling approximately $19.8 million at June 30, 1995.

     A LIHPRHA application was filed for a fifth project in Puerto Rico in November 1994. The timetable for completing the LIHPRHA processing is approximately two years. However, if proposed legislation is enacted, management may withdraw the application.

     In addition to its tradition sources of liquidity, the Company is currently investigating opportunities in the capital markets for longer term debt or possible equity financings.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of June 30, 1995, IGC manages and is a general partner in 29 real estate partnerships which own 32 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is also a limited partner in many of these partnerships. The apartment projects are financed by non-recourse mortgages. Of the 6,559 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     The following table summarizes IGC's investment in residential rental partnerships:

                                                   June 30,       December 31,
                                                     1995            1994
                                                  -----------     -----------
                                                  (Unaudited)      (Audited)
                                                         (In thousands)
Long-term receivables, net of deferred
  income of $3,596 and $3,778 at
  June 30, 1995 and December 31, 1994,
  respectively                                        $3,209         $ 3,368
Investment in partnerships                             7,304           6,608
                                                     -------         -------
                                                     $10,513         $ 9,976
                                                     =======         =======

     The combined condensed statements of income (loss) for the three and six month periods ended June 30, 1995 and 1994, are shown below for the partnerships owning residential rental properties:

                             HOUSING PARTNERSHIPS'
                COMBINED CONDENSED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)

                    Three Months Ended June 30,     Six Months Ended June 30,
                    ---------------------------     -------------------------
                       1995 (1)       1994 (1)        1995 (1)     1994 (1)
                       --------       --------        --------     --------
                           (In thousands)                (In thousands)

Revenues               $10,251        $ 9,825          $20,425     $20,989
                       -------        -------          -------     -------
Operating expenses
  Depreciation           1,606          1,691            3,207       3,223
  Other                  8,489          8,315           16,872      16,981
                       -------        -------          -------     -------
                        10,095         10,006           20,079      20,204
                       -------        -------          -------     -------
Net income (loss)      $   156        $  (181)         $   346     $   785
                       =======        =======          =======     =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase"), New Forest Apartments General Partnership ("New Forest") and Lancaster Associates L.P. ("Lancaster") are excluded from these statements. The operations of these partnerships are consolidated in the Company's consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994.

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

(4)  INVESTMENT IN REAL ESTATE VENTURES RELATING TO HORSE RACING

     Housing Development Associates, S.E. ("HDA"), a limited partnership that owns the only thoroughbred race track in Puerto Rico, was owned 1% by IGC and 82% by Equus Gaming Company L.P. ("Equus") at June 30, 1995 and 68% by IGC and its consolidated subsidiaries at December 31, 1994.

     Equus was initially formed as a general partnership between IGC and IBC to hold their interests in HDA and to hold all of the stock of ventures related to horse racing. Through a series of transactions completed in August 1994, Equus was restructured as a limited partnership between IGC and one of its wholly-owned subsidiaries, Equus Management Company ("EMC"), for the purpose of holding all of IGC's ownership interests in real estate assets employed in thoroughbred racing and related wagering businesses.

     A registration statement was filed with the Securities and Exchange Commission ("SEC") for the distribution of Equus limited partnership units ("Equus Units") representing a 99% limited partnership interest in Equus, and was declared effective by the SEC on January 10, 1995. The distribution of Equus Units ("Distribution") took place on February 6, 1995 when IGC distributed 5,128,372 Equus Units to IGC Unitholders and the Units became listed on NASDAQ. The Distribution was made on the basis of one Equus Unit for every two IGC Units outstanding on the record date of January 25, 1995. As a result of the Distribution, IGC's total revenues for the three and six months ended June 30, 1995 were reduced by $451,000 and $585,000, respectively, and net income was increased by $12,000 and decreased by $19,000, respectively, for these periods. IGC's equity in earnings of HDA and resultant net income were also reduced by approximately $350,000 for the three and six month periods ended June 30, 1995 due to the Distribution of Equus.

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

     Prior to the Distribution, during the first quarter of 1995, IGC agreed to transfer to Equus all but 1% of its remaining capital interest in HDA for no additional consideration. The transfer is required to take place on February 7, 1996, unless prior to that date HDA dissolves, liquidates or adopts a plan of liquidation, becomes the subject of a bankruptcy petition which is not discharged, or sells or enters into a definitive agreement to sell the Race Track. If any of the foregoing occurs before February 7, 1996, IGC's obligation to transfer the capital interest will be canceled.

     At June 30, 1995, the Company's financial statements reflect the equity method of accounting for its investment in Equus, including its investments in HDA and VJC. Because IGC is the 1% general partner of Equus, it has the ability to exercise significant influence over Equus' operating and financial policies and the equity method is considered appropriate. At December 31, 1994, IGC's investment in Equus was consolidated in the Company's financial statements, since IGC owned a majority interest in Equus at this date.

(5)  DEBT
     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:

                                            Stated   Outstanding  Balance at:
                              Maturity     Interest    June 30,   December 31,
Description by Lender           Date         Rate        1995         1994
-------------------------  --------------  --------  ------------ ------------
                                                          (In thousands)
Non-recourse debt:
  Community Development
    Administration (12)    12-29-24         6.85%         $4,415      $ 4,438
  Community Development
    Administration (10)    10-01-27         9.575%         6,376        6,390
  Community Development
    Administration (10)    10-01-28         9.875%        11,921       11,943
  Supra & Co. (14)         None             Prime            944        1,514
                                            + 2.5%
  Supra & Co. (14)         08-02-09         Prime          2,372        2,372
                                            + 1.5% (2)
  Supra & Co. (14)         08-02-09         None   (2)       489          382
                                                         -------      -------
      Total non-recourse                                  26,517       27,039
                                                         -------      -------
Recourse debt:
  Citibank (11)            Demand           (1)            1,383        1,559
  Citibank (8)             11-05-95         (5)            2,406           --
  NationsBank (6,8,13,16)  05-31-95         Prime            608          608
                                            + 1.5%
  NationsBank (6,8,13,16)  05-31-95         Prime          5,006        5,146
                                            + 1.5%
  NationsBank (6,8,13,16)  05-01-95         Prime          7,384        7,719
                                            + 1%
  Purchase money           Various from     9%-12%         1,959        2,081
    mortgages (6)          09-24-95 to
                           04-01-98
  Washington Savings (6,7) 12-27-95         8%             1,187        1,153
  Signet Bank (7,13)       09-01-95         Prime          4,286        6,533
                                            + 2%
  Wachovia Bank & Trust    11-30-95         Prime            269          337
    (6,8)                                   + .5%
  FDIC (6,8,13)            09-30-96         Prime          6,785        8,995
                                            + 1%
  1st National Bank of     12-29-97         Prime            460          460
    St. Mary's (7)                          + 1.5%
  1st National Bank of     09-21-95         9%                55          120
    St. Mary's (7)
  Banco Central Hispano    04-30-96         (4)              809           --
    (17,18)

                                            Stated   Outstanding  Balance at:
                              Maturity     Interest    June 30,   December 31,
Description by Lender           Date         Rate        1995         1994
-------------------------  --------------  --------  ------------ ------------
                                                          (In thousands)
  Banco Central
    Hispano (6,18)         12-31-97         (3)            3,675        3,875
  Banco Central            12-31-97         Prime          2,100        1,300
    Hispano (6,18)                          + 1%
  Wachovia Bank & Trust    Various from     7-1/2%            89           91
    (8)                    04-26-00 to
                           10-25-00
  Riggs National Bank (6)  06-15-96         Prime            659           --
                                            + 1%
  Various (6,8,9,15)       Various from     Various          782        1,011
                           03-27-95 to
                           02-28-98                      -------      -------
      Total recourse                                      39,902       40,988
                                                         -------      -------
      Total debt                                         $66,419      $68,027
                                                         =======      =======

Balance Sheet Classification
----------------------------

Mortgages and notes payable - Recourse debt              $   322      $   370
Related to community development -
  Recourse debt                                           36,792       36,661
  Non-recourse debt                                        3,805        4,268
Related to homebuilding projects - Recourse debt           1,405        2,398
Related to investment properties -
  Recourse debt                                            1,383        1,559
  Non-recourse debt                                       22,712       22,771
                                                         -------      -------
      Total debt                                         $66,419      $68,027
                                                         =======      =======

 (1) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 7.96% and 6.70% at June 30, 1995 and December 31, 1994, respectively.
 (2) On August 2, 1994, HDA distributed a receivable from Land Development Associates S.E. ("LDA") to Supra & Co. which included principal and accrued interest. The accrued interest was distributed as a non-interest bearing note. The interest bearing note has an interest rate of prime plus 1.5% with a floor of 6% and a ceiling of 9%. At June 30, 1995 and December 31, 1994 the interest rate was 9.0%.
 (3) Interest rate is 936 rate plus 3%, with minimum of 6% and maximum of 9%. The rate at June 30, 1995 and December 31, 1994 was 9% and 8.57%, respectively.
 (4) Each advance made under this line of credit will bear interest at 1% over Citibank prime rate. At June 30, 1995, the interest rate was 10%.
 (5) This loan bears interest at a rate of 2.5% over the Eurodollar rate. At June 30, 1995 the interest rate was 8.48%
 (6)  These facilities are collateralized by land and improvements.
 (7)  These facilities are collateralized by land and housing.
 (8)  These facilities are collateralized by receivables.
 (9)  These facilities are collateralized by land and building.
(10)  These facilities are FHA mortgages on apartment projects.

(11)  This loan is collateralized by a letter of credit.
(12) This facility is a mortgage on an apartment project insured by the Maryland Housing Fund.
(13)  These facilities are collateralized by investments in partnerships.
(14)  This entity is a minority partner in LDA.
(15)  These facilities are collateralized by vehicles.
(16) These facilities are cross-collateralized and cross-defaulted. IGC did not satisfy the conditions for the automatic extension contained in the NationsBank debt agreements and, as a result, has defaulted on all three NationsBank loans. Subsequent to June 30, 1995, a forbearance agreement was executed with NationsBank which provided the Company with a reinstatement of their extension privileges provided that accrued interest on the loans was brought current within 30 days and required principal payments are made by August 31, 1995. IGC has made the required interest payments and expects to make the required principal payment by August 31, 1995.
(17) This facility was collateralized by the Company's 80% partnership interest in LDA and by assignment of 70% of net cash distributions from LDA or any other receivable from LDA to the Company.
(18) These loans were repaid in August when the Company refinanced the property which secures the loans with the Firstbank Puerto Rico loans discussed below.

      In August, 1995, IGC obtained a $17,425,000 term loan and a $5,500,000 construction loan revolving to $10,000,000 from Firstbank Puerto Rico. The loans are secured by land and improvements in the Parque Escorial and Parque El Comandante developments and bear interest at a rate of prime plus 1-1/2%. The term loan requires mandatory principal reductions of $6,000,000 in 1995, $7,010,000 in 1996 and matures on December 31, 1997.
      The construction loan will be paid from the sales proceeds of residential parcels.

(6)   RELATED PARTY TRANSACTIONS

      James J. Wilson, Chief Executive Officer of the Company has an ownership interest in various entities to which IGC provides management services. These entities and their relationships to IGC are as follows:

                                     IBC or Affiliate           IGC
                                   --------------------  --------------------
                                            Limited               Limited
                                            and Limited           and Limited
                                   General  Liability    General  Liability
                                   Partner  Partner      Partner  Partner
                                   -------  -----------  -------  -----------

Chastleton                          .99%          --       .01%         --
Coachman's Land
  ("Coachman's")                      1%         49%         1%        49%
Santa Maria Associates,
  S.E. ("Santa Maria")                --         99%         --         1%
El Monte Properties, S.E.
  ("El Monte")                        --         99%         --         1%
Rolling Hills Associates,
  Limited Partnership
  ("Rolling Hills")                   1%         49%         --         --
Village Lake Associates
  Limited Partnership
  ("Village Lake")                   99%          1%         --         --
Capital Park Associates
  ("Capital Park")                   (a)          --         --         --
Smallwood Village Associates,
  Limited Partnership ("SVA")         1%         51%         --         --
Smallwood Village Office
  Building Associates Limited
  Partnership ("SVOBA")              25%          --         --         --
IBC, General Partner of IGC           --          --         --         --
Equus Gaming Company L.P.             --          --         1%         --


     (a) An affiliate of IBC holds notes receivable that are secured by the existing general partners' interest in the partnership.

     Transactions between the above entities and IGC are described in the following tables.

                                  REVENUE FOR THE SIX MONTH PERIOD ENDED
                                              JUNE 30, 1995
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                 $ 35      $ --     $35    $(35)    $ --
Coachman's (a)                    106       172     278      --      278
Santa Maria                        39        --      39      --       39
El Monte                           48        --      48      --       48
Rolling Hills (b,j)               389        --     389      --      389
Village Lake (a)                   39        --      39      --       39
Capital Park                      119        --     119      --      119
SVA                                29        --      29      --       29
SVOBA                               3        --       3      --        3
IBC                                15        17      32      --       32
                                 ----      ----  ------   -----     ----
                                 $822      $189  $1,011   $ (35)    $976
                                 ====      ====  ======   =====     ====




                                 REVENUE FOR THE THREE MONTH PERIOD ENDED
                                              JUNE 30, 1995
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                 $ 19      $ --    $ 19    $(19)    $ --
Coachman's (a)                      7         6      13      --       13
Santa Maria                        19        --      19      --       19
El Monte                           24        --      24      --       24
Rolling Hills (b,j)                24        --      24      --       24
Village Lake (a)                    7        --       7      --        7
Capital Park                       42        --      42      --       42
SVA                                12        --      12      --       12
SVOBA                              --        --      --      --       --
IBC                                 7         9      16      --       16
                                 ----      ----    ----   -----     ----
                                 $161      $ 15    $176   $ (19)    $157
                                 ====      ====    ====   =====     ====

                                   RECEIVABLES AT JUNE 30, 1995
                                            (In thousands)
                      --------------------------------------------------------
                                Outstanding Balance
                      ---------------------------------------
                                 Working
                                 Capital Land/
                      Management Loans   Asset                          Book
                         Fees     (d)    Sales Interest Total Reserved Balance
                      ---------- ------- ----- -------- ----- -------- -------

Chastleton (g,h)        $311      $31    $ --    $ --    $342  $(311)   $ 31
Coachman's (e,i)           6      116      --       6     128    (12)    116
Santa Maria                1       --      --      --       1     --       1
El Monte                  --        6      --      --       6     --       6
Rolling Hills (j)        329        2      --      --     331     --     331
Village Lake              38        1      --      --      39     --      39
Capital Park              26       10      --      --      36     --      36
SVA (f)                    4        1      --      --       5     --       5
SVOBA                      1       --      --      --       1     --       1
IBC (h,i)                  2        8     302      17     329     --     329
                        ----     ----    ----    ----  ------  -----    ----
                        $718     $175    $302   $  23  $1,218  $(323)   $895
                        ====     ====    ====    ====  ======  =====    ====





                                  REVENUE FOR THE SIX MONTH PERIOD ENDED
                                              JUNE 30, 1994
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                  $37      $ --    $ 37   $(29)      $ 8
Coachman's (a)                     12         9      21    (21)       --
Santa Maria                        29        --      29     --        29
El Monte                           49        --      49     --        49
Rolling Hills (b)                  47        --      47    (39)        8
Village Lake (a)                    5        --       5     (5)       --
Capital Park                      134        --     134     --       134
SVA                                29        76     105    (75)       30
SVOBA                               5        --       5     --         5
IBC                                14        42      56    (11)       45
                                 ----      ----    ----   ----      ----
                                 $361     $ 127    $488  $(180)     $308
                                 ====      ====    ====   ====      ====

                                 REVENUE FOR THE THREE MONTH PERIOD ENDED
                                              JUNE 30, 1994
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                 $ 19      $ --    $ 19   $(17)      $ 2
Coachman's (a)                      7         5      12    (12)       --
Santa Maria                        15        --      15     --        15
El Monte                           24        --      24     --        24
Rolling Hills (b)                  24        --      24    (25)       (1)
Village Lake (a)                   (2)       --      (2)     2        --
Capital Park                       73        --      73      1        74
SVA                                13        38      51    (35)       16
SVOBA                               3        --       3     --         3
IBC                                 6        21      27     (6)       21
                                 ----      ----    ----   ----      ----
                                 $182      $ 64    $246   $(92)     $154
                                 ====      ====    ====   ====      ====



                                  RECEIVABLES AT DECEMBER 31, 1994
                                           (In thousands)
                      --------------------------------------------------------
                                Outstanding Balance
                      ---------------------------------------
                                 Working
                                 Capital Land/
                      Management Loans   Asset                          Book
                         Fees     (d)    Sales Interest Total Reserved Balance
                      ---------- ------- ----- -------- ----- -------- -------

Chastleton (g,h)        $277     $ 30    $ --    $ --  $  307 $ (277)   $ 30
Coachman's (e)            93      211      --     160     464   (315)    149
Santa Maria                4       --      --      --       4     --       4
El Monte                  13       --      --      --      13     --      13
Rolling Hills            352        3      --      --     355   (352)      3
Village Lake              26        1      --      --      27    (26)      1
Capital Park              18        7      --      --      25     --      25
SVA (f)                    3       --      --      --       3     (3)     --
SVOBA                      1       --      --      --       1     --       1
IBC (h,i)                  2       --     302      --     304     --     304
                        ----     ----    ----    ----  ------  -----    ----
                        $789     $252    $302    $160  $1,503  $(973)   $530
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

(d) Working capital loans include operating advances and reimbursements due for common expenses.
(e) IBC has the funding obligation for operating deficits. IGC equally shares the general and limited partnership interest with IBC, since IGC funded these deficits.
(f) During 1990, in satisfaction of outstanding advances of $1.7 million due IGC from IBC, IBC transferred to IGC a $3.8 million note receivable due from SVA. This note was purchased back by IBC on December 30, 1994.
(g)  IBC has the funding obligation for operating deficits.
(h) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.
(i) During 1989, IBC purchased 5.01 acres of commercial land. IGC accepted a note receivable for 80% of the $1,092,000 purchase price. The note is collateralized by IBC's ownership interest in Santa Maria and Village Lake. On December 23, 1994, Lakeside, a wholly owned subsidiary of the Company purchased the remaining 1.23 acres of this land from IBC for the development of rental units for senior citizens, for its appraised value of $440,000. Lakeside paid $88,000 to IBC and issued a note payable for the remaining $352,000. The note is payable upon the earlier of final closing of permanent financing for the rental project or December 31, 1996. During the first quarter of 1995, IBC assigned the note receivable due from Lakeside to IGC in satisfaction of past due receivables from Coachman's. The collection of the majority of the Coachman's receivables had previously been questionable and $335,000 had been reserved. This transaction resulted in income recognition of $328,000 of management fees, working capital loan recoveries and accrued interest during the first six months of 1995.
(j) The performance of this project has improved and the project is now producing positive cash flow. During the first quarter of 1995, partial payments were made of past due management fees owed to the Company. The collection of the remaining receivable balance is now considered probable and reserves related to this receivable aggregating $335,000 were reversed during the first six months of 1995.

     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's executive offices are located. A total of 23,400 square feet of office space is leased by IGC and affiliates at approximately $282,000 per year (subject to adjustment for inflation) and the lease expires in the year 2001. During the three and six month periods ended June 30, 1995 and 1994, IGC's rent for its share of the leases was $48,000 and $44,000, respectively, and $95,000 and $93,000, respectively.

     IGC provides management services to HDA pursuant to a management agreement which has a term ending in December 2004. The management agreement provides for an annual fee of $250,000, adjusted by the percentage increase in the Consumer Price Index ("CPI") over the prior year. Management fees earned for services provided to HDA in the first six months of 1995 and 1994 were $132,000 and $128,000 respectively. Management fees for the three month periods ended June 30, 1995 and 1994 were $66,000 and $64,000, respectively.

     IGC provides administrative support services to Equus Gaming Company L.P. pursuant to a Master Support and Services Agreement. During the three and six months ended June 30, 1995, IGC received $50,000 and $100,000, respectively, in connection with such services.

     IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. The Doral Building is owned by a 99% owned subsidiary of IBC. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $110,000 and $103,000 for the six months ended June 30, 1995 and 1994, respectively. Rental expense for the three month periods ended June 30, 1995 and 1994 was $44,000 and $52,000, respectively.

     American Family Homes, a wholly owned subsidiary of IGC, leases 3000 square feet of commercial space from IBC which is used for one of its sales centers. The lease has a term of two years and expires on January 31, 1997. Rent expense associated with this lease during the three and six month periods ended June 30, 1995 was $6,000 and $16,000, respectively.

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

     On March 31, 1995, IGC sold two parcels in the Parque Escorial development in Puerto Rico to Compri Caribe Development Corp. ("Compri"), a corporation wholly owned by Jorge Colon Nevares, a director of the Company's managing general partner, for use in its operations. The terms of this transaction provided for a sales price of $3,453,000, of which $693,000 was paid in cash, and the remainder of which was satisfied by a note in the amount of $2,760,000.

The note is collateralized by the land parcels and bears interest at a rate of 10% per annum commencing at the earlier of infrastructure completion or December 15, 1995. Monthly payments of principal and interest totalling $27,000 are due monthly commencing May 1, 1995 with a balloon payment due at maturity on April 1, 1998. Interest income recognized in connection with this note during the six months ended June 30, 1995 totalled $75,000.

     Concurrent with the transaction described above, the Company executed a contract of sale with Compri for three other land parcels in the Parque Escorial development. The terms of the agreement provide for a base purchase price of $3,397,000, subject to monthly escalations of one percent per month for each month that transpires from the earlier of infrastructure completion or December 15, 1995, and the date that settlement of the sale occurs. The closing of the transaction is to take place at the earlier of March 31, 1996 or 30 days following the resolution of a land swap with the owner of an adjacent property. A 20% cash payment is due at closing, with the remainder to be satisfied by an interest bearing note collateralized by the land parcels. The note is to bear interest at a fixed rate of prime plus one percent at the closing date, and is payable in thirty-five monthly installments of principal and interest of $27,000, with a balloon payment due at maturity.

(7)   COMMITMENTS AND CONTINGENCIES

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water

Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. A representative of the U.S. Attorney has advised the Company that the investigation is expected to be completed during the third quarter at which time the U.S. Attorney will determine whether to charge the Company with a violation of the Clean Water Act or other laws. Management believes the Company has complied with applicable laws and regulations governing wetlands practices, and therefore intends to defend vigorously if charged by the U.S. Attorney with any violation relating to wetlands practices. Nonetheless, the Company is not presently in a position to determine whether it will be charged with a violation of any laws, or if charged, what the outcome will be. The accompanying consolidated financial statements as of and for the three and six month periods ended June 30, 1995 do not include any provisions for obligations which may result in connection with this matter.

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

     In spite of the relatively favorable interest rate environment during the first six months of 1995, the general market conditions in the areas where IGC's Semi-Custom Homebuilding Division operates softened. In St. Charles, the Company's recent focus has been on lot sales to other builders due to the more favorable gross margins provided by such sales. As a result, competition from other builders has increased resulting in a decline in the Company's homebuilding operations in this market area. Due to increasingly competitive conditions and cost factors, the Company downsized their homebuilding operations during the second quarter of 1995. These downsizing efforts included a reduction of administrative staff levels and the closing of unprofitable sales centers. The costs incurred in connection with these efforts were not significant and have been included in the Company's operating results for the three and six month periods ended June 30, 1995. This is expected to permit the Company to increase its focus on its more profitable land sale operations while continuing limited homebuilding activities in geographic areas with the greatest profit potential.

     The following discussion and analysis covers changes in the results of operations for the three and six month periods ended June 30, 1995 as compared to the results for the three and six month periods ended June 30, 1994.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     Net income. The Company's net income for the six months ended June 30, 1995 totalled $1.4 million versus $3.8 million during the comparable period in 1994. Factors giving rise to the changes in net income during the respective periods are further described below.

     Revenues. Revenues for the six months ended June 30, 1995 decreased 38% to $21.7 million from $35.2 million in the prior year comparable period due primarily to declines in land and home sales, and to a decline in equity in earnings from partnerships and development fees. Partially offsetting the declines in these categories of revenues were increases in apartment rental revenues, management and other fees and interest and other income.


     Land sales decreased to $9.7 million for the six months ended June 30, 1995 from $16.7 million for this same period in 1994. The decrease in 1995 is primarily attributable to the settlement of a shopping center site in Puerto Rico during the first six months of 1994 with no similar sales of this magnitude occurring in the first six months of 1995. Also contributing to this decline was a decline in lot sales in the Montclair and Westbury developments during the first six months of 1995. Somewhat offsetting these declines were increases in commercial and residential land sales in St. Charles.

     Land sales for the first six months of 1995 are summarized as follows:


                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                        1995             1994
                                                        ----             ----
                                                            (In thousands)
Commercial and business parks
  St. Charles (11 acres in 1995, 8 acres in 1994)      $3,508          $   799
  Puerto Rico (5 acres in 1995, 62 acres in 1994)       3,330           12,000

Residential
  St. Charles
    Developed single-family lots
      (71 in 1995, 57 in 1994)                          2,848            2,683
  Montclair
    Developed townhome lots (9 in 1994)                    --              335
    Semi-developed multi-family lots (44 in 1994)          --              485
  Westbury developed single-family lots (10 in 1994)       --              263

Undeveloped land - St. Charles                             --               31

Recognition of deferred income - Puerto Rico               --              123
                                                       ------          -------
                                                       $9,686          $16,719
                                                       ======          =======
Average residential lot sales price
  St. Charles
    Developed single-family lots                     $     40          $    47
  Montclair
    Developed townhome lots                                --               37
    Semi-developed multi-family lots                       --               11
  Westbury developed single-family lots                    --               26

     Home sales decreased 42% to $5.8 million for the six months ended June 30, 1995 from $10.0 million for same period of 1994. Home sales activity for the six months ended June 30, 1995 and 1994 is summarized as follows:

                                        Six Months Ended June 30,
                          -----------------------------------------------------
                                      1995                        1994
                          -------------------------    ------------------------
                          Average                      Average
                           Sales    Units              Sales    Units
                           Prices   Closed Backlog     Prices   Closed  Backlog
                          -------   ------ -------     ------   ------  -------
                      (In thousands)               (In thousands)
Home Sales
  Semi-Custom
    Homebuilding Division
      (excludes lots)        $  89     41      82        $ 81      72     132
  Tract Homebuilding
    Division
      St. Charles, MD          151     14       8         148      26      20
      Lexington Park, MD        80      1      --          81       2      --
      Montclair, VA             --     --      --         118       1      --
                              ----    ---     ---        ----     ---     ---
                             $ 104     56      90        $ 99     101     152
                                      ===     ===                 ===     ===


     The decline in home sales during the first six months of 1995 is due to a softening of market conditions in the areas where the Company's Semi-Custom Homebuilding Division operates. Also contributing to the decline is an increased focus by the Company on lot sales in St. Charles. Due to the more favorable profit margins generated by residential lot sales, the Company has placed increased emphasis on lot sales to third parties versus their use in the Company's homebuilding operations. This has resulted in increased competition in St. Charles and has been a factor in the decline in IGC's homebuilding activities and sales in this area.

     Revenues from investment properties, management fees and other income decreased to $6.1 million for the six months ended June 30, 1995 from $8.5 million for the same period of 1994. The changes giving rise to this overall decline are summarized below:

                                                       Six Months Ended
                                                            June 30,
                                                 -----------------------------
                                                     1995             1994
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Equity in earnings from partnerships
    and development fees                           $ 1,330           $4,255
  Apartment rental revenues                          2,314            2,158
Management and other fees                            2,276            1,876
Interest and other income                              213              187
                                                    ------           ------
                                                    $6,133           $8,476
                                                    ======           ======

     Revenues from investment in partnerships decreased to $1.3 million for the six month period ended June 30, 1995 from $4.3 million for the same period in 1994. This decrease was due primarily to IGC's receipt and recognition as revenue of distributions from a Puerto Rico partnership owning four apartment projects that were refinanced during the first six months of 1994. No similar distributions were received during the first six months of 1995.

     Apartment rental revenues increased $156,000 or 7% during the first six months of 1995 as compared to this same period during 1994. This increase was attributable to an increase in the monthly rental rates for the consolidated apartment projects and to a decline in their overall vacancy levels.

     Revenues from management fees increased $400,000 or 21% during the first six months of 1995 in comparison with the same period of the prior year. This was due primarily to the recognition during the first six months of 1995 of management fees related to prior periods. Prior to 1995, doubt as to the collectibility of these fees existed and as a result, the fees were reserved. However, during the first six months of 1995, the performance of the two multi-family projects from which the fees were due continued to improve indicating that collection of the fees is probable and that recognition of the prior year's fees as revenue is appropriate. In addition, IBC assigned a note receivable from a wholly owned subsidiary of the Company to IGC in satisfaction of past-due management fees from a multi-family project for which IBC is responsible for deficit funding. Also contributing to the increase in management fee revenue was $100,000 received from Equus during the first six months of 1995 for management and administrative support services. As discussed in Note 4 to the June 30, 1995 consolidated financial statements, IGC has continued to provide management and administrative support services to Equus following the distribution of Equus Units to IGC Unitholders.

     Interest and other income increased $26,000 or 14% during the six months ended June 30, 1995 in comparison with this same period in 1994. This increase consisted primarily of interest earned on notes receivable from land sales and resulted from an increase in notes receivable during the first six months of 1995.

GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING.

     Gross profit margins from community development increased to 48% from 36% due primarily to the increased percent of total sales attributable to commercial sales in St. Charles that typically produce the highest gross profit margins, and to the lack of lot sales in the Montclair and Westbury communities during 1995 which decreased the overall gross margin in the comparable period of the prior year. Somewhat offsetting the increase in gross margins resulting from these factors was a decline in gross margins attributable to an increase in period costs as a percentage of total sales revenues during the 1995 period.

Gross profits from community development are summarized as follows:

                                           Six Months Ended June 30, 1995
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                             (In thousands, except % amounts)
Commercial and business parks
  St. Charles                            $3,508    $1,104      $2,404      69%
  Puerto Rico                             3,330     1,809       1,521      46%
Residential
  St. Charles
    Developed single-family lots          2,848     1,779       1,069      38%
Period costs                                          332        (332)
                                         ------    ------      ------
                                         $9,686    $5,024      $4,662      48%
                                         ======    ======      ======



                                           Six Months Ended June 30, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                             (In thousands, except % amounts)
Commercial and business parks
  St. Charles                           $   799    $  253      $  546      68%
  Puerto Rico                            12,000     7,581       4,419      37%
Residential lots
  St. Charles
    Developed single-family lots          2,683     1,528       1,155      43%
  Montclair
    Developed townhome lots                 335       304          31       9%
    Semi-developed townhome lots            485       440          45       9%
  Westbury developed single-family lots     263       254           9       3%
Undeveloped land - St. Charles               31        --          31     100%
Recognition of deferred income
  Puerto Rico                               123        20         103      84%
Period costs                                          291        (291)
                                        -------   -------      ------
                                        $16,719   $10,671      $6,048      36%
                                        =======   =======      ======

     Gross profits from homebuilding operations for the six months ended June 30, 1995 and 1994 are summarized as follows:

                                               Six Months Ended June 30,
                                          ------------------------------------
                                               1995                  1994
                                          ---------------       --------------
                                                  Gross                Gross
                                                  Profit               Profit
                                                  Margins              Margins
                                                  -------              -------
                                          (In thousands, except % amounts)

Home sales                               $ 5,846              $ 10,005
Cost of sales                              5,423                 9,073
                                          ------                ------
Gross profits                            $   423     7%        $   932     9%
                                          ======                ======


     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including pricing, efficiency of homebuilding operations, financing costs (including costs of subsidizing customer financing, if any) and differences in gross profit margins between the homebuilding divisions. In spite of the Company's restructuring efforts with respect to its homebuilding operations during the first six months of 1995, the gross profit margin on home sales declined to 7% from 9% during the comparable period of 1994. The lower margins in 1995 are primarily due to a reduction in the volume of units settled during the first six months of 1995 which has resulted in an increase in carrying costs on a per unit basis.

     Other Expenses. Other expenses for the six months ended June 30, 1995 and 1994 were as follows:

                                                      1995             1994
                                                   ----------       ----------

Selling and marketing                                 $  733           $  680
General and administrative                             4,893            3,903
Rental apartment expense                               2,194            2,173
Depreciation and amortization                            265              307
Interest expense                                       1,020            1,093
                                                      ------           ------
                                                      $9,105           $8,156
                                                      ======           ======


     Selling and marketing expenses increased $53,000 or 8% during the first six months of 1995 as compared to this same period in 1994. This increase was attributable to increased advertising costs associated with the Company's community development and homebuilding activities and to increased overhead costs associated with model homes and sales centers maintained by the Company's homebuilding division.

     General and administrative expenses increased $990,000 or 25% during the first six months of 1995 as compared to the first six months of 1994. This increase was attributable primarily to an increase in legal fees of $462,000, and to an increase in salaries, benefits and other employee related costs of

$277,000. The increase in legal fees during the first six months of 1995 was due primarily to the Company's increased involvement in legal proceedings during this period as further discussed in Note 7 to the June 30, 1995 consolidated financial statements. The increase in salaries and benefit costs was due to an approximately 4% general salary and wage increase which was effective January 1, 1995.

     Rental apartment expenses for the first six months of 1995 remained relatively consistent with those for the comparable period of 1994 increasing by only $21,000 or less than 1%.

     Depreciation and amortization expense declined $42,000 or 14% during the first six months of 1995 as compared to this same period in 1994. This decrease was due to certain fixed assets, financing fees and similar assets becoming fully amortized or depreciated during 1994 or the first six months of 1995.

     Interest expense decreased $73,000 or approximately 7% during the six months ended June 30, 1995 versus the comparable period of 1994. This decrease was attributable primarily to a decline in the Company's outstanding debt during the six months ended June 30, 1995.

     Provision for Income Tax. The provision for Puerto Rico income taxes during the six months ended June 30, 1995 decreased to $557,000 compared to $2.8 million during the first six months of 1994. This decrease was due primarily to the recognition of taxable income in 1994, resulting from distributions received from partnerships in Puerto Rico that refinanced their apartment projects, and from profits on the sale of a shopping center site. No taxable income of a similar magnitude was generated by the Company during the first six months of 1995.

     Minority Interest. The minority partner interest decreased $535,000 or 76% from $700,000 to $165,000 during the six months ended June 30, 1995. This decrease was due primarily to the sale in 1994 of a shopping center site in Puerto Rico in which the minority partner received a 20% interest in net income. No sales of this magnitude were recognized in connection with the Company's land operations in Puerto Rico during the first six months of 1995.

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

     Net Income. Net income for the three months ended June 30, 1995 totaled $1.1 million versus $1.7 million for the three months ended June 30, 1994. Factors giving rise to the changes in net income during these periods are further described below.

     Revenues. Revenues for the three months ended June 30, 1995 decreased $11.9 million or 52% from $22.6 million in the comparable prior period due primarily to declines in land and home sales. Somewhat offsetting these declines were increases in apartment rental revenues, management and other fees and interest and other income.

     Land sales decreased to $5.0 million for the three months ended June 30, 1995 from $14.7 million for the same period in 1994. During the second quarter of 1994, the Company sold a shopping center site in Puerto Rico for $12.0 million. No similar sales of this magnitude were made by the Company during the second quarter of 1995. Also contributing to the decline in land sales revenue was the lack of residential lot sales in the Montclair and Westbury communities and a decline in the average sales price of residential lots sold in St. Charles. Land sales for the three month periods ended June 30, 1995 and 1994 are summarized as follows:
                                                         Three Months Ended
                                                              June 30,
                                                       ----------------------
                                                        1995             1994
                                                        ----             ----
                                                            (In thousands)
Commercial and business parks
  St. Charles (10 acres in 1995, 1 acre in 1994)       $3,380          $   175
  Puerto Rico (2 acres in 1995, 62 acres in 1994)          65           12,000

Residential
  St. Charles
    Developed single-family lots
      (40 in 1995, 41 in 1994)                          1,541            1,924
  Montclair
    Developed townhome lots (9 in 1994)                    --              335
  Westbury developed single-family lots (8 in 1994)        --              211

Undeveloped land - St. Charles                                              31
                                                       ------          -------
                                                       $4,986          $14,676
                                                       ======          =======
Average residential lot sales price
  St. Charles
    Developed single-family lots                       $   39          $    47
  Montclair
    Developed townhome lots                                --               37
  Westbury developed single-family lots                    --               26


     Home sales decreased 42% to $2.9 million for the three months ended June 30, 1995 from $5.1 million for same period of 1994. Home sales activity during these periods is summarized as follows:

                                  Three Months Ended June 30,
                          -----------------------------------------------------
                                      1995                        1994
                          -------------------------    ------------------------
                          Average                      Average
                           Sales    Units              Sales    Units
                           Prices   Closed Backlog     Prices   Closed  Backlog
                          -------   ------ -------     ------   ------  -------
                      (In thousands)               (In thousands)
Home Sales
  Semi-Custom
    Homebuilding Division
      (excludes lots)         $ 84     19      82        $ 86      32     132
  Tract Homebuilding
    Division
      St. Charles, MD          153      8       8         145      14      20
      Lexington Park, MD        80      1      --          81       2      --
      Montclair, VA             --     --      --         118       1      --
                              ----    ---     ---        ----     ---     ---
                              $104     28      90        $103      49     152
                                      ===     ===                 ===     ===

     The decline in home sales is due to a general softening of market conditions in the areas where the Company's Semi-Custom Homebuilding Division operates. Also contributing to the decline is an increased focus by the Company on lot sales to third parties in St. Charles. Due to the more favorable profit margins generated by such sales, the Company has placed increased emphasis on sales to other builders versus using the lots in the Company's homebuilding operations. As a result, competition in St. Charles has increased resulting in a decline in the Company's homebuilding activities and sales in this area.

     Revenues from investment properties, management fees and other income totaled approximately $2.9 million for the three months ended June 30, 1995 and 1994. The following is a summary of such revenues for the three month periods ended June 30, 1995 and 1994:

                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                     1995             1994
                                                     ----             ----
                                                         (In thousands)
Revenues from investment properties-
  Equity in earnings from partnerships
    and development fees                            $  636           $  797
  Apartment rental revenues                          1,167            1,107
Management and other fees                              934              907
Interest and other income                              116               88
                                                    ------           ------
                                                    $2,853           $2,899
                                                    ======           ======

     Equity in earnings from partnerships and development fees decreased $161,000 or 20% during the three months ended June 30, 1995 versus this same period in 1994. During the second quarter of 1994, the Company received distributions from a partnership owning apartment projects in Puerto Rico, which were recognized as revenue. No similar distributions were received during the comparable period of 1995.


     Apartment rental revenues increased $60,000 or 5% during the three months ended June 30, 1995 as compared to this same period during 1994. This increase was due to both an increase in the rental rates of the consolidated apartment projects and to a decline in their overall vacancy levels.

     Management and other fees increased $27,000 or 3% during the three months ended June 30, 1995 as compared to this same period in 1994. This increase was due primarily to the receipt of $50,000 from Equus during the second quarter of 1995 for management and administrative support services. No similar fees were received during the comparable period in 1994.

     Interest and other income increased $28,000 or 32% during the three month period ended June 30, 1995 versus the comparable period in 1994. This increase consisted primarily of interest earned on notes receivable from land sales and resulted from an increase in the balance of notes receivable during the three months ended June 30, 1995.

GROSS PROFITS FROM COMMUNITY DEVELOPMENT AND HOMEBUILDING.

     Gross profits from community development increased to 55% for the three month period ended June 30, 1995 from 36% for the same period in 1994. This increase was due primarily to the increased percentage of land sales attributable to U.S. commercial and business park land sales that produce the highest gross profit margins, offset by reduced gross profit margins from the St. Charles residential lot sales and an increase in period costs as a percentage of total sales revenues. The residential margins are lower in the 1995 period due to sales of lots that were originally financed by a participating mortgage. Gross profits from community development are summarized as follows:

                                           Three Months Ended June 30, 1995
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)
Commercial and business parks
  St. Charles                            $3,380    $1,060      $2,320      69%
  Puerto Rico                                65        48          17      26%

Residential
  St. Charles
    Developed single-family lots          1,541       953         588      38%

Period costs                                          188        (188)
                                         ------    ------      ------
                                         $4,986    $2,249      $2,737       55%
                                         ======    ======      ======


                                           Three Months Ended June 30, 1994
                                        ---------------------------------------
                                                                        Gross
                                                   Cost of     Gross    Profit
                                          Sales     Sales      Profit   Margins
                                          -----    -------     ------   -------
                                                     (In thousands)
Commercial and business parks
  St. Charles                           $   175    $   57      $  118      67%
  Puerto Rico                            12,000     7,581       4,419      37%

Residential lots
  St. Charles
    Developed single-family lots          1,924     1,132         792      41%
  Montclair
    Developed townhome lots                 335       304          31       9%
  Westbury developed single-family lots     211       203           8       4%

Undeveloped land - St. Charles               31        --          31     100%

Period costs                                 --       168        (168)      --
                                        -------    ------      ------
                                        $14,676    $9,445      $5,231      36%
                                        =======    ======      ======

     Gross profits from homebuilding operations for the three months ended June 30, 1995 and 1994 are summarized as follows:

                                              Three Months Ended June 30,
                                          ------------------------------------
                                               1995                  1994
                                          ---------------       --------------
                                                  Gross                Gross
                                                  Profit               Profit
                                                  Margins              Margins
                                                  -------              -------
                                          (In thousands, except % amounts)

Home sales                                $2,911                $5,056
Cost of sales                              2,678                 4,784
                                          ------                ------
Gross profits                             $  233     8%         $  272     5%
                                          ======                ======


     The improved gross profit margins during the three months ended June 30, 1995 are attributable primarily to the restructuring efforts undertaken by the Company with respect to its homebuilding operations during the second quarter of 1995. These restructuring activities included a reduction of administrative staff levels and the elimination of certain unprofitable sales center locations. As a result of these efforts, overhead costs associated with the homebuilding division's activities were reduced significantly. Also contributing to the lower margins in 1994 were warranty costs incurred in connection with a closed project in Puerto Rico.

     Other Expenses. Other expenses for the three months ended June 30, 1995 and 1994 were as follows:
                                                      1995             1994
                                                   ----------       ----------

Selling and marketing                                 $  355           $  396
General and administrative                             2,569            1,954
Rental apartment expense                               1,099            1,053
Depreciation and amortization                            133              162
Interest expense                                         530              628
                                                      ------           ------
                                                      $4,686           $4,193
                                                      ======           ======

     Selling and marketing expenses decreased $41,000 or 10% during the three months ended June 30, 1995 as compared to this same period in 1994. This decrease was attributable primarily to a decline in the homebuilding division's selling and marketing activities which resulted from a restructuring and downsizing of this division's activities during the second quarter of 1995.

     General and administrative expenses increased $615,000 or 31% during the second quarter of 1995 as compared to this same period in 1994. This increase was attributable to an increase in legal fees of $408,000, an increase in salaries, employee benefits and related costs of $37,000, and an increase in office administrative expenses of $37,000. The increase in legal fees during the three month period ended June 30, 1995 was due primarily to the Company's increased involvement in legal proceedings during this period as further discussed in Note 7 to the June 30, 1995 consolidated financial statements.

The increase in salaries, benefits and related employee costs was due to an approximately 4% general wage increase which was effective January 1, 1995.

     Rental apartment expenses increased $46,000 or 4% during the second quarter of 1995 as compared to this same period in 1994 due to increased repair and maintenance expenses associated with the consolidated apartment projects during the second quarter of 1995.

     Depreciation and amortization decreased $29,000 or 18% during the three months ended June 30, 1995 as compared to the three month period ended June 30, 1994. This decrease was due to certain fixed assets, financing fees and similar assets becoming fully depreciated or amortized during 1994 and the first six months of 1995.

     Interest expense decreased $98,000 or 16% during the three months ended June 30, 1995 versus this same period in 1994. This decrease was due primarily to a reduction in the Company's outstanding debt obligations during the 1995 period.

     Provision for Income Tax. The provision for income taxes during the three months ended June 30, 1995 decreased to $150,000 compared to $1.8 million for the three months ended June 30, 1994. The 1994 provision was higher due to taxable income resulting primarily from the profit earned on the sale of a shopping center site located in Puerto Rico. No taxable income of similar magnitude was generated during the comparable period of 1995.

     Minority Interest. The minority partner's interest decreased $806,000 from $722,000 to $(84,000) during the three months ended June 30, 1995 in comparison with this same period in 1994. This was due to the minority partner's 20% interest in the profit related to the sale of a shopping center site in Puerto Rico during the second quarter of 1994. No similar sales of this magnitude occurred during the second quarter of 1995.

FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital. As discussed in
Note 4, the Company will no longer receive distributions from HDA, as a result of the Company's distribution of Equus Gaming Company L.P. ("Equus") Units representing a 99% limited partnership interest in Equus, to IGC Unitholders in February 1995. In addition, under the terms of IGC's loans, most of the cash generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited. In addition, project financings will be necessary to fund the continued development of land inventory to generate the necessary lot sales to meet the Company's operating obligations. As further discussed in Note 5, pending legal proceedings may also adversely affect the Company's liquidity, including the timing and/or terms of any financings.

     In response to the decline in the real estate markets and the decline in the availability of financing, the Company developed a financial restructuring plan in June 1992. Since commencing the plan, the Company has successfully restructured all loans targeted by the plan and has reduced recourse bank debt by $31.2 million from $69.1 million at the start of the restructuring plan to

$37.9 million at June 30, 1995. During the second quarter, the Company did not meet all of the conditions required to qualify for an automatic extension of the NationsBank loans creating an event of default. The Company has an agreement in principal with NationsBank to extend the maturity of the loans until May 1998. Under the proposed agreement, the extension of the maturity beyond November 30, 1995 is contingent upon a mandatory principal curtailment of $2.2 million which the Company anticipates will come from the financing of the first phase of Fairway Village in St. Charles, Maryland. As of June 30, 1995, NationsBank loans totalled $13.0 million. Additionally, a loan which had a balance of $4.3 million at June 30, 1995, which is being curtailed with the proceeds from the sale of residential lots, matures in September of 1995. This loan is expected to be further reduced prior to its maturity date and it is anticipated that the remaining balance will be extended although there are no contractual extensions on the loan.

     A potential source of liquidity in late 1995 includes cash from four projects in Puerto Rico which applied in March 1993 for economic incentives under the 1990 Low-Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Under LIHPRHA, the partnerships have the option of obtaining additional HUD insured financing and additional subsidy funds, and distributing net refinancing proceeds to partners, or selling the projects to non-profit organizations which would continue the projects in HUD's low income housing program. Management believes that the economic benefit to the Company and the partners will be greater from a sale of the projects, in which event the Company will endeavor to retain the right to manage the properties.

     The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995, which could significantly reduce the proceeds available to the Company. If this occurs, management will reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under the LIHPRHA program, an alternative exit strategy would be to convert the four projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three to five years. The Company's share of proceeds of any sales of the projects have been assigned to the FDIC and NationsBank for repayment of debt totalling approximately $19.8 million at June 30, 1995.

     A LIHPRHA application was filed for a fifth project in Puerto Rico in November 1994. The timetable for completing the LIHPRHA processing is approximately two years. However, if proposed legislation is enacted, management may withdraw the application.

     In addition to its tradition sources of liquidity, the Company is currently investigating opportunities in the capital markets for longer term debt or possible equity financings.

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

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five-acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site. The Company took the position that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation. In November 1993, the Company believed it had an agreement in principle with the Corps that would permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland who has convened a grand jury and is now conducting an investigation of the Company's wetlands practices in St. Charles including the Site. A representative of the U.S. Attorney has advised the Company that the investigation is expected to be completed during the third quarter at which time the U.S. Attorney will determine whether to charge the Company with a violation of the Clean Water Act or other laws. Management believes the Company has complied with applicable laws and regulations governing wetlands practices, and therefore intends to defend vigorously if charged by the U.S. Attorney with any violation relating to wetlands practices. Nonetheless, the Company is not presently in a position to determine whether it will be charged with a violation of any laws, or if charged, what the outcome will be.

ITEM 2. MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     IGC did not satisfy the conditions for the automatic extension contained in the NationsBank debt agreements and, as a result, has defaulted on all three NationsBank loans which had outstanding balances totalling $13.0 million at June 30, 1995. Subsequent to June 30, 1995, a forbearance agreement was executed with NationsBank which provided the Company with a reinstatement of their extension privileges provided that accrued interest on the loans is brought current within 30 days and required principal payments are made by August 31, 1995. IGC has made the required interest payments and expects to make the required principal payment by August 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   --------------------------

10(a)    Amendment to employment agreement between   Filed herewith
         Interstate General Company L.P. and
         Edwin L. Kelly dated May 20, 1994

10(b)    Fifth Amendment to Interstate General       Filed herewith
         Company L.P. Retirement Plan dated
         June 5, 1995


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


                                            INTERSTATE GENERAL COMPANY L.P.
                                            -------------------------------
                                                      (Registrant)


                                            By:  Interstate General Management
                                                 Corporation
                                                 Managing General Partner


Dated:  August 14, 1995                     By:  /s/ James J. Wilson
        ---------------                          -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:  August 14, 1995                     By:  /s/ John E. Hans
        ---------------                          -----------------------------
                                                 John E. Hans
                                                 Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------


10(a) Amendment to employment agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994.

10(b) Fifth Amendment to Interstate General Company L.P. Retirement Plan dated June 5, 1995.