Form 10-Q
period 1995-09-30
INTERSTATE GENERAL CO L P
filed 1995-11-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995, OR

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
                                     INDEX




PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of (Loss) Income for
                 the Nine Months Ended September 30, 1995
                 and 1994. (Unaudited)                                       3

               Consolidated Statements of (Loss) Income for
                 the Three Months Ended September 30, 1995
                 and 1994. (Unaudited)                                       4

               Consolidated Balance Sheets at September 30, 1995
                 (Unaudited) and December 31, 1994.                          5

               Consolidated Statements of Changes in
                 Partners' Capital for the Nine
                 Months Ended September 30, 1995.
                 (Unaudited)                                                 8

               Consolidated Statements of Cash Flow for the
                 Nine Months Ended September 30, 1995 and 1994.
                 (Unaudited)                                                 9

               Consolidated Statements of Cash Flow for the
                 Three Months Ended September 30, 1995 and 1994.
                 (Unaudited)                                                10

               Notes to Consolidated Financial Statements.                  11

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Nine
               and Three Months Ended September 30, 1995 and 1994.          24

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            35

Item 2.        Material Modifications of Rights of Registrant's             36
               Securities

Item 3.        Defaults Upon Senior Securities                              36

Item 4.        Submission of Matters to a Vote of Security Holders          36

Item 5.        Other Information                                            36

Item 6.        Exhibits and Reports on Form 8-K                             36

               Signatures                                                   38

                        INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)

                                                       1995            1994
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $   11,598      $   18,958
  Homebuilding - home sales                              8,378          15,135
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                               1,932          11,564
    Apartment rental income                              3,463           3,286
  Management and other fees, substantially all
    from related entities                                3,181           2,569
  Interest and other income                                409             375
                                                    ----------      ----------
    Total revenues                                      28,961          51,887
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     6,564          12,324
  Cost of home sales                                     7,663          14,012
  Selling and marketing                                  1,059           1,076
  General and administrative                             8,415           6,902
  Rental apartment expense                               3,307           3,336
  Depreciation and amortization                            409             456
  Interest expense                                       1,742           1,512
  Write-off deferred project cost                           --           1,761
                                                    ----------      ----------
    Total expenses                                     29,159          41,379
                                                    ----------      ----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                             (198)         10,508
                                                    ----------      ----------

PROVISION FOR INCOME TAXES                                 813           3,020
                                                    ----------      ----------

(LOSS) INCOME BEFORE MINORITY INTEREST                  (1,011)          7,488
  Minority interest                                         96             659
                                                    ----------      ----------
NET (LOSS) INCOME                                   $   (1,107)     $    6,829
                                                    ==========      ==========
NET (LOSS) INCOME
  GENERAL PARTNERS                                  $      (11)     $       68
  LIMITED PARTNERS                                      (1,096)          6,761
                                                    ----------      ----------
                                                    $   (1,107)     $    6,829
                                                    ==========      ==========
NET (LOSS) INCOME PER UNIT                          $     (.11)     $      .66
                                                    ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                      10,254          10,105
                                                    ==========      ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                       1995            1994
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $    1,911      $    2,239
  Homebuilding - home sales                              2,532           5,130
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                                 602           7,309
    Apartment rental income                              1,149           1,128
  Management and other fees, substantially all
    from related entities                                  905             693
  Interest and other income                                197             188
                                                    ----------      ----------
    Total revenues                                       7,296          16,687
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     1,539           1,653
  Cost of home sales                                     2,240           4,939
  Selling and marketing                                    326             396
  General and administrative                             3,523           2,999
  Rental apartment expense                               1,113           1,163
  Depreciation and amortization                            144             149
  Interest expense                                         722             419
  Write-off deferred project costs                          --           1,761
                                                    ----------      ----------
    Total expenses                                      9,607          13,479
                                                    ----------      ----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                           (2,311)          3,208
                                                    ----------      ----------
PROVISION FOR INCOME TAXES                                 256             185
                                                    ----------      ----------

(LOSS) INCOME BEFORE MINORITY INTEREST                  (2,567)          3,023
  Minority interest                                        (69)            (42)
                                                    ----------      ----------
NET (LOSS) INCOME                                   $   (2,498)     $    3,065
                                                    ==========      ==========
NET (LOSS) INCOME
  GENERAL PARTNERS                                  $      (25)     $       31
  LIMITED PARTNERS                                      (2,473)          3,034
                                                    ----------      ----------
                                                    $   (2,498)     $    3,065
                                                    ==========      ==========

NET (LOSS) INCOME PER UNIT                          $     (.24)     $      .30
                                                    ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                      10,257          10,131
                                                    ==========      ==========


                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S


                                                  September 30,   December 31,
                                                       1995           1994
                                                  -------------   -----------
                                                   (Unaudited)     (Audited)
CASH AND SHORT-TERM INVESTMENTS
  Cash                                               $  2,120       $  1,120
  Restricted cash                                       6,953          5,713
                                                     --------       --------
                                                        9,073          6,833
                                                     --------       --------


ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                              25,080         26,426
    Puerto Rico                                        25,672         26,103
    Other United States locations                      16,313         16,014
    Notes receivable on lot sales, net of
      reserves of $334 and $286
      as of September 30, 1995 and
      December 31, 1994, respectively                   3,866          1,256
    Other                                                 324            262
                                                     --------       --------
                                                       71,255         70,061
                                                     --------       --------

ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                    3,217          4,384
  Mortgages receivable                                    188            222
  Receivables on home sales                                46            271
  Other                                                   145            121
                                                     --------       --------
                                                        3,596          4,998
                                                     --------       --------

ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment in residential rental
    partnerships                                       10,869          9,976
  Investment properties, net of accumulated
    depreciation and amortization of
    $4,941 and $4,746 as of September 30,
    1995 and December 31, 1994, respectively           24,137         24,499
  Other receivables, net of reserves of
    $505 and $1,071 as of September 30,
    1995 and December 31, 1994, respectively            1,677          1,133
                                                     --------       --------
                                                       36,683         35,608
                                                     --------       --------

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                            A S S E T S (continued)



                                                  September 30,   December 31,
                                                       1995           1994
                                                  -------------   -----------
                                                   (Unaudited)     (Audited)

OTHER ASSETS
  Property, plant and equipment, less
    accumulated depreciation of $2,173
    and $1,948 as of September 30, 1995 and
    December 31, 1994, respectively                     1,518          1,588
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $850 and $735 as of September 30,
    1995 and December 31, 1994, respectively            2,185          2,299
  Deferred costs regarding waste technology
    and other                                           2,719          2,126
                                                     --------       --------
                                                        6,422          6,013
                                                     --------       --------
    Total assets                                     $127,029       $123,513
                                                     ========       ========



























                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                 September 30,   December 31,
                                                      1995           1994
                                                 -------------   ------------
                                                  (Unaudited)     (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued
    liabilities                                      $  4,673       $  3,521
  Mortgages and notes payable                             298            370
  Accrued income tax liability                          3,029          4,553
                                                     --------       --------
                                                        8,000          8,444
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        44,242         36,661
  Non-recourse debt                                     2,004          4,268
  Accounts payable, accrued liabilities
    and deferred income                                 3,545          2,728
                                                     --------       --------
                                                       49,791         43,657
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         1,267          2,398
  Accounts payable and accrued liabilities              2,327          2,506
                                                     --------       --------
                                                        3,594          4,904
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,334          1,559
  Non-recourse debt                                    22,681         22,771
  Accounts payable and accrued liabilities              1,860          1,473
                                                     --------       --------
                                                       25,875         25,803
                                                     --------       --------
    Total liabilities                                  87,260         82,808
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                             4,311          4,322
  Limited partners' capital-10,257 and
    10,215 Units issued and outstanding as of
    September 30, 1995 and December 31, 1994           35,458         36,383
                                                     --------       --------
    Total partners' capital                            39,769         40,705
                                                     --------       --------
                                                     $127,029       $123,513
                                                     ========       ========



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------



Balances, December 31, 1994            $ 4,322        $36,383         $40,705

Net income for the six
  months ended June 30, 1995                14          1,377           1,391

Employee/Director Unit
  options exercised                         --            171             171
                                       -------        -------         -------
Balances, June 30, 1995                  4,336         37,931          42,267

Net (loss) for the three months
  ended September 30, 1995                 (25)        (2,473)         (2,498)
                                       -------        -------         -------
Balances, September 30, 1995           $ 4,311        $35,458         $39,769
                                       =======        =======         =======
















                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                (In thousands)
                                  (Unaudited)
                                                           1995        1994
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                       $(1,107)     $6,829
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             409         456
        Investment properties                                 497         470
      Provision for income taxes                              813       3,020
      Equity in earnings of partnerships                   (1,204)     (1,484)
      Increase in sponsor and developer fees
         from partnerships                                   (273)       (242)
      Distribution of note receivable from partnership         --      (6,526)
      (Increase) decrease in
        Receivables                                        (2,576)        515
        Homebuilding assets                                 1,368       1,738
        Community development assets                        1,417       7,807
        Restricted cash                                    (1,240)     (5,512)
      (Decrease) increase in accounts payable,
        accrued liabilities and deferred income              (546)         43
                                                          -------     -------
  Net cash (used in) provided by operating activities      (2,442)      7,114
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related to
    investment properties                                     201       4,340
  Net (acquisitions) dispositions of other assets            (819)        318
                                                          -------     -------
  Net cash (used in) provided by investing activities        (618)      4,658
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        26,701       6,796
  Payment of debt                                         (22,812)    (19,094)
  Employee Unit options exercised                             171         436
  Cash distributions to partners                               --      (1,020)
                                                          -------     -------
  Net cash provided by (used in) financing activities       4,060     (12,882)
                                                          -------     -------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS  1,000      (1,110)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR          1,120       2,009
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, SEPTEMBER 30             $ 2,120     $   899
                                                          =======     =======





                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (In thousands)
                                  (Unaudited)
                                                           1995        1994
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                       $(2,498)    $ 3,065
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             144         149
        Investment properties                                 166         157
      Provision for income taxes                              256         185
      Equity in earnings of partnerships                     (440)       (552)
      Increase in sponsor and developer fees
         from partnerships                                    (91)        (80)
      Distribution of note receivable from partnership         --      (6,526)
      Decrease (increase) in
        Receivables                                           293         160
        Homebuilding assets                                  (111)      1,246
        Community development assets                          714         128
        Restricted cash                                    (1,434)        393
      (Decrease) increase in accounts payable,
        accrued liabilities and deferred income            (1,414)        882
                                                          -------     -------
  Net cash used in operating activities                    (4,415)       (793)
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in assets related to
    investment properties                                      64        (328)
  Net (acquisitions) dispositions of other assets            (240)         29
                                                          -------     -------
  Net cash used in investing activities                      (176)       (299)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        18,750       3,945
  Payment of debt                                         (13,311)     (3,496)
  Employee Unit options exercised                              --         367
  Cash distributions to partners                               --        (516)
                                                          -------     -------
  Net cash provided by financing activities                 5,439         300
                                                          -------     -------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS    848        (792)
CASH AND SHORT-TERM INVESTMENTS, JUNE 30                    1,272       1,691
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, SEPTEMBER 30             $ 2,120     $   899
                                                          =======     =======





                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (Unaudited)




(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1994 financial statements have been reclassified to conform to the 1995 presentation. The operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year. Net income per unit is calculated based on weighted average units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

(2)  FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated by home and land sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital. As discussed in
Note 4, the Company will no longer receive distributions from HDA, as a result of the Company's distribution of Equus Gaming Company L.P. ("Equus") units representing a 99% limited partnership interest in Equus, to IGC Unitholders in February 1995. In addition, under the terms of IGC's loans, most of the cash generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited. In addition, project financings will be necessary to fund the continued development of land inventory to generate the necessary lot sales to meet the Company's operating obligations. As further discussed in Note 5, pending legal proceedings may also adversely affect the Company's liquidity, including the timing and/or terms of any financings.

     In response to the decline in the real estate markets and the decline in the availability of financing, the Company developed a financial restructuring plan in June 1992. Since commencing the plan, the Company has successfully restructured all loans targeted by the plan and has reduced recourse bank debt by $23.8 million from $69.1 million at the start of the restructuring plan to $45.3 million at September 30, 1995.

     NationsBank has agreed to extend the maturity of its loans until May 1998. Under the agreement, the extension of the maturity beyond November 30, 1995 is contingent upon a mandatory principal curtailment of $2.2 million which the Company anticipates will come from the financing of the first phase of Fairway Village in St. Charles, Maryland. Signet Bank has agreed to extend the maturity of its loans until September 1996. The balance of the Signet loans as of September 30, 1995 is $3.6 million. The Company anticipates it will pay off these loans prior to their maturity with the proceeds from the sale of residential lots which secure the loan.

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

     The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995, which could significantly reduce the proceeds available to the Company. If this occurs, management will reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under the LIHPRHA program, an alternative exit strategy would be to convert the four projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three to five years. The Company's share of proceeds of any sales of the projects have been assigned to the FDIC and NationsBank for repayment of debt totalling approximately $12.8 million at September 30, 1995.

     A LIHPRHA application was filed for a fifth project in Puerto Rico in November 1994. The timetable for completing the LIHPRHA processing is approximately two years. However, if proposed legislation is enacted, management may withdraw the application.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of September 30, 1995, IGC manages and is a general partner in 29 real estate partnerships which own 32 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is also a limited partner in many of these partnerships. The apartment projects are financed by non-recourse mortgages. Of the 6,559 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     The following table summarizes IGC's investment in residential rental partnerships:
                                                 September 30,    December 31,
                                                     1995            1994
                                                 -------------    -----------
                                                  (Unaudited)      (Audited)
                                                         (In thousands)
Long-term receivables, net of deferred
  income of $3,505 and $3,778 at
  September 30, 1995 and December 31, 1994,
  respectively                                       $ 3,374         $ 3,368
Investment in partnerships                             7,495           6,608
                                                     -------         -------
                                                     $10,869         $ 9,976
                                                     =======         =======

     The combined condensed statements of income for the three and nine month periods ended September 30, 1995 and 1994, are shown below for the partnerships owning residential rental properties:

                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                         Three Months Ended             Nine Months Ended
                            September 30,                 September 30,
                       -----------------------        ---------------------
                       1995 (1)       1994 (1)        1995 (1)     1994 (1)
                       --------       --------        --------     --------
                           (In thousands)                (In thousands)

Revenues               $10,248        $ 9,920          $30,673     $30,909
                       -------        -------          -------     -------
Operating expenses
  Depreciation           1,605          1,626            4,812       4,849
  Other                  8,133          8,089           25,005      25,070
                       -------        -------          -------     -------
                         9,738          9,715           29,817      29,919
                       -------        -------          -------     -------
Net income             $   510        $   205          $   856     $   990
                       =======        =======          =======     =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase"), New Forest Apartments General Partnership ("New Forest") and Lancaster Associates L.P. ("Lancaster") are excluded from these statements. The operations of these partnerships are consolidated in the Company's consolidated statements of (loss) income for the three and nine month periods ended September 30, 1995 and 1994.

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

(4)  INVESTMENT IN REAL ESTATE VENTURES RELATING TO HORSE RACING

     Housing Development Associates, S.E. ("HDA"), a limited partnership that owns the only thoroughbred race track in Puerto Rico, was owned 1% by IGC and 82% by Equus Gaming Company L.P. ("Equus") at September 30, 1995 and 68% by IGC and its consolidated subsidiaries at December 31, 1994.

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

     A registration statement was filed with the Securities and Exchange Commission ("SEC") for the distribution of Equus limited partnership units ("Equus Units") representing a 99% limited partnership interest in Equus, and was declared effective by the SEC on January 10, 1995. The distribution of Equus Units ("Distribution") took place on February 6, 1995 when IGC distributed 5,128,372 Equus Units to IGC Unitholders and the Units became listed on NASDAQ. The Distribution was made on the basis of one Equus Unit for every two IGC Units outstanding on the record date of January 25, 1995. As a result of the Distribution, IGC's total revenues for the three and nine months ended September 30, 1995 were reduced by $164,000 and $749,000, respectively, and net income was increased by $6,000 and decreased by $13,000, respectively, for these periods. IGC's equity in earnings of HDA and resultant net income were also reduced by approximately $453,000 for the nine month period ended September 30, 1995 and increased by $187,000 for the third quarter 1995 due to the Distribution of Equus.

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

     At September 30, 1995, the Company's financial statements reflect the equity method of accounting for its investment in Equus, including its investments in HDA and Virginia Jockey Club, Inc. ("VJC"). Because IGC is the 1% general partner of Equus, it has the ability to exercise significant influence over Equus' operating and financial policies and the equity method is considered appropriate. At December 31, 1994, IGC's investment in Equus was consolidated in the Company's financial statements, since IGC owned a majority interest in Equus at this date.

(5)  DEBT

     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:

                                            Stated   Outstanding Balance at:
                              Maturity     Interest September 30, December 31,
Description by Lender           Date         Rate       1995          1994
-------------------------  --------------  -------- ------------- ------------
                                                          (In thousands)
Non-recourse debt:
  Community Development
    Administration (11)    12-29-24         6.85%       $  4,403      $ 4,438
  Community Development
    Administration (9)     10-01-27         9.575%         6,369        6,390
  Community Development
    Administration (9)     10-01-28         9.875%        11,909       11,943
  Supra & Co. (13)         None             Prime             --        1,514
                                            + 2.5%
  Supra & Co. (13)         08-02-09         Prime          1,977        2,372
                                            + 1.5% (2)
  Supra & Co. (13)         08-02-09         None   (2)        12          382
                                                         -------      -------
      Total non-recourse                                  24,670       27,039
                                                         -------      -------
Recourse debt:
  Citibank (10)            Demand           (1)            1,334        1,559
  Citibank (7)             05-05-96         (5)            2,325           --
  NationsBank (5,7,12)     11-30-95         Prime            608          608
                                            + 1.5%
  NationsBank (5,7,12)     11-30-95         Prime          4,788        5,146
                                            + 1.5%
  NationsBank (5,7,12)     11-30-95         Prime          5,399        7,719
                                            + 1%
  Purchase money           Various from     9%-12%         1,742        2,081
    mortgages (5)          06-12-96 to
                           04-01-98
  Washington Savings (5,6) 12-27-95         8%               137        1,153
  Signet Bank (6,12,15)    09-01-96         Prime          3,623        6,533
                                            + 2%
  Wachovia Bank & Trust    11-30-95         Prime            239          337
    (5,7)                                   + .5%
  FDIC (5,7,12)            09-30-96         Prime          6,785        8,995
                                            + 1%
  1st National Bank of     12-29-97         Prime            406          460
    St. Mary's (6)                          + 1.5%
  1st National Bank of     12-21-95         9%                55          120
    St. Mary's (6)
  Washington Savings (6)   Various from     9.75%            330           --
                           02-25-96 to      to 10%
                           06-06-96

                                            Stated   Outstanding Balance at:
                              Maturity     Interest September 30, December 31,
Description by Lender           Date         Rate       1995          1994
-------------------------  --------------  -------- ------------- ------------
                                                          (In thousands)

  1st National Bank of     09-14-96         10.25%           162           --
    St. Mary's
  Virginia First           11-16-95         Prime            577          484
    Savings (6)                             + 1.5%
  FirstBank (5)            12-31-97         Prime         17,425           --
                                            + 1.5%
  Banco Central
    Hispano (5,15,16)      12-31-97         (3)               --        3,875
  Banco Central            12-31-97         Prime             --        1,300
    Hispano (5,15,16)                       + 1%
  Wachovia Bank & Trust    Various from     7-1/2%            45           91
    (7)                    04-26-00 to
                           10-25-00
  Riggs National Bank (5)  06-15-96         Prime            659           --
                                            + 1%
  Various (5,7,8,14)       Various from     7.1%             436          527
                           12-31-95 to      to 11%
                           04-12-97                      -------      -------
      Total recourse                                      47,075       40,988
                                                         -------      -------
      Total debt                                         $71,745      $68,027
                                                         =======      =======

Balance Sheet Classification
----------------------------

Mortgages and notes payable - Recourse debt              $   298      $   370
Related to community development -
  Recourse debt                                           44,176       36,661
  Non-recourse debt                                        1,989        4,268
Related to homebuilding projects - Recourse debt           1,267        2,398
Related to investment properties -
  Recourse debt                                            1,334        1,559
  Non-recourse debt                                       22,681       22,771
                                                         -------      -------
      Total debt                                         $71,745      $68,027
                                                         =======      =======

 (1) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 7.96% and 6.70% at September 30, 1995 and December 31, 1994, respectively.
 (2) On August 2, 1994, HDA distributed a receivable from Land Development Associates S.E. ("LDA") to Supra & Co. which included principal and accrued interest. The accrued interest was distributed as a non-interest bearing note. The interest bearing note has an interest rate of prime plus 1.5% with a floor of 6% and a ceiling of 9%. At September 30, 1995 and December 31, 1994 the interest rate was 9.0%.
 (3)  Interest rate was 936 rate plus 3%, with minimum of 6% and maximum of 9%.

      The rate at December 31, 1994 was 8.57%.
 (4)  Not used.
 (5)  These facilities are collateralized by land and improvements.

 (6)  These facilities are collateralized by land and housing.
 (7)  These facilities are collateralized by receivables.
 (8)  These facilities are collateralized by land and building.
 (9)  These facilities are mortgages on apartment projects insured by FHA.
(10)  This loan is collateralized by a letter of credit.
(11) This facility is a mortgage on an apartment project insured by the Maryland Housing Fund.
(12)  These facilities are collateralized by investments in partnerships.
(13)  This entity is a minority partner in LDA.
(14)  These facilities are collateralized by vehicles.
(15) This facility was collateralized by the Company's 80% partnership interest in LDA and by assignment of 70% of net cash distributions from LDA or any other receivable from LDA to the Company.
(16) These loans were repaid in August 1995 when the Company refinanced the property which secures the loans with FirstBank.


(6)   RELATED PARTY TRANSACTIONS

      James J. Wilson, Chief Executive Officer of the Company has an ownership interest in various entities to which IGC provides management services. These entities and their relationships to IGC are as follows:

                                   Interstate Business
                                   Corporation ("IBC")
                                       or Affiliate             IGC
                                   --------------------  --------------------
                                            Limited               Limited
                                            and Limited           and Limited
                                   General  Liability    General  Liability
                                   Partner  Partner      Partner  Partner
                                   -------  -----------  -------  -----------

Chastleton                          .99%          --       .01%         --
Coachman's Landing
  ("Coachman's")                      1%         49%         1%        49%
Santa Maria Associates,
  S.E. ("Santa Maria")                --         99%         --         1%
El Monte Properties, S.E.
  ("El Monte")                        --         99%         --         1%
G.L. Limited Partnership
  ("Rolling Hills")                   1%         49%         --         --
Village Lake Associates
  Limited Partnership
  ("Village Lake")                   99%          1%         --         --
Capital Park Associates
  ("Capital Park")                   (a)          --         --         --
Smallwood Village Associates
  Limited Partnership ("SVA")         1%         51%         --         --
Smallwood Village Office
  Building Associates Limited
  Partnership ("SVOBA")              25%          --         --         --
Equus Gaming Company L.P.             --         32%         1%         --
IBC, General Partner of IGC           --          --         --         --

     (a) An affiliate of IBC holds notes receivable that are secured by the existing general partners' interest in the partnership.

     Transactions between the above entities and IGC are described in the following tables.

                                  REVENUE FOR THE NINE MONTH PERIOD ENDED
                                             SEPTEMBER 30, 1995
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)               $   54      $ --  $   54  $  (53)  $    1
Coachman's (a)                    112       178     290     (25)     265
Santa Maria                        74                74               74
El Monte                           56                56               56
Rolling Hills (b,j)               413               413              413
Village Lake (a)                   45                45               45
Capital Park                      234               234              234
SVA                                44                44               44
SVOBA                               5                 5                5
IBC                                23        25      48               48
                               ------      ----  ------   -----   ------
                               $1,060      $203  $1,263   $ (78)  $1,185
                               ======      ====  ======   =====   ======




                                 REVENUE FOR THE THREE MONTH PERIOD ENDED
                                             SEPTEMBER 30, 1995
                                               (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                 $ 19      $ --    $ 19   $ (19)    $ --
Coachman's (a)                      6         6      12     (12)      --
Santa Maria                        17                17               17
El Monte                           26                26               26
Rolling Hills (b,j)                24                24               24
Village Lake (a)                    6                 6                6
Capital Park                       79                79               79
SVA                                15                15               15
SVOBA                               2                 2                2
IBC                                 8         8      16               16
                                 ----      ----    ----   -----     ----
                                 $202      $ 14    $216   $ (31)    $185
                                 ====      ====    ====   =====     ====

                                 RECEIVABLES AT SEPTEMBER 30, 1995
                                           (In thousands)
                      --------------------------------------------------------
                                Outstanding Balance
                      ---------------------------------------
                                 Working
                                 Capital Land/
                      Management Loans   Asset                          Book
                         Fees     (d)    Sales Interest Total Reserved Balance
                      ---------- ------- ----- -------- ----- -------- -------

Chastleton (g,h)        $330     $ 33   $  --    $ --    $363  $(330)   $ 33
Coachman's (e,i)          13      116             $12     141    (25)    116
Santa Maria                6                                6              6
El Monte                  15                               15             15
Rolling Hills (j)        321        4                     325            325
Village Lake              43       --                      43             43
Capital Park              26       16                      42             42
SVA (f)                    4        1                       5              5
SVOBA                      1       --                       1              1
IBC (h,i)                  3       13     302      25     343            343
                        ----     ----    ----    ----  ------  -----    ----
                        $762     $183    $302     $37  $1,284  $(355)   $929
                        ====     ====    ====    ====  ======  =====    ====





                                  REVENUE FOR THE NINE MONTH PERIOD ENDED
                                             SEPTEMBER 30, 1994
                                               (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                  $55      $ --     $55   $(47)      $ 8
Coachman's (a)                     18        14      32    (32)       --
Santa Maria                        43                43               43
El Monte                           71                71               71
Rolling Hills (b)                  71                71    (31)       40
Village Lake (a)                   11                11    (11)       --
Capital Park                      212               212              212
SVA                                42       115     157   (119)       38
SVOBA                               8                 8                8
IBC                                21        61      82    (21)       61
                                 ----      ----    ----   ----      ----
                                 $552      $190    $742  $(261)     $481
                                 ====      ====    ====   ====      ====

                                 REVENUE FOR THE THREE MONTH PERIOD ENDED
                                            SEPTEMBER 30, 1994
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management
                                  Fees    Interest Total Reserved Recognized
                               ---------- -------- ----- -------- ----------

Chastleton (a,c)                 $ 18               $18   $(18)     $ --
Coachman's (a)                      6         5      11    (11)       --
Santa Maria                        15                15               15
El Monte                           22                22               22
Rolling Hills (b)                  24                24      7        31
Village Lake (a)                    6                 6     (6)       --
Capital Park                       78                78     --        78
SVA                                13        39      52    (44)        8
SVOBA                               3                 3                3
IBC                                 7        19      26     (9)       17
                                 ----      ----    ----   ----      ----
                                 $192      $ 63    $255   $(81)     $174
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

(d) Working capital loans include operating advances and reimbursements due for common expenses.
(e) IBC has the funding obligation for operating deficits. IGC equally shares the general and limited partnership interest with IBC, since IGC funded these deficits.
(f) During 1990, in satisfaction of outstanding advances of $1.7 million due IGC from IBC, IBC transferred to IGC a $3.8 million note receivable due from SVA. This note was purchased back by IBC on December 30, 1994.
(g)  IBC has the funding obligation for operating deficits.
(h) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.
(i) During 1989, IBC purchased 5.01 acres of commercial land. IGC accepted a note receivable for 80% of the $1,092,000 purchase price. The note is collateralized by IBC's ownership interest in Santa Maria and Village Lake. On December 23, 1994, Lakeside, a wholly owned subsidiary of the Company purchased the remaining 1.23 acres of this land from IBC for the development of rental units for senior citizens, for its appraised value of $440,000. Lakeside paid $88,000 to IBC and issued a note payable for the remaining $352,000. The note is payable upon the earlier of final closing of permanent financing for the rental project or December 31, 1996. During the first quarter of 1995, IBC assigned the note receivable due from Lakeside to IGC in satisfaction of past due receivables from Coachman's. The collection of the majority of the Coachman's receivables had previously been questionable and $328,000 had been reserved. This transaction resulted in income recognition of these reserves during the first nine months of 1995.
(j) The performance of this project has improved and the project is now producing positive cash flow. During the first quarter of 1995, partial payments were made of past due management fees owed to the Company. The collection of the remaining receivable balance is now considered probable and reserves related to this receivable aggregating $335,000 were recognized as income during the first nine months of 1995.

     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's executive offices are located. A total of 23,400 square feet of office space was leased by IGC and affiliates at approximately $282,000 per year (subject to adjustment for inflation). During the three and nine month periods ended September 30, 1995 and 1994, IGC's rent for its share of the leases was $45,000 and $52,000, respectively, and $140,000 and $148,000, respectively. The lease was amended reducing the square feet to 15,100 and the annual rate to $181,000. The lease was also extended to 2005 with a sublease provision requiring IBC to sublease the premises at IGC's request.

     IGC provides management services to HDA pursuant to a management agreement which has a term ending in December 2004. The management agreement provides for an annual fee of $250,000, adjusted by the percentage increase in the Consumer Price Index ("CPI") over the prior year. Management fees earned for services provided to HDA in the first nine months of 1995 and 1994 were $198,000 and $193,000, respectively. Management fees for the three month periods ended September 30, 1995 and 1994 were $64,000 and $64,000, respectively.

     IGC provides administrative support services to Equus Gaming Company L.P. pursuant to a Master Support and Services Agreement. During the three and nine months ended September 30, 1995, IGC received $50,000 and $150,000, respectively, in connection with such services.

     IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. The Doral Building is owned by a 99% owned subsidiary of IBC. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $171,000 and $154,000 for the nine months ended September 30, 1995 and 1994, respectively. Rental expense for the three month periods ended September 30, 1995 and 1994 was $61,000 and $51,000, respectively.

     American Family Homes, a wholly owned subsidiary of IGC, leases 3000 square feet of commercial space from IBC which is used for one of its sales centers. The lease term was modified to reflect a June 1, 1996 expiration date. Rent expense associated with this lease during the three and nine month periods ended September 30, 1995 was $10,000 and $29,000, respectively.

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

     On March 31, 1995, IGC sold two parcels in the Parque Escorial development in Puerto Rico to Compri Caribe Development Corp. ("Compri"), a corporation wholly owned by Jorge Colon Nevares, a director of the Company's managing general partner, for use in its operations. The terms of this transaction provided for a sales price of $3,453,000, of which $693,000 was paid in cash, and the remainder of which was satisfied by a note in the amount of $2,760,000. The note is collateralized by the land parcels and bears interest at a rate of 10% per annum commencing at the earlier of infrastructure completion or December 15, 1995. From April 1, 1995 to December 15, 1995, the non-interest bearing period, the note was discounted at a rate of 10%. Interest income recognized in connection with this amortization of the discount from April 1, 1995 to September 30, 1995 totalled $131,311. Monthly payments of principal and interest totalling $27,000 are due monthly commencing May 1, 1995 with a balloon payment due at maturity on April 1, 1998.

     Concurrent with the transaction described above, the Company executed a contract of sale with Compri for three other land parcels in the Parque Escorial development. The terms of the agreement, as amended, provide for a base purchase price of $3,397,000, subject to monthly escalations of one percent per month for each month that transpires from the earlier of infrastructure completion or December 15, 1995. The closing of the transaction is to take place on or before December 21, 1995. A 20% cash payment is due at closing, with the remainder to be satisfied by an interest bearing note collateralized by the land parcels. The note is to bear interest at a fixed rate of prime plus one percent at the closing date, and is payable in thirty-five monthly installments of principal and interest of $27,000, with a balloon payment due at maturity.

     On September 8, 1995, the Company executed a Contract of Sale with Twenty First Century Homes S.E. ("Twenty First Century") for two parcels of land in the Parque Escorial Development for $3,520,000. Jorge Colon Nevares holds a 50% ownership interest in Twenty First Century. The closing of the transaction is to take place no later than December 15, 1995.

(7)   COMMITMENTS AND CONTINGENCIES

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site and filed suit against the Corps claiming that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation.

     In November 1993, the Company believed that it had an agreement in principle with the Corps that would settle the Company's claim and permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland. After conducting a lengthy investigation of the Company's wetlands practices in St. Charles, in October 1995 a grand jury convened by the U.S. Attorney charged that certain of the Company's practices with respect to four parcels, including the Site, constituted criminal violations of Section 404 of the Clean Water Act. The indictment charged each of IGC, its affiliate, St. Charles Associates, L.P., and the Company's Chairman, James J. Wilson. During the course of the U.S. Attorney's investigation, the Corps issued additional violation notices relating to filling portions of other parcels claimed by the Corps to be protected wetlands and in October 1995 filed a civil action in the U.S. District Court for the District of Maryland charging the Company and Mr. Wilson with violations of the Clean Water Act. Of the approximately 4,400 acres developed by the Company in St. Charles, approximately 70 acres are the subject of the civil and criminal charges.

     Through the nine months ended September 30, 1995 the Company incurred approximately $700,000 in legal expenses and has taken a provision of $1,500,000 for anticipated expenses related to defending against the criminal and civil actions. No provision has been made for any fine or penalty. The maximum statutory penalty sought under the civil action is $25,000 per day for each of nine separate violations. Maximum statutory penalties sought against the Company under the criminal action are $50,000 per day for each of four felony violations or, alternatively, twice the pecuniary gain realized by the Company from any illegal action. The U.S. Attorney also seeks to enjoin the Company from engaging in future illegal wetlands practices.

     Management believes the Company and Mr. Wilson have complied with applicable laws relating to wetlands practices and, accordingly, the Company and Mr. Wilson will vigorously defend against these charges and expect to prevail.

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

     The Company monitors the impact of these external factors and adjusts its product line and marketing strategy as needed. The effect of these influences and other circumstances on the Company's operating results are discussed in further detail below.

     Net (loss) income. The Company's net income for the nine and three months ended September 30, 1995 and 1994 totalled a loss of $1.1 million and $2.5 million and an income of $6.8 million and $3.1 million, respectively. A summary of these results by operation is as follows:

                                For the Nine Months    For the Three Months
                                Ended September 30,     Ended September 30,
                                --------------------    -------------------
                                  1995        1994        1995       1994
                                  ----        ----        ----       ----
                                   (In thousands)          (In thousands)
Operating (loss) income
  Community development         $ 4,845     $ 5,889     $   437     $   604
  Homebuilding                     (251)        133         (30)       (181)
  Investment properties and
    asset management              5,269       7,099       1,543       1,184
  Operations distributed
    to unitholders                   --       5,223          --       5,022
  Other income and expenses     (10,157)     (8,495)     (4,192)     (3,379)
                                -------     -------     -------     -------
Net (loss) income before
  provision for income tax         (294)      9,849      (2,242)      3,250
Provision for income tax            813       3,020         256         185
                                -------     -------     -------     -------
Net (loss) income               $(1,107)    $ 6,829     $(2,498)    $ 3,065
                                =======     =======     =======     =======

     The following table presents selected community development financial data for the nine months ended September 30, 1995 and 1994.
                                                     1995             1994
                                                     ----             ----
                                                    (In thousands, except
Lots Sold:                                          units and percentages)
  Commercial and business parks (acres)
    St. Charles                                        14               10
    Puerto Rico                                         5               62
  Residential lots (units)
    St. Charles
      Developed single-family lots                    109               83
    Montclair
      Developed townhome lots                          --               19
      Semi-developed multi-family lots                 21               44
    Westbury developed single-family lots              --               21
  Undeveloped land (acres)
    Westbury                                           --              .06
    Puerto Rico                                        --               19

Average sales price:
  Commercial and business parks
    St. Charles                                      $269             $ 98
    Puerto Rico                                      $666             $194
  Residential
    St. Charles
      Developed single-family lots                   $ 39             $ 46
    Montclair
      Developed townhome lots                          --             $ 38
      Semi-developed multi-family lots               $ 12             $ 11
    Westbury developed single-family lots              --             $ 27
  Undeveloped land
      Westbury                                         --             $517
      Puerto Rico                                      --             $ 13

Average Gross Profit Margin:
  Commercial and business parks
    St. Charles                                       69%              69%
    Puerto Rico                                       46%              37%
  Residential lots
    St. Charles
      Developed single-family lots                    35%              42%
    Montclair
      Developed townhome lots                          --              10%
      Semi-developed townhome lots                     0%               9%
    Westbury developed single-family lots              --               8%
  Undeveloped land
    Westbury                                           --             100%
    Puerto Rico                                        --              47%
Sales revenue                                     $11,598          $18,958
Cost of sales                                       6,564           12,324
                                                  -------          -------
Gross profit                                        5,034 43%        6,634 35%
                                                  -------          -------
Selling and marketing                                  93               86
Minority interest                                      96              659
                                                  -------          -------
Operating profit                                  $ 4,845          $ 5,889
                                                  =======          =======

     The following tables present selected community development financial data for the quarter ended September 30, 1995 and 1994:
                                                     1995             1994
                                                     ----             ----
                                                    (In thousands, except
                                                    units and percentages)
Lots Sold:
  Commercial and business parks (acres)
    St. Charles                                         3                2
  Residential lots (units)
    St. Charles
      Developed single-family lots                     38               26
    Montclair
      Developed townhome lots                          --               10
      Semi-developed multi-family lots                 21               --
    Westbury developed single-family lots              --               11
  Undeveloped land (acres)
    Puerto Rico                                        --               19


Average sales price:
  Commercial and business parks
    St. Charles                                      $ 87             $ 92
  Residential
    St. Charles
      Developed single-family lots                   $ 37             $ 43
    Montclair
      Developed townhome lots                          --             $ 37
      Semi-developed multi-family lots               $ 12               --
    Westbury developed single-family lots              --             $ 28
  Undeveloped land
    Puerto Rico                                        --             $ 13


Average Gross Profit Margin:
  Commercial and business parks
    St. Charles                                       69%              73%
  Residential
    St. Charles
      Developed single-family lots                    29%              38%
    Montclair
      Developed townhome lots                          --              11%
      Semi-developed multi-family lots                 0%               --
    Westbury developed single-family lots              --              11%
  Undeveloped land
    Puerto Rico                                        --              47%


Sales revenue                                     $ 1,911          $ 2,239
Cost of sales                                       1,539            1,653
                                                  -------          -------
Gross profit                                          372 19%          586 26%
                                                  -------          -------
Selling and marketing                                   4               24
Minority interest                                     (69)             (42)
                                                  -------          -------
Operating profit                                  $   437          $   604
                                                  =======          =======

     The Company generally develops planned communities that contain a balanced mix of residential, business and commercial property. The Company is currently developing communities in the Washington, D.C. metropolitan area and San Juan, Puerto Rico. The Washington, D.C. area is a highly competitive region represented by national, regional and local developers. Other than the Company's land inventory, the San Juan area has limited developable land available. The effect of competition to the Company in this area has been minimal. Management anticipates land sales to increase in 1996 with the addition of the Puerto Rico planned community, Parque Escorial, to its available inventory. This increase should be enhanced by the grand opening of the third village in St. Charles, a planned community in Maryland

     The Company sells fully developed lots, semi-developed lots and on occasion undeveloped tracts of land. The sales prices and profit margins vary depending on the size, development status, location and use. The U.S. commercial parcels typically require limited development and have higher sales prices resulting in significantly higher profit margins than those achieved by the smaller finished residential lots. As a result, the Company's profits can be greatly affected by the sales mix during any one period. The Company's sales volume, revenues and profits during any one period can also be affected by sales or lack of sales in developments that are in the final stages. Typically, the most desirable lots sell first, leaving residual lots for sale that are less profitable and more difficult to sell. The second village in St. Charles, Westlake, was substantially sold out prior to 1995. As a result, the Company's residential lot inventory available for sale in 1995 consisted largely of these residual lots. In addition, the Company has continued its sales efforts of the remaining lots in Montclair, Virginia. The basis of the lots has reached the market value and all additional maintenance, minimal development and carrying costs have an immediate and direct impact on gross profits.

     Land sales decreased to $12 million for the nine months ended September 30, 1995 from $19 million for this same period in 1994. The decrease in 1995 is primarily attributable to the closing of the sale of a shopping center site in Puerto Rico during the 1994 period with no comparable sale in 1995. Land sales decreased 37% to $1.9 million for the three months ended September 30, 1995 from $2.2 million for the same period in 1994. During the third quarter 1995, the single-family lots sold were smaller with lower sales prices than those sold during the third quarter 1994. The residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions. Excess home inventory levels throughout the industry have reduced the need for homebuilders to purchase additional lots.

     Gross profit margins from community development increased to 43% during the first nine months of 1995 from 35% during the same period in 1994 due primarily to a change in the sales mix. The benefits of this change in mix was partially offset by an increase in period costs relative to total sales revenues during the 1995 period. Gross profits from community development decreased to 19% during the three months ended September 30, 1995 from 26% during the third quarter of 1994 due primarily to the change in sales mix. A greater percent of lots sold during the 1995 period, compared to the same period in 1994, were small single-family lots. The majority of these lots were originally financed with a participating mortgage. The Company's profit margins are reduced by the lender's 50% share of the profit on these lots.

     The land profits from the Puerto Rico operations are shared by the Company and a minority partner, 80% and 20%, respectively. The minority partner earned $96,000 for the first nine months in 1995 compared to $659,000 earned during the comparable 1994 period. The profits were higher during the 1994 period due to the sale of the shopping center site.


Homebuilding

     The following table presents selected homebuilding financial data for the nine months ended September 30, 1995 and 1994:

                                                   1995             1994
                                                   ----             ----
                                                   (In thousands, except
                                                   units and percentages)

Units Sold:
  Semi-Custom homebuilding                           60              105
  Tract homebuilding
    St. Charles, MD                                  19               42
    Lexington Park, MD                                1                2
    Montclair, VA                                    --                1
                                                   ----             ----
                                                     80              150
                                                   ====             ====

Backlog:
  Semi-Custom homebuilding                           84              120
  Tract homebuilding
    St. Charles, MD                                   7                8
    Lexington Park, MD                               --                4
    Montclair, VA                                    --               --
                                                   ----             ----
                                                     91              132
                                                   ====             ====

Average Sales Price:
  Semi-Custom homebuilding (excludes lots)         $ 91             $ 81
  Tract homebuilding
    St. Charles, MD                                $150             $152
    Lexington Park, MD                             $ 80             $ 81
    Montclair, VA                                    --             $118

  Division                                         $105             $101

Home sales                                      $ 8,378          $15,135
Cost of sales                                     7,663           14,012
                                                -------          -------
Gross profits                                       715  9%        1,123  7%
                                                -------          -------
Selling and marketing                               966              990
                                                -------          -------
Operating (loss) income                         $  (251)         $   133
                                                =======          =======

     The following table presents selected homebuilding financial data for the three month period ended September 30, 1995 and 1994:

                                                   1995             1994
                                                   ----             ----
                                                   (In thousands, except
                                                    units and percents)

Units Sold:
  Semi-Custom homebuilding                           19               33
  Tract homebuilding
    St. Charles, MD                                   5               16
    Lexington Park, MD                               --               --
                                                   ----             ----
                                                     24               49
                                                   ====             ====

Average Sales Price:
  Semi-Custom homebuilding (excludes lots)         $ 95             $ 79
  Tract homebuilding
    St. Charles, MD                                $146             $158
    Lexington Park, MD                               --               --

  Division                                         $105             $105


Home sales                                      $ 2,532          $ 5,130
Cost of sales                                     2,240            4,939
                                                -------          -------
Gross profits                                       292  12%         191  4%
                                                -------          -------
Selling and marketing                               322              372
                                                -------          -------
Operating loss                                  $   (30)         $  (181)
                                                =======          =======


     In spite of the relatively favorable interest rate environment during the first nine months of 1995, the general market conditions in the areas where IGC's semi-custom homebuilding division operates softened. In St. Charles, the Company's recent focus has been on lot sales to other builders due to the more favorable gross margins provided by such sales. As a result, competition from other builders has increased resulting in an unfavorable impact on the Company's homebuilding operations in this market area. Due to increasingly competitive conditions and cost factors, the Company downsized their homebuilding operations during the second quarter of 1995. These downsizing efforts included a reduction of administrative staff levels and the closing of unprofitable sales centers. This undertaking is expected to permit the Company to increase its focus on its more profitable land sale operations while continuing limited homebuilding activities in geographic areas with the greatest profit potential. The costs incurred in connection with these efforts were not significant and have been included in the Company's operating results for the nine month period ended September 30, 1995.

     For the first nine months of 1995, unit settlements were 80, a 47% decrease from 150 in the same period of 1994. Units settled during the third quarter of 1995 were 24, a 51% decrease from 49 in the third quarter of 1994. These decreases were due to a softening of the market conditions in the areas where the Company's semi-custom homebuilding division operates. In addition, the Company has reduced its tract division's staff and operations until the competition's excess inventory has returned to normal levels.

     The average sales price during the nine months ended September 30, 1995 was $105,000, a 4% increase from $101,000 during the comparable 1994 period. The change in average sales price is due to nominal price increases offset by the change in sales mix during those periods.

     Gross profit margins for the first nine months in 1995 were 9%, a 29% increase over the 7% margins in the first nine months of 1994. The gross profit margins during the third quarter of 1995 were 12%, a 200% increase from the 4% earned during the third quarter of 1994. Even though the Company's gross profit margins have increased, they have been unfavorably impacted by the continued competitive market conditions and excess industry inventory levels. The improvement is attributable to the restructure of the Company's homebuilding operations. These restructuring activities included a reduction of administrative staff levels and the elimination of certain unprofitable sales center locations. As a result of these efforts, overhead costs associated with the homebuilding division's activities were reduced significantly. Also, contributing to the lower margins in 1994 was the write-off during the third quarter of unrealizable capitalized costs.

     Selling and marketing expenses during the first nine months in 1995 remained comparable to those during the same period in 1994. Selling and marketing expenses decreased $50,000 or 13% during the three months ended September 30, 1995 as compared to this same period in 1994. This decrease was attributable primarily to the restructuring and downsizing of this division's activities during the second quarter of 1995.

     Investment Properties and Asset Management. Revenues from investment properties include equity in earnings from partnerships, development fees, apartment operating income and management fees. The following table presents selected financial data for the nine months ended September 30, 1995 and 1994:

                                                     1995             1994
                                                     ----             ----
                                                         (In thousands)

Apartment rental revenues                          $ 3,463          $ 3,286
Apartment operating expense                         (3,307)          (3,336)
                                                   -------          -------
Apartment operating income (loss)                      156              (50)
                                                   -------          -------
Equity in earnings from partnerships
  and development fees                               1,932            4,580
Management and other fees                            3,181            2,569
                                                   -------          -------
                                                   $ 5,269          $ 7,099
                                                   =======          =======

     The following table presents selected financial data for the third quarter of 1995 and 1994:

                                                     1995             1994
                                                     ----             ----
                                                         (In thousands)

Apartment rental revenues                          $ 1,149          $ 1,128
Apartment operating expense                         (1,113)          (1,163)
                                                   -------          -------
Apartment operating income (loss)                       36              (35)
                                                   -------          -------
Equity in earnings from partnerships
    and development fees                               602              526
Management and other fees                              905              693
                                                   -------          -------
                                                   $ 1,543          $ 1,184
                                                   =======          =======

     Apartment operating income during the nine and three months ended September 30, 1995 was $156,000 and $36,000, respectively, compared to losses of $50,000 and $35,000, respectively, during the same periods in 1994. This increase was due to increased rental rates and reduced vacancies. Also contributing to the lower margins in the 1994 periods were certain non-recurring repair and maintenance expenses.

     Equity in earnings from partnerships and development fees during the nine months ended September 30, 1995 decreased to $1.9 million from $4.6 million for the same period in 1994. This decrease was due primarily to IGC's receipt and recognition as revenue of distributions from a Puerto Rico partnership owning four apartment projects that were refinanced during the first nine months of 1994. No similar distributions were received during the first nine months of 1995.

     Equity in earnings from partnerships during the three months ended September 30, 1995 increased to $.6 million from $.5 million for the same period in 1994 due to the Company's share of the increased income produced by the partnerships owning apartment projects. The increased income is a result of improved occupancy rates, rent increases and reduced repair and maintenance expenses.

     Revenues from management fees increased $612,000 or 24% during the first nine months of 1995 in comparison with the same period of the prior year. This was due primarily to the recognition during the first three months of 1995 of management fees related to prior periods. Prior to 1995, doubt as to the collectibility of these fees existed and as a result, the fees were reserved. However, during the first nine months of 1995, the performance of the two multi-family projects from which the fees were due continued to improve indicating that collection of the fees is probable and that recognition of the prior year's fees as revenue is appropriate. In addition, IBC assigned a note receivable from a wholly owned subsidiary of the Company to IGC in satisfaction of past-due management fees from a multi-family project for which IBC is responsible for deficit funding. Also contributing to the increase in management fee revenue was $150,000 received from Equus during the first nine months of 1995 for management and administrative support services. As discussed in Note 4 to the September 30, 1995 consolidated financial statements, IGC has continued to provide management and administrative support services to Equus following the distribution of Equus Units to IGC Unitholders.

     Management and other fees increased $212,000 to $905,000 during the three months ended September 30, 1995 as compared to $693,000 during this same period in 1994. This increase was due primarily to the recognition of current management fees that were deferred during 1994 and the receipt of $50,000 from Equus during the third quarter of 1995 for management and administrative support services that commenced in 1995. Also contributing to the lower fees in 1994 was the reserve of certain incentive management fees when management determined their collection uncertain.

     Equus Operations Distributed to Unitholders. As discussed in Note 4 to the accompanying financial statements, the Company distributed 99% of its investment in Equus to its unitholders during the first quarter of 1995.
During the nine months ended September 30, 1994, the Company recognized $7 million of revenues related to distributions from HDA, all of which was recognized during the third quarter with the exception of $200,000. HDA qualifies as a Puerto Rico special partnership and, as such, partners are not liable for losses in excess of their capital investment. Since HDA's partners' capital accounts were in a deficit at the time of the distribution, the Company recognized $6.5 million of income from its share of the LDA note receivable distributed by HDA. Partially offsetting this revenue was the write-off of $1.8 million of deferred project costs. There were no comparable transactions during 1995.

     Other Income and Expenses. The Company's operations are principally located in two offices. Costs associated with these offices including the salaries and wages of executives and office personnel that provide management and other services for the operating divisions are not included as reductions to their operating income. These costs, additional general and administrative expenses, depreciation and amortization, interest expense, interest income, primarily from land notes receivable, and other income are reported at the corporate level. The following table presents selected financial data for the first nine months of 1995 and 1994:
                                                      1995             1994
                                                   ----------       ----------

Interest and other income                           $    409          $   375
General and administrative expense                    (8,415)          (6,902)
Depreciation and amortization                           (409)            (456)
Interest expense                                      (1,742)          (1,512)
                                                    --------          -------
                                                    $(10,157)         $(8,495)
                                                    ========          =======


     The following table presents selected financial data for the third quarter of 1995 and 1994:

                                                      1995             1994
                                                   ----------       ----------

Interest and other income                            $   197          $   188
General and administrative expense                    (3,523)          (2,999)
Depreciation and amortization                           (144)            (149)
Interest expense                                        (722)            (419)
                                                     -------          -------
                                                     $(4,192)         $(3,379)
                                                     =======          =======

     Interest and other income was $409,000 during the nine months ended September 30, 1995, a 9% increase over this same period in 1994. Interest and other income was $197,000 during the third quarter of 1995, a 5% increase from the $188,000 in this same period in 1994. These increases consisted primarily of interest earned on a larger outstanding balance during 1995 of notes receivable from land sales.

     General and administrative expenses increased $1.5 million or 22% during the first nine months of 1995 as compared to the first nine months of 1994. General and administrative expenses increased $524,000 or 17% during the third quarter of 1995 as compared to the third quarter of 1994. This increase was attributable primarily to increased legal fees associated with the grand jury investigation. In addition, during the third quarter of 1995, management reserved an additional $1.5 million for legal fees to defend the Company and James J. Wilson against the Clean Water Act violations that were filed against them as discussed in Note 7 to the accompanying financial statements. Offsetting this increase in the third quarter of 1995 was an overall reduction of expenses and the impact of expense recognition during the third quarter of 1994 for incentive rights granted certain officers and employees and the exercise of unit options previously granted through the Directors and Employees Unit Option Plans.

     Depreciation and amortization expense declined $47,000 or 10% during the first nine months of 1995 as compared to this same period in 1994. Depreciation and amortization decreased $5,000 or 3% during the three months ended September 30, 1995 as compared to the three month period ended September 30, 1994. These decreases were due to certain fixed assets, financing fees and similar assets becoming fully amortized or depreciated during 1994.

     Interest expense increased $230,000 or approximately 15% during the nine months ended September 30, 1995 versus the comparable period of 1994. Interest expense increased $303,000 or 72% during the three months ended September 30, 1995 versus this same period in 1994. These increases were attributable primarily to the write-off of loan fees associated with debt repaid prior to maturity and interest on increased debt partially collateralized by the Puerto Rico land not currently under development.

     Provision for Income Tax. The provision for Puerto Rico income taxes during the nine months ended September 30, 1995 decreased to $.8 million compared to $3 million during the first nine months of 1994 primarily due to the recognition of taxable income in 1994, resulting from distributions received from partnerships in Puerto Rico that refinanced their apartment projects, and from profits on the sale of a shopping center site.

     The provision for income taxes during the three months ended September 30, 1995 increased to $256,000 compared to $185,000 for the three months ended September 30, 1994. This increase is due to the recognition for tax purposes of intercompany interest income that for book purposes is eliminated against the intercompany interest expense during consolidation.

FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated by home and land sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital. As discussed in
Note 4, the Company will no longer receive distributions from HDA, as a result of the Company's distribution of Equus Gaming Company L.P. ("Equus") units representing a 99% limited partnership interest in Equus, to IGC Unitholders in February 1995. In addition, under the terms of IGC's loans, most of the cash generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited. In addition, project financings will be necessary to fund the continued development of land inventory to generate the necessary lot sales to meet the Company's operating obligations. As further discussed in Note 5, pending legal proceedings may also adversely affect the Company's liquidity, including the timing and/or terms of any financings.

     In response to the decline in the real estate markets and the decline in the availability of financing, the Company developed a financial restructuring plan in June 1992. Since commencing the plan, the Company has successfully restructured all loans targeted by the plan and has reduced recourse bank debt by $23.8 million from $69.1 million at the start of the restructuring plan to $45.3 million at September 30, 1995.

     NationsBank has agreed to extend the maturity of its loans until May 1998. Under the agreement, the extension of the maturity beyond November 30, 1995 is contingent upon a mandatory principal curtailment of $2.2 million which the Company anticipates will come from the financing of the first phase of Fairway Village in St. Charles, Maryland. Signet Bank has agreed to extend the maturity of its loans until September 1996. The balance of the Signet loans as of September 30, 1995 is $3.6 million. The Company anticipates it will pay off these loans prior to their maturity with the proceeds from the sale of residential lots which secure the loan.

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

     The decision to sell the projects under LIHPRHA is largely dependent on the outcome of proposed legislation to be considered by Congress in 1995, which could significantly reduce the proceeds available to the Company. If this occurs, management will reconsider its decision to sell the projects under the LIHPRHA program. It is not possible at the present time to predict the outcome of the proposed changes to the LIHPRHA program. Should management decide not to sell the projects under the LIHPRHA program, an alternative exit strategy would be to convert the four projects to condominiums and sell the individual units. If this alternative is pursued, the conversion and subsequent sale of the units is expected to take approximately three to five years. The Company's share of proceeds of any sales of the projects have been assigned to the FDIC and NationsBank for repayment of debt totalling approximately $12.8 million at September 30, 1995.

     A LIHPRHA application was filed for a fifth project in Puerto Rico in November 1994. The timetable for completing the LIHPRHA processing is approximately two years. However, if proposed legislation is enacted, management may withdraw the application.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 22, 1993, the Company filed suit against the County Commissioners of Charles County, Maryland in the Circuit Court for Charles County seeking compensation for a school site that it had deeded to the County on June 26, 1990. The Company sought a minimum of $3.2 million, equal to the fair market value of the school site. The action sought to enforce an agreement settling litigation between the parties that was entered into in 1989. Under the terms of that agreement, the County agreed to credit the Company for school sites contributed and also agreed to refund to the Company any excess school impact fees paid. In February 1994, the Circuit Court granted the County's partial summary judgment motion and directed the Company to file its suit for compensation in the Maryland Tax Court. The Company appealed that decision to the Court of Special Appeals of Maryland, which affirmed the Circuit Court's decision. The Company appealed that decision to the Court of Appeals of Maryland, which eventually declined to review the case. In accordance with the Circuit Court's ruling, the Company has filed for appropriate relief in the Maryland Tax Court.

     In a separate proceeding, the Company filed suit in 1990 against the County Commissioners in the Circuit Court for Charles County to enforce a provision of the same settlement agreement that required the County to conduct an appropriate water and sewer connection fee study. On June 22, 1992, judgment was rendered in favor of the Company. The judgment required the County to conduct the appropriate water and sewer connection fee study as the basis on which to set fees for St Charles. The County has appealed the judgment to the Court of Special Appeals of Maryland, which affirmed the Circuit Court's decision. The Maryland Court of Appeals declined to review the case, and the Company is now awaiting the County's completion of the study and seeking input into the study before it is completed.

     In March 1990, the Company received a notice (the "Notice") from the U.S. Army Corps of Engineers (the "Corps") asserting that unauthorized fill materials had been placed in portions of an approximately five acre parcel in Charles County, Maryland (the "Site") owned by the Company and claimed by the Corps to constitute wetlands subject to regulation pursuant to the Clean Water Act. Following receipt of the Notice, the Company ceased development of the Site and remediated a portion of the Site in accordance with instructions issued by the Corps. The Company also commenced discussions with the Corps regarding mitigation plans that would preserve some commercial value for the Site and filed suit against the Corps claiming that a prohibition of development on the entire Site would constitute a governmental taking for which the Company would be entitled to compensation.

     In November 1993, the Company believed that it had an agreement in principle with the Corps that would settle the Company's claim and permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland. After conducting a lengthy investigation of the Company's wetlands practices in St. Charles, in October 1995 a grand jury convened by the U.S. Attorney charged that certain of the Company's practices with respect to four parcels, including the Site, constituted criminal violations of Section 404 of the Clean Water Act. The indictment charged each of IGC, its affiliate, St. Charles Associates, L.P., and the Company's Chairman, James J. Wilson. During the course of the U.S. Attorney's investigation, the Corps issued additional violation notices relating to filling portions of other parcels claimed by the Corps to be protected wetlands and in October 1995 filed a civil action in the U.S. District Court for the District of Maryland charging the Company and Mr. Wilson with violations of the Clean Water Act. Of the approximately 4,400 acres developed by the Company in St. Charles, approximately 70 acres are the subject of the civil and criminal charges.

     Through the nine months ended September 30, 1995 the Company incurred approximately $700,000 in legal expenses and has taken a provision of $1,500,000 for anticipated expenses related to defending against the criminal and civil actions. No provision has been made for any fine or penalty. The maximum statutory penalty sought under the civil action is $25,000 per day for each of nine separate violations. Maximum statutory penalties sought against the Company under the criminal action are $50,000 per day for each of four felony violations or, alternatively, twice the pecuniary gain realized by the Company from any illegal action. The U.S. Attorney also seeks to enjoin the Company from engaging in future illegal wetlands practices.

     Management believes the Company and Mr. Wilson have complied with applicable laws relating to wetlands practices and, accordingly, the Company and Mr. Wilson will vigorously defend against these charges and expect to prevail.

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

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   --------------------------

10(a)    Office Lease between Smallwood Village      Filed herewith
         Associates and Interstate General Company
         L.P. for Smallwood Village Center dated
         August 25, 1995

10(b)    Amendment to Office Lease between           Filed herewith
         Smallwood Village Associates and
         Interstate General Company L.P. for
         Smallwood Village Center dated
         September 5, 1995

10(c)    Lease Amendment to Lease for commercial     Filed herewith
         space between Smallwood Village Associates and Interstate General Company L.P.
         dated October 1, 1991

10(d) Lease Amendment II to Lease for commercial Filed herewith space between Smallwood Village Associates and Interstate General Company L.P.
         dated September 5, 1995

10(e)    Store Lease between Smallwood Village       Filed herewith
         Associates and Interstate General
         Company L.P. dated December 1, 1987

10(f)    Lease Amendment to Store Lease between      Filed herewith
         Smallwood Village Associates and
         Interstate General Company L.P. dated
         February 1, 1989

10(g)    Lease Amendment II to Store Lease           Filed herewith
         between Smallwood Village Associates
         and Interstate General Company L.P.
         dated December 1, 1992

10(h)    Lease Amendment III to Store Lease          Filed herewith
         between Smallwood Village Associates
         and Interstate General Company L.P.
         dated September 30, 1994

10(i)    Lease Amendment IV to Store Lease           Filed herewith
         between Smallwood Village Associates
         and Interstate General Company L.P.
         dated September 5, 1995

10(j) Agreement of Sale between Land Development Filed herewith Associates S.E. and Twenty First Century
         Homes S.E. dated September 8, 1995

10(k)    Option Agreement between Land Development   Filed herewith
         Associates S.E. and Compri Caribe
         Hospitality Corp. dated March 31, 1995

10(l)    Amendment to Option Agreement between       Filed herewith
         Land Development Associates S.E. and
         Compri Caribe Hospitality Corp. dated
         November 13, 1995.


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


                                            INTERSTATE GENERAL COMPANY L.P.
                                            -------------------------------
                                                      (Registrant)


                                            By:  Interstate General Management
                                                 Corporation
                                                 Managing General Partner


Dated:   November 14, 1995                  By:  /s/ James J. Wilson
        -------------------                      -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:   November 14, 1995                  By:  /s/ John E. Hans
        -------------------                      -----------------------------
                                                 John E. Hans
                                                 Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------

10(a) Office Lease between Smallwood Village Associates and Interstate General Company L.P. for Smallwood Village Center dated August 25, 1995

10(b) Amendment to Office Lease between Smallwood Village Associates and Interstate General Company L.P. for Smallwood Village Center dated September 5, 1995

10(c) Lease Amendment to Lease for commercial space between Smallwood Village Associates and Interstate General Company L.P. dated October 1, 1991

10(d) Lease Amendment II to Lease for commercial space between Smallwood Village Associates and Interstate General Company L.P. dated September 5, 1995

10(e) Store Lease between Smallwood Village Associates and Interstate General Company L.P. dated December 1, 1987

10(f) Lease Amendment to Store Lease between Smallwood Village Associates and Interstate General Company L.P. dated February 1, 1989

10(g) Lease Amendment II to Store Lease between Smallwood Village Associates and Interstate General Company L.P. dated December 1, 1992

10(h) Lease Amendment III to Store Lease between Smallwood Village Associates and Interstate General Company L.P. dated September 30, 1994

10(i) Lease Amendment IV to Store Lease between Smallwood Village Associates and Interstate General Company L.P. dated September 5, 1995

10(j) Agreement of Sale between Land Development Associates S.E. and Twenty First Century Homes S.E. dated September 8, 1995

10(k) Option Agreement between Land Development Associates S.E. and Compri Caribe Hospitality Corp. dated March 31, 1995

10(l) Amendment to Option Agreement between Land Development Associates S.E. and Compri Caribe Hospitality Corp. dated November 13, 1995.