Form 10-K
period 1995-12-31
INTERSTATE GENERAL CO L P
filed 1996-04-01
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission File Number 1-9393

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1996 the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $16,085,404.

Class A Units Outstanding at March 1, 1996: 10,256,785 Class A Units

                      DOCUMENTS INCORPORATED BY REFERENCE
          Form 10-K
            Item
            N/A

                        INTERSTATE GENERAL COMPANY L.P.

                         1995 Form 10-K ANNUAL REPORT

                               TABLE OF CONTENTS




                                    PART I
                                    ------

                                                                          Page
                                                                          ----


Item 1.   Business                                                           3
Item 2.   Properties                                                        18
Item 3.   Legal Proceedings                                                 18
Item 4.   Submission of Matters to a Vote
            of Security Holders                                             20



                                    PART II
                                    -------

Item 5.   Market Prices and Distribution on Units                           21
Item 6.   Selected Financial and Operating Data                             21
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   23
Item 8.   Financial Statements and Supplementary Data                       33
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                          86



                                   PART III
                                   --------

Item 10.  Directors and Executive Officers
            of the Registrant                                               87
Item 11.  Executive Compensation                                            91
Item 12.  Security Ownership of Certain
            Unitholders and Management                                      95
Item 13.  Certain Relationships and Related
            Transactions                                                    96



                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                         97

                                    PART I

ITEM 1.  BUSINESS DEVELOPMENT

     Interstate General Company L.P. ("IGC") was formed as a Delaware limited partnership in 1986 and directly and through predecessors has been engaged in business since 1957. IGC directly and through its primary subsidiaries (the "Company" or "IGC"), Interstate General Properties S.E. ("IGP"), St. Charles Associates Limited Partnership ("SCA"), Land Development Associates, S.E. ("LDA"), American Family Homes, Inc. ("AFH") and Interstate Waste Technologies, Inc. ("IWT") own and participate in diversified real estate operations. The Company is the developer of planned communities in the Washington, D.C. suburbs and Puerto Rico. IGC engages in homebuilding in Maryland, Virginia, North Carolina, South Carolina and Puerto Rico. IGC also holds ownership interests in investment properties, and manages rental apartment projects in Puerto Rico, Maryland, Virginia, and Washington, D.C. IGC is also engaged in the pre-development of municipal waste treatment facilities.

     The business activities of IGC and its subsidiaries are presented below:

A.   COMMUNITY DEVELOPMENT

     IGC has extensive experience in developing planned communities. IGC and its predecessors develop sites for single-family homes, condominiums and apartments in Puerto Rico and the United States. IGC, through outside planners, engineers, architects and contractors, obtains necessary approvals for land development, plans individual neighborhoods in accordance with regulatory requirements and constructs roads, utility facilities and community facilities. The Company develops these sites primarily for sale to third parties and to a lesser extent for use in its homebuilding and investment property operations. Currently, IGC's development activities are focused on the remaining two thirds of the 9,100 acre planned community in St. Charles located in the Washington, D.C. metropolitan area and the remaining phases of Parque Escorial, a 432 acre planned community in the San Juan, Puerto Rico metropolitan area. In addition to these two planned communities, IGC holds approximately 539 acres in Puerto Rico for Parque El Comandante and 1,676 acres at several locations surrounding suburban Washington, D.C., including Prince William County, Virginia and Charles County, Prince George's County and St. Mary's County, Maryland.
                                                    Years Ended December 31,
                                                  ----------------------------
                                                  1995  1994  1993  1992  1991
                                                  ----  ----  ----  ----  ----
  Community Development:
       Residential lots sold                       134   228   295    80    81
       Residential lots used by IGC's
         homebuilding division                      25    44    91   120   140
       Residential lots used by IGC's
         investment property division               54    --    56    --    --
                                                   ---   ---   ---   ---   ---
       Total residential lots used and sold        213   272   442   200   221
                                                   ===   ===   ===   ===   ===

       Commercial and business park acres sold      20    76    12     1     6
                                                   ===   ===   ===   ===   ===
       Undeveloped acres sold                        2    20    27    46    --
                                                   ===   ===   ===   ===   ===

     St. Charles. IGC is the developer of St. Charles, a 9,100 acre planned community located 23 miles southeast of Washington, D.C. in Charles County, Maryland. The comprehensive planned unit development (the "Master Plan") for St. Charles was originally approved by the Charles County government in 1972. Since that time a series of amendments have been approved. The Master Plan contemplates the construction of over 20,000 housing units and over 1,300 bulk acres of commercial, office and light industrial use. IGC's development plans include the future addition of 1,186 acres of adjacent land currently owned by the Company for enhancement of the design and size of the existing approved residential units. St. Charles is divided by U.S. Route 301 and has Conrail access.

     St. Charles consists of five separate villages: Smallwood, Westlake, Fairway, Piney Reach and Wooded Glen. Each village consists of individually planned neighborhoods and includes schools, churches and recreation centers. Other amenities include parks, lakes, hiking trails and bicycle paths. St. Charles also includes an 18 hole public golf course and regional park that is owned and managed by the Charles County Government and a 1.1 million square foot regional shopping mall. The first two villages, Smallwood and Westlake, are substantially complete and include over 10,900 completed housing units as well as schools, recreational facilities, approximately three million square feet of developed commercial space and 1.4 million square feet of business park space. The Company currently has 188 mixed use residential lots and 228 acres of commercial, office and light industrial acres available to deliver in 1996. Development of the third village, Fairway, is scheduled to begin in 1996. Including Fairway Village, the Company's remaining inventory in St. Charles is expected to produce over 13,000 mixed residential units and 271 acres for business use.

     Utilities, Zoning, Environmental, Seasonality, Competition and Other Concerns - Water supply and sewage treatment for St. Charles are provided by Charles County under agreements with IGC. In 1989, the Charles County government and IGC entered into an agreement (the "Water and Sewer Agreement") which provides for the continued availability of water and sewer services for the balance of housing units to be developed in St. Charles. For its part, IGC has agreed to a cumulative limit of the community's growth to 600 units per year during the 1990's and 650 units thereafter until full buildout. Water is presently being supplied from county wells. Additionally, the Charles County government has agreed with neighboring Prince George's County to purchase water from the Washington Suburban Sanitary Commission, a regional water and sewer authority, through transmission lines to be constructed during the next few years. In the opinion of Whitman, Requardt and Associates ("WRA"), an independent engineering consultant, and IGC, the County will be able to provide sufficient water and sewer for full planned development of St. Charles. Pursuant to the Water and Sewer Agreement with Charles County, St. Charles is permitted to discharge into the existing county sewage facilities.

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

     In November 1993, the Company believed that it had an agreement in principle with the Corps that would settle the Company's claim and permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland. After conducting a lengthy investigation of the Company's wetlands practices in St. Charles, in October 1995 a grand jury convened by the U.S. Attorney charged that certain of the Company's practices with respect to four parcels, including the Site, constituted criminal violations of Section 404 of the Clean Water Act. The indictment charged each of IGC, its affiliate, St. Charles Associates, L.P. ("SCA"), and the Company's Chairman, James J. Wilson. During the U.S. Attorney's investigation, the Corps issued additional violation notices relating to filling portions of other parcels claimed by the Corps to be protected wetlands. In October 1995 the government filed a civil action in the U.S. District Court for the District of Maryland charging the Company and Mr. Wilson with violations of the Clean Water Act. Of the approximately 4,400 acres developed by the Company in St. Charles, approximately 70 acres are the subject of the civil and criminal charges.

     On February 29, 1996, each of IGC, SCA and Mr. Wilson were convicted on four counts of felony violations of Section 404 of the Clean Water Act. Sentencing is expected in June 1996. On March 12, 1996, IGC and SCA received service of process with respect to the civil action. In addition to monetary fines, the U.S. attorney also seeks to enjoin the Company from engaging in future illegal wetlands practices. Management believes that the Company and Mr. Wilson have strong arguments to present on appeal of the criminal convictions. Accordingly, the Company and Mr. Wilson will continue to defend vigorously against charges in the civil action.

     The Washington metropolitan area is highly competitive. There are currently approximately thirty single-family communities in the Waldorf/St. Charles area which would qualify as subdivision sites. The majority of the sites, aside from St. Charles, are on the Route 228 corridor which is the main east-west access road in the County. In the last few years, several major national and regional builders have entered the marketplace. For example, Charles County residential building permits have steadily increased over the past several years to 995 in 1995 compared to 971 in 1994 and 948 in 1993. With the addition of more competition and two planned communities scheduled to start development over the next twelve months, competition for lot and house sales will intensify. IGC's community development in the United States is influenced by seasonal factors. Unfavorable winter weather conditions in the region causes heavier land development and sales during the spring and summer months.

     Parque Escorial. Parque Escorial is a 432 acre planned community located six miles from downtown San Juan, Puerto Rico. The original master plan was approved in October 1992 by the Puerto Rico Planning Board (the "Planning Board"). Since that time, a series of amendments have been approved. The plan contemplates the construction of 2,900 mixed dwelling units and 120 acres of commercial, light industrial and office use.

     Unlike the suburban development of the existing surrounding area, Parque Escorial will be a planned community which has a mix of uses focused around a centrally located shopping center. A commercial center fronting a major highway and two service centers will provide a mix of retail, office and service uses. Twenty-seven percent of the Parque Escorial land has been set aside for a variety of community facilities, open space and roads. Phase I is substantially complete and includes 260,000 square feet of commercial space. Development of Phase II infrastructure which consists of 10 "superpads" encompassing 1,095 residential units commenced in September 1995 and should be finished in September 1996. The remaining 301 residential acres and 35 acres for business use are expected to be developed and delivered over the next ten years. The Company has firm contracts for 22 residential acres and 4.3 commercial acres. Development activities in Puerto Rico are generally not influenced by seasonal factors.

     Utilities, Zoning, Environmental, Seasonality, Competition and Other Concerns - Development of the Puerto Rico communities requires design and construction of adequate infrastructure for streets, electrical, water, sewer and telephone service. The proposed water supply systems for Parque Escorial and Parque El Comandante will connect with the existing Puerto Rico Aqueduct and Sewer Authority ("PRASA") system.

     For Parque Escorial, PRASA has approved the formation of a combine (the "Combine") of the Company and two other developers in the Carolina area to make certain improvements to the existing Canovanas water filter plant (the "Plant") in order to increase its production by a million gallons per day. The effect on the Parque Escorial project will be as follows: (i) IGC's share of the Combine costs is $924,000, (ii) PRASA reserved in its system the total of 1,400 equivalent residential units ("ERU's") to be used by IGC and a major shopping center; (iii) the special contribution of $4,000 per ERU previously established by PRASA was reduced to $480 per unit for the first 1,400 units and to $1,000 per unit thereafter.

     Parque Escorial and Parque El Comandante are both served by a major six-lane arterial and other local roads. A planned limited access expressway, which will be a private toll road, will bisect Parque El Comandante and pass within one mile of Parque Escorial. The Puerto Rico Highway Authority ("PRHA") approved Parque Escorial subject to the contribution by the Company and the buyer of the shopping center site, of approximately $7 million for the improvement of Highway 3, including an overpass serving Parque Escorial which is estimated to cost $4.7 million. This amount is payable over the construction period of the Parque Escorial project. The buyer of the shopping center has agreed to build the overpass and to pay up to $4.2 million of these costs.

     Parque Escorial and the 500-acre Encantada planned community under development in the San Juan Metropolitan area are the only master planned communities at the planning or development stage in Puerto Rico. Encantada is primarily geared at higher income homebuyers while Parque Escorial will primarily seek entry level buyers. The developer of Encantada is a homebuilder and does not sell land to other home builders, whereas IGC plans to build only a portion of the housing units, and sell the majority of the lots to builders.

     Due to the scarcity of developable land in the San Juan Metropolitan area, competition foreseen for Parque Escorial is expected to be primarily from small walk-up projects being developed in areas considered to be less attractive than Parque Escorial.

     IGC believes that the Parque Escorial Master Plan can be implemented without material adverse, environmental impact and in compliance with Planning Board environmental criteria. All of the concerned agencies have endorsed Parque Escorial's Environmental Impact Statement which was finalized on January 21, 1992. The buyer of the 61-acre shopping center, assisted by LDA, submitted a mitigation plan for 11.87 acres of wetlands on the shopping center site and other Parque Escorial land.

     Other U.S. Community Developments. The Company has five other sites for community development in the Washington, D.C. suburban area; Montclair, Westbury, Brandywine, Middletown and Pomfret.

     Montclair, a planned unit development of approximately 4,000 residential units, was initially undertaken by other developers in 1987. Montclair is located in Prince William County, Virginia, approximately 28 miles southwest of Washington, D.C. and is developed around a 108-acre lake. IGC owns the last remaining developable land in Montclair. In 1995, IGC sold 21 lots under an option contract with a third party builder and of the remaining 243 lots, 190 are under contract and 53 are being negotiated.

     In 1987 IGC purchased Westbury, a 170-acre planned unit development currently zoned for 150 single-family homes, 600 multi-family units and 16 acres of commercial and industrial property in St. Mary's County near the Patuxent River Naval Air Station. Development of Phase I commenced in 1988 and the Company has a sales contract for Phase II. As a result of slower than anticipated sales of the townhomes, the undeveloped portion of Phase I has been redesigned to accommodate single-family homes and offered for sale to outside homebuilders. Until sold, the Company will continue to build and sell homes on the remaining lots.

     IGC is the general partner in a limited partnership that owns a 277-acre tract of land in Brandywine in Prince George's County, Maryland. The property was acquired in October 1985 in partial consideration for the regional shopping mall site in St. Charles. The partnership agreement provides for IGC to receive reimbursement of expenses, a development fee equal to 5% of development costs and the first $5,540,000 of net cash proceeds from the property, after which the remaining proceeds are to be divided equally between IGC and the non-affiliated limited partners. The Brandywine tract is part of a sectional map amendment process by the regional planning agency, Maryland-National Capital Park and Planning ("MNCPP"). The Company's staff and planners have been working with the MNCPP staff in an effort to achieve approval for a community of some 1,200 housing units and approximately 400,000 square feet for various commercial uses. In November of 1994, the Company received preliminary plan approval for the development of the first 300 of these housing units.

     The remaining two sites, Middletown Road and Pomfret are for future planned unit development and are in the planning process.

     Other Puerto Rico Community Development. A master plan for the 539 acre Parque El Comandante planned community is expected to be submitted to the Planning Board in 1996. While there can be no assurance as to the availability, IGC's management believes that there will be sufficient sewer, water and electrical capacity for the community. The preliminary plan consists of over 3,000 mixed residential units, 100 acres for business use, schools, parks, community club, and other public uses. The development process is expected to commence in 1998 and extend over a period of approximately 20 years.

B.   HOMEBUILDING

     IGC, primarily through AFH, builds semi-custom single-family homes for homebuyers who own their own land or who intend to purchase land in a location of their choice. The Semi-Custom Homebuilding Division currently markets its products in the mid-Atlantic region of the United States. The Company's tract homebuilding operations construct tract homes on land developed as part of its community development activities. IGC has built and marketed single-family detached homes, duplexes and townhomes in its communities of St. Charles, Montclair, Westbury and in Puerto Rico.

     During 1995, the Company restructured its homebuilding division to reallocate its resources and focus on stronger markets. The management of the semi-custom operations was streamlined and non-productive locations eliminated.

The Company's U.S. tract homebuilding operations are in the final wind-down stage and the Puerto Rico homebuilding operations have been reactivated. The Company formed a joint venture to construct homes in its Puerto Rico planned community, Parque Escorial.

     The following table sets forth the number of housing unit sales (settlements), average sales price, net new orders and backlog orders, units under construction or completed:

                                      1995          1994            1993
                                   ----------    ----------      ---------
Settlements
  Semi-custom homebuilding                 76           144            125
  Tract homebuilding                       26            56             91
                                   ----------    ----------      ---------
  Total Settlements                       102           200            216
                                   ----------    ----------      ---------
Average sales price
  Semi-custom homebuilding
     (does not include land)       $   92,200    $   84,500     $   77,600
                                   ----------    ----------     ----------
  Tract homebuilding               $  146,800    $  144,700     $  133,700
                                   ----------    ----------     ----------
Net new orders (1)
  Semi-custom homebuilding                 83            90            150
  Tract homebuilding                       25            44             82
                                   ----------    ----------    -----------
  Total net new orders                    108           134            232
                                   ----------    ----------    -----------
Backlog
  Semi-custom homebuilding (2)             88            81            135
  Tract homebuilding (3)                    4             5             17
                                   ----------    ----------    -----------
  Total backlog                            92            86            152
                                   ----------    ----------    -----------
Unit backlog under construction
  Semi-custom homebuilding                 38            35             63
  Tract homebuilding                       24            28             35
                                   ----------    ----------    -----------
                                           62            63             98
                                   ==========    ==========    ===========

Backlog dollars                    $9,037,000    $7,582,000    $13,724,000
                                   ==========    ==========    ===========
Backlog average sales price        $   98,000    $   96,000    $    91,000
                                   ==========    ==========    ===========

     (1) Net of cancellations primarily due to lack of financing or inability to sell existing home.
     (2)  May be cancelled prior to start of construction.
     (3)  May be cancelled at any time.


     The Semi-Custom homebuilding market is directed toward families who own their own land, thereby eliminating the cost of carrying land inventory. Typically, these are young "entry level" or older "move-up" buyers attracted by low to medium sales price homes that can be financed under government insured and guaranteed programs. The Company plans to continue assisting our homebuyers in obtaining financing from several unaffiliated mortgage companies that have provided mortgage loans for its qualified homebuyers. IGC's operations are subject to building, environmental and other regulations of various state and local authorities. For its homes to qualify for Federal Housing Administration ("FHA") or Veterans Administration ("VA") mortgages, IGC must satisfy the valuation standards, site and material requirements of those agencies.

     The Company's sales and marketing program simplifies the process of building a wide variety of homes on scattered home sites and has on staff approximately 13 full-time salespersons. The remaining tract homes are listed with an outside agency. Furnished housing models and sales centers are open for inspection by prospective purchasers and provide sales literature, including floor plans, elevations and price information. In addition to customer referral, radio, newspaper and television advertising are also utilized throughout the Mid-Atlantic region.

     Each home is traditionally built on the home site by skilled craftsmen, 100 percent complete and carrying a 10 year warranty. Construction is performed by subcontractors under a fixed price contract for labor and materials. The typical construction period is 90-120 days after receipt of a firm contract. IGC cannot determine the extent to which necessary building materials will be available in the future and has, on occasion, experienced shortages of skilled labor and certain materials within some markets.

     Base prices for homes range from $60,000 to $140,000, exclusive of land costs. There are over 30 floor plans that can be customized for the individual home buyer, which range in size from 1,000 to 2,200 square feet, include such standard features as one and two-car garages, family rooms and luxury baths. Many optional features are also available, including fireplaces, sunrooms, skylights and outdoor decks and patios.

     The homebuilding industry is highly competitive nationwide and includes a wide variety of builders. An abundant supply of resale homes and rental units intensifies this condition. To offset these factors, IGC can build a home on the buyer's lot, usually in a rural area, or on a lot within its own community development. The housing industry is cyclical and is influenced by various economic and seasonality factors, for example: consumer confidence, interest rates, property and federal taxes, demographics and mortgage financing programs. As a result, IGC's business and operations could be affected by unanticipated shifts in new home demand resulting from the above factors.

C.   DEVELOPMENT AND OWNERSHIP OF INVESTMENT PROPERTIES

Residential Rental Investment Properties. Since 1959, IGC and its predecessors have been engaged in the development and ownership of residential rental apartment properties in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is a general partner of 29 partnerships that own 32 residential rental apartment properties, most of which were developed by the Company. In addition to a general partner interest, IGC holds certain limited partnership interests in six of these partnerships. Based on these ownership interests, 26 of the partnerships are recorded under the equity method of accounting and the accounts and operations of the remaining three partnerships are consolidated with those of the Company as the Company controls the partnerships.

     Based on the terms of the partnership agreements, IGC as general partner, typically recognizes zero to 5% of profits and losses of the partnerships until such time as the limited partners have recovered their capital and the partnerships have accumulated earnings. Thereafter, IGC generally recognizes 50% of the partnerships' profits and losses. The Company's share of revenue recognized and cash received from these partnerships has fluctuated the last three years as a result of the Company's efforts to improve the operations of the properties and escalate the return of equity to its owners.

     Investment Property Development Activity - For a typical apartment project, IGC locates the land, conducts a feasibility study, forms a partnership to acquire the project, arranges for construction and permanent financing for the project (including governmental mortgage insurance, rent subsidy or other forms of housing assistance) and provides cost and completion guarantees. For projects developed through 1986, limited partners were admitted to the partnerships through syndication at the time the financings for the projects were closed. For the three projects developed between 1986 and 1992, financing partners, an outsider and Interstate Business Corporation ("IBC"), a general partner of the Company, were admitted into the partnerships. Limited partners, holding entities for tax credits, were also admitted into the most recent project developed. The outsider's interests were purchased by the respective partnerships in 1993.

     The following table lists the completed apartment projects in which IGC has an ownership interest:
                                                                   Financed,
                                        Number of                  Insured and
                                        Apartment   Occupancy at   Subsidized
Project Name and Location                 Units       12/31/95        Under
- -------------------------               ---------  --------------  -----------

Apartment Projects Owned by
  Partnerships Accounted for Under
  the Equity Method of Accounting:
    Puerto Rico
      Las Americas I (8)                    266            93%           (1)
      Las Americas II (8)                   266            96%           (1)
      Las Lomas (8)                         120            99%           (2)
      Monacillos (8)                        266            99%           (2)
      San Anton                             184            99%           (2)
      Monte de Oro                          196            99%           (2)
      New Center                            196            99%           (2)
      Monserrate I                          304            99%           (2)
      Alturas del Senorial                  124            99%           (2)
      Monserrate II                         304            99%           (2)
      Torre de las Cumbres                  155            99%           (2)
      De Diego                              198            99%           (2)
      Santa Juana                           198            99%           (2)
      Jardines de Caparra                   198            99%           (2)
      Colinas de San Juan                   300            99%           (2)
      Bayamon Gardens                       280            99%           (2)
      Vistas del Turabo                      96            99%           (2)
      Valle del Sol                         312            99%           (2)

    St. Charles, MD
      Bannister                             208            94%         (1,2)
      Crossland                              96            85%           (6)
      Palmer                                152            88%           (4)
      Wakefield Third Age                   104            99%         (1,2)
      Wakefield Terrace                     204            96%         (1,2)
      Headen                                136            99%           (2)
      Huntington                            204            96%           (2)
      Coachman's Landing                    104            85%           (6)
      Brookside Gardens                      56            92%           (7)

    Essex Apartments, Richmond, VA          496            98%           (2)
    Chastleton, Washington, D.C.            300            91%           (5)
                                          -----
                                          6,023

Apartment Projects Owned by
  Partnerships whose Operations, Assets
  and Liabilities are Consolidated
  with those of IGC (St. Charles, MD):
    Lancaster                               104            91%           (3)
    Fox Chase                               176            91%           (3)
    New Forest                              256            88%           (3)
                                          -----
                                          6,559
                                          =====

(1)  Receives interest subsidies under Section 236 of the National Housing Act.
(2)  Receives subsidies under Section 8 of the National Housing Act.
(3) Not subsidized, but 51% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
(4) 56 units are subsidized and 96 units are not subsidized, but 51% of the non-subsidized units are subject to income guidelines MCDA.
(5) Not subsidized, but 60 units are set aside for low to moderate income tenants under provisions set by the District of Columbia Housing Finance Agency ("DCHFA").
(6)  Not subsidized.
(7) Not subsidized, but all units are set aside for low to moderate income tenants under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.
(8) Sold in March 1996 under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA").

     In addition to the completed projects, Lakeside Apartments, a 54 unit project financed with LIHTC, is under construction and Darby Station, a 127 unit project to be financed with LIHTC is in the pre-development stage.

     These apartment properties are financed by non-recourse mortgages. Of the 6,559 apartment units in the various partnerships in both the U.S. and Puerto Rico, the U.S. Department of Housing and Urban Development ("HUD") provides low and moderate income subsidies for 5,371 units, mortgage insurance and/or interest subsidies. Additionally, 56 units located in St. Charles, MD, are leased to low and moderate income tenants pursuant to the LIHTC program, and other units are subject to income guidelines set by MCDA.

     HUD subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under Section 8, the government pays to the owner of the project the difference between market rental rates (determined in accordance with government procedures) and the rents that tenants are deemed able to afford. Under Section 236, the government provides interest subsidies directly to the owner via a reduction in the project's mortgage interest rate and with a corresponding reduction in tenant rents. In order to comply with Section 8 and
Section 236 requirements, tenants are screened by IGC for eligibility pursuant to HUD guidelines. Subsidies are provided under long-term subsidy contracts between the federal government and the owner/partnerships.

     Cash flow from operations is subject to guidelines and limits established in the regulatory agreements the projects have with HUD, and the Maryland, Virginia, Puerto Rico and Washington, D.C. housing agencies ("State Finance Agencies"). The regulatory agreements also define that if the projects have generated significant cash from operations in amounts exceeding permitted cash distributions, such excesses must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the State Financing Agency. Funds in restricted escrow accounts may be used, with the approval of HUD and/or the State Finance Agencies, for maintenance and capital improvements.

     The Company has refinanced ten projects since December 1993. As a result of the refinancings of seven properties in Puerto Rico, $24 million of cash held in restricted residual receipts and replacement reserve accounts was released. Most of this cash was distributed to the owners of these properties including IGC with the balance being used to reduce the debt of the apartments. The reduction of the interest rate on the three U.S. properties refinanced will result in increased operating cash flow available for distribution.

     During March 1996, under LIHPRHA, the Company sold four properties to a non-profit organization for $52,660,000. The Company will continue to manage these properties. This sale provided approximately $16 million of cash distributions, repayment of receivables and fees to the Company, substantially all of which will be used to pay taxes and repay existing debt of IGC.

     In November 1994, a LIHPRHA application was filed for a fifth project in Puerto Rico. The timetable for completing the LIHPRHA processing is approximately two years. Depending on potential legislation that may be enacted, management may withdraw the application. Management plans to monitor the situation closely during this processing period in order to determine the best course of action for this property.

     In addition to these refinancings and sales, the Company has strengthened its ownership interest in seven U.S. properties through the purchase of the outside partnership interests in three projects and the transfer of substantially all of IBC's interest in six projects. IBC's remaining interest in these projects will be transferred to IGC during 1996.

     Competition, Government Regulations and Other Risks - The development of future projects and existing U.S. and Puerto Rico projects are greatly affected by changes in government regulations.

     The federal government has virtually eliminated subsidy programs for the new construction of low and moderate income housing by profit-motivated developers such as IGC. As a result, IGC has developed only six new apartment projects since 1981, providing for rentals at market rates. IGC is developing additional unsubsidized apartment projects in St. Charles under the LIHTC program. One project opened in 1994 and a second is scheduled for completion in 1996. IGC plans to explore the possibilities of developing such projects in Puerto Rico.

     The expiration date of the subsidy contracts for these properties ranges from 1997 to 2019. HUD has stated that they do not plan to renew these contracts and are seeking Congress' authority to convert these contracts to tenant-based subsidy, in the form of certificates or vouchers. This method would allow tenants to choose where they wish to reside. This process will impact owners of subsidized housing by potentially reducing a project's income stream. IGC plans to maintain the projects in such a fashion as to retain residents by making IGC apartments the housing of choice. Additionally, HUD is also seeking authority to work with projects that have both Section 8 contracts and HUD-insured loans by engaging in a project known as "Portfolio re-engineering" or "Mark-to-Market". Under this proposal, HUD would assist the owners of projects that cannot service their loans after the Section 8 contracts have been converted to tenant-based assistance restructure HUD insured loan. No definite plan has been determined as to how to structure this process. IGC will monitor the development of this proposal and its impact on the projects it owns and manages.

     Upon the termination or cancellation of the existing subsidy contracts, IGC may convert units in such projects into condominiums and sell such units if LIHPRHA is not amended to incorporate these projects under its provisions. The subsidized apartment projects incorporate features, such as separate utility metering for each apartment, designed to facilitate such conversion. IGC and its management have experience in converting non-subsidized projects into condominiums. IGC's predecessors have converted approximately 1,800 units in Puerto Rico. There can be no assurance that market conditions will be favorable for sale or rental at market rates at the time that any subsidy contracts terminate.

     IGC's development of investment properties in the United States is generally influenced by seasonal factors. Due to unfavorable weather conditions during the winter months, IGC's development activities during this period are generally limited. The operation of IGC's investment properties in the United States is not generally influenced by such factors. IGC's development and operation of investment properties in Puerto Rico is not generally affected by seasonal factors.

     IGC's investment properties in St. Charles compete with other similar apartment projects in the Charles County area, as well as with other projects located throughout the greater metropolitan Washington, D.C. area. The operation of IGC's investment properties in the United States is impacted not only by the supply and demand for competing rental units within the area, but also by local market conditions for housing. When market conditions for housing become favorable to potential buyers due to excess supply or a softening of home prices, this can adversely impact the market for rental units such as those owned by IGC. Similarly, when market conditions for housing deteriorate for potential buyers due to rising interest rates or an increase in housing prices, the market for IGC's rental units may benefit. At December 31, 1995, the overall apartment occupancy of the U.S. properties was 93%. In Puerto Rico, IGC's apartment projects compete with similar projects located in San Juan, Carolina, Guaynabo and Caguas, Puerto Rico. All of the presently owned IGC Puerto Rico projects have subsidized rent and occupancy has averaged close to 99% for 3,963 apartments during the past year. As a result of the rent subsidies, the projects in Puerto Rico are not subject to market conditions that affect market rate projects.

     The value of IGC's residual interest as a general partner is dependent, among other things, upon the properties being well maintained. Therefore, replacements and maintenance are done in a timely manner and emphasis is placed on preventive maintenance. In Puerto Rico, tenant relation specialists perform regular social work activities, and provide special programs for the elderly and summer athletic programs for children. In St. Charles, the tenants have free access to community centers which provide social and athletic facilities. Through the combination of active property management, property maintenance and social work programs, IGC seeks to provide quality housing for tenants in its apartment projects and to maintain the properties in excellent condition for possible future sale or condominium conversion.

     Valuation - Management's estimate of IGC's residual interest as of December 31, 1995 in the 32 completed projects and net of the projects sold under LIHPRHA was approximately $61.3 million and $44.9 million, respectively. The residual interest was based on IGC's receivables and expected share of cash flow distributions in accordance with the priorities determined in the partnership agreements, assuming the properties are sold at their estimated fair market value of $299.6 million. This interest (consisting of investments in partnerships, working capital loans and long-term receivables) and the assets and liabilities of the three consolidated apartment partnerships are carried on the Company's books at approximately $10.3 million at December 31, 1995. At December 31, 1995, IGC's residual interest is assigned as collateral for loans with the FDIC and NationsBank. Management determined its valuation estimate from third party appraisals for eleven projects and internal estimates for the remaining projects based on the discounted cash flow method. This method takes future projections of net operating income ("NOI") on a cash basis after debt service and capitalizes the NOI in the year of sale using a rate of 10%. This method also incorporates historical occupancy rates, performance and current discount rates of 12% on the annual cash flow.

Operations Distributed to Unitholders. On February 6, 1995, IGC distributed to its unitholders its 99% limited partnership interest in Equus Gaming Company L.P. ("Equus") (the "Equus Distribution"). IGC and its wholly-owned subsidiary, Equus Management Company ("EMC"), retained the 1% general partner interest and will continue to manage Equus. Certain directors and officers of EMC serve as officers and directors of IGMC. For a transitional period following completion of the Equus Distribution, IGC will provide certain administrative services and support to Equus pursuant to a Master Support and Services Agreement (the "Support Agreement"). Equus will reimburse IGC for costs incurred in providing these services.

     Originally formed in September 1993, Equus was restructured as a limited partnership between IGC and EMC through a series of transactions in August 1994 for the purpose of succeeding to substantially all of IGC's ownership interest in real estate assets employed in thoroughbred racing and related wagering businesses. In connection with this restructuring, Equus became the owner of a 67% interest in HDA's profits. Subsequent to the Distribution, in March 1995, Equus issued additional units to HDA Management Corporation ("HDAMC") in exchange for another 15% interest in HDA's profits. Housing Development Associates S.E. ("HDA") owns the El Comandante Race Track ("Race Track"), the only licensed thoroughbred horse racing facility in Puerto Rico. Pursuant to a lease agreement, El Comandante Operating Company, Inc. ("ECOC"), an unaffiliated company, operates the Race Track and related racing operations and pays rent to HDA, based on 25% of ECOC's share of wagering revenue. The lease agreement between ECOC and HDA expires on December 14, 2004. Live thoroughbred horse racing has been conducted continuously at El Comandante since 1976 and at a predecessor facility since 1957.

     Also in connection with this restructuring, an IGC subsidiary, Interstate General Properties S.E. ("IGP") held a 1% profits interest and 41.65% capital interest in HDA's profits. On February 7, 1996, IGP transferred to Equus all of its remaining interest in HDA except for a 1% interest in profits and capital. IGP provides management services to HDA pursuant to an existing management agreement.

     Equus retained its 100% ownership of the issued and outstanding stock of Virginia Jockey Club, Inc. ("VJC"), which applied to the Virginia Racing Commission for licenses to own and operate a thoroughbred horse racing and wagering facility in Virginia. On October 12, 1994, the Virginia Racing Commission awarded the Virginia racing licenses to an applicant other than VJC.

VJC appealed the decision of the Virginia Racing Commission to the Circuit Court of Richmond, which on May 23, 1995 affirmed the award to the other applicant. VJC has appealed the decision of the Circuit Court to the Virginia Court of Appeals (the "VJC Appeal"). There can be no assurance that such an appeal would result in the award of the Virginia Licenses to VJC.

Cable Television.   On January 6, 1988, Maryland Cable Limited Partnership
closed the sale of the assets of its cable television system in Charles County, Maryland to Jones Intercable, Inc. IGC holds a 40% general partnership and a 1% limited partnership interest in Maryland Cable Limited Partnership. In connection with the sales agreement, IGC earned $207,000, $345,000 and $508,000 of fees in 1995, 1994 and 1993, respectively. The Company is entitled to receive an additional $2.1 million of fees over the next four years. However, the majority of these fees are based on building rates. Due to anticipated moderate rate of growth, the fees expected to be received by the Company are approximately $1.3 million. These proceeds are pledged as security for a loan with Citibank.

D.   MANAGEMENT SERVICES

     IGC earns management fees from management of apartment complexes owned by partnerships in which IGC is the general partner and from management of other apartment complexes and commercial and industrial properties. The commercial and industrial properties and most of the other apartments are owned by affiliates of IGC. Management agreements for the rental apartments owned by partnerships in which IGC is a general partner call for management fees based on a percentage of rents ranging from 2.25% to 10.95%. These contracts are for periods of one or two years and are customarily renewed. Although HUD and the State Finance Agencies have the right to cancel these contracts with or without cause, no contracts of IGC have ever been cancelled. Fees for managing other apartment projects range from 2.5% to 4.5% of rents and fees for managing commercial and industrial properties are typically 3.5% of gross rents on the properties.

     Management fees for each of the years ended December 31, 1995, 1994 and 1993 were:

                                             1995       1994       1993
                                             ----       ----       ----
                                                   (In thousands)

   Property Management Fees:
     Apartment projects                     $3,368     $2,855     $2,891
     Commercial properties                     262        253        240
     HDA (1)                                   264        257        593
     Refinancing fees                           --        142        769
                                            ------     ------     ------
                                            $3,894     $3,507     $4,493
                                            ======     ======     ======

     (1) Until December 15, 1993, this management agreement provided for payments by HDA of 5% of HDA's rental income as a management fee. The management agreement was amended on December 15, 1993 to provide for payment of a $250,000 annual fee, adjusted beginning in 1994 by the increase in the CPI over the prior year.


INTERSTATE WASTE TECHNOLOGIES, INC.

     IGC, engaged in the pre-development of municipal waste facilities, formed a wholly owned corporation, Interstate Waste Technologies, Inc. ("IWT"), to pursue contracts with municipalities regarding waste disposal. Three individuals representing IWT have filed for patent protection for a process which converts sludge into three useful and saleable products: methanol, sulfur and an aggregate material. An amended patent application was filed in October 1995 in response to additional information requests from the U.S. Patent Office. Comments by the U.S. Patent Office on the October 1995 amended patent application were received in February 1996. Issuance of patents is pending and there is no assurance that patents for such process will be issued.

     IWT's first project was a sludge reduction facility in Carteret, New Jersey for the Passaic Valley Sewerage Commissioners ("PVSC"). IWT located a site and entered into a contract with the Borough of Carteret to serve, for a fee, as a host community. However, on December 31, 1991, the Borough Council passed a resolution rescinding the Carteret Mayor's authority to enter into the agreement. IWT commenced legal action seeking a declaratory judgment that the contract was valid and enforceable. In February 1993, the contract was ruled valid and enforceable. In May 1994, IWT accepted a cash settlement of $750,000 from the Borough of Carteret and its insurers which was recorded as a recovery of deferred costs. The attempt to invalidate the contract and the lawsuit has required IWT to discontinue its plans to develop the Carteret project.

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

     In March 1995, IWT submitted a Proposal for Solid Waste Recycling Services to the Solid Waste Management Authority of the Commonwealth of Puerto Rico.
The proposed facility is a 2,640 ton per day plant, using a demonstrated solid waste processing technology developed in Europe. Continuing discussions with representatives of the government of Puerto Rico have led to the development of a draft Letter of Intent.

     During 1993, as a result of the legal action discussed above and its decision to abandon another site, IGC reserved approximately $1,000,000 against the investment. At December 31, 1995 and 1994, deferred costs regarding waste technology, net of reserves, were $2,364,000 and $1,798,000, respectively.

E.   GENERAL

Employees. IGC had 323 full-time employees as of December 31, 1995 (147 based in Puerto Rico and 176 in the United States). These employees are engaged in investment property operations and maintenance, construction, accounting and other areas. Included among these employees are on-site personnel for various rental apartment projects of partnerships in which IGC is the management agent.

Employees' salaries (other than executive officers and certain other employees) related to the properties managed by IGC are funded by the owner partnerships. IGC intends to continue its practice of contracting out a substantial portion of land development, project maintenance and construction work.

Significant Customers. No single customer accounted for more than 10% of IGC's revenues during the year ended December 31, 1995.

ITEM 2. PROPERTIES

     IGC owns real property located in Charles County, Maryland; Prince George's County, Maryland; St. Mary's County, Maryland; Prince William County, Virginia; North Carolina; South Carolina, Virginia and Puerto Rico. Properties in Maryland and Puerto Rico are described above in Item 1 and Schedule XI.

ITEM 3.  LEGAL PROCEEDINGS

     In 1994, the Company filed two claims against Charles County, Maryland and its County Commissioners in the Maryland Tax Court, a state administrative agency, seeking compensation for school sites that it previously had deeded to the County. The actions seek to enforce an agreement settling litigation between the parties that was entered into in 1989 and also rights pursuant to Charles County law. Under the terms of the settlement agreement, the County agreed to credit the Company for school sites contributed and also agreed to repay to the Company any excess school impact fees paid. The Company seeks $5.5 million, equal to the fair market value of the school sites. The Company's claims have not yet been decided by the Tax Court.

     In a separate proceeding, the Company filed suit in 1990 against Charles County and the County Commissioners in the Circuit Court for Charles County to enforce a provision of the same settlement agreement that required the County to conduct an appropriate water and sewer connection fee study as the basis on which to set such fees for the St. Charles Communities. On June 22, 1992, judgment was rendered in favor of the Company. The judgment requires the County to conduct the appropriate water and sewer connection fee study. In 1995, the Court of Special Appeals of Maryland affirmed the judgment. The County has indicated that it is now in the course of conducting a water and sewer connection fee study. The adequacy of the study will be subject to review by the Company and, if necessary, the courts.

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

     In November 1993, the Company believed that it had an agreement in principle with the Corps that would settle the Company's claim and permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland. After conducting a lengthy investigation of the Company's wetlands practices in St. Charles, in October 1995 a grand jury convened by the U.S. Attorney charged that certain of the Company's practices with respect to four parcels, including the Site, constituted criminal violations of Section 404 of the Clean Water Act. The indictment charged each of IGC, its affiliate, St. Charles Associates, L.P. ("SCA"), and the Company's Chairman, James J. Wilson. During the U.S. Attorney's investigation, the Corps issued additional violation notices relating to filling portions of other parcels claimed by the Corps to be protected wetlands. In October 1995 the government filed a civil action in the U.S. District Court for the District of Maryland charging the Company and Mr. Wilson with violations of the Clean Water Act. Of the approximately 4,400 acres developed by the Company in St. Charles, approximately 70 acres are the subject of the civil and criminal charges.

     On February 29, 1996, each of IGC, SCA and Mr. Wilson were convicted on four counts of felony violations of Section 404 of the Clean Water Act. Sentencing is expected to occur in June 1996. On March 12, 1996, IGC and SCA received service of process with respect to the civil action. Maximum statutory penalties possible against each of IGC and SCA under the criminal action are $50,000 per day for each of four felony violations or, alternatively, twice the pecuniary gain realized by the Company from any illegal action. The maximum statutory penalty possible under the civil action is $25,000 per day for each of nine separate violations. In the civil action the U.S. Attorney also seeks to enjoin the Company from engaging in future illegal wetlands practices.

     Management believes the Company and Mr. Wilson have many strong arguments to present on appeal of the criminal convictions. Accordingly, the Company and Mr. Wilson will appeal the criminal convictions and will continue to defend vigorously against charges in the civil action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     IGC did not submit to its partners or Unitholders any matters for a vote during the fourth quarter of the year ended December 31, 1995.

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

                              Cash Distributions    Price Range of IGC Units
                              ------------------    ------------------------
                              Total     Per Unit       High           Low
                              -----     --------    -----------    ---------

     1995 Quarter:
          Fourth              $ --       $ --          $4-1/8       $2-15/16
          Third                 --         --           4-3/4        3-1/2
          Second                --         --           4-3/8        3-1/4
          First                 --         --           7-1/2        3-1/4

     1994 Quarter:
          Fourth              $ --       $ --          $8-7/8       $6
          Third                516        .05           9-1/4        6-7/8
          Second               504        .05           7-5/8        6-1/4
          First                 --         --           7-7/8        6


     As of the close of business on March 1, 1996, there were 336 Unitholders of record. As of March 1, 1996, the closing price reported by the American Stock Exchange was $3.25 per unit. This price reflects the market impact of IGC's distribution of Equus limited partnership units representing a 99% limited partnership interest in Equus, to IGC Unitholders on February 6, 1995, as further discussed in Note 4 to the Consolidated Financial Statements included in Item 8 of this report.

     IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC Unitholders as of the date of IGC's initial public offering. During the years ended December 31, 1995 and 1994, IGC had taxable income (losses) of $1,446,000 and $(1,749,000), respectively, or $.14 and $(.17), respectively, per unit.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth combined financial data and operating data for IGC. The following selected income statement and balance sheet data have been extracted from the audited financial statements of IGC for each of the years in the five-year period ended December 31, 1995. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related footnotes.

IGC SELECTED FINANCIAL AND OPERATING DATA
                                              Years Ended December 31,
                                ----------------------------------------------
                                  1995     1994     1993       1992     1991
                                  ----     ----     ----       ----     ----
                                    (In thousands, except per unit amounts)
Income Statement Data

  Revenues
    Land sales                  $14,824  $22,296  $13,809     $ 3,359  $ 3,151
    Home sales                   10,826   20,265   21,884      30,761   33,043
    Investment in gaming
      properties                    (80)   7,288    2,358         591    4,881
    Equity in earnings from
      partnerships and
      development fees            2,942    4,960    3,901       2,819    2,135
    Apartment rental revenues     4,642    4,538    2,113          --       --
    Management and other fees     3,894    3,507    4,493       4,016    3,463
    Interest and other income       652      668      773       1,089    1,652
                                -------  -------  -------     -------  -------
      Total revenues             37,700   63,522   49,331      42,635   48,325

  Provision for wetlands
    litigation expenses           4,107      498       --          --       --
  Provision for restructuring        --       --       --      15,795       --
  Other expenses                 35,108   52,872   42,973      41,316   47,716
  Income taxes                    1,452    3,511     (835)(1)     471      133
  Net (loss) income              (2,967)   6,641    7,193 (1) (14,947)     476
  Net (loss) income per unit       (.29)     .66      .71 (1)   (1.47)     .05
  Cash distributions per unit        --      .10       --          --       --

                                              Years Ended December 31,
                                ----------------------------------------------
                                  1995     1994     1993       1992     1991
                                  ----     ----     ----       ----     ----
Balance Sheet Data                                (In thousands)

  Assets related to
    community development      $ 79,558 $ 70,061 $ 78,876    $ 82,686 $ 95,549
  Assets related to home
    building projects             3,819    4,998    7,566       8,637   15,674
  Assets related to
    investment properties        36,722   35,608   42,707      23,516   19,132
  Total assets                  132,093  123,513  140,314     125,523  144,779

  Short-term debt
    Banks
      Recourse                   48,836   25,130   39,026      35,174   41,929
      Non-recourse                  133      122      321       1,142      930

  Long-term debt
    Banks
      Recourse                    1,042   15,333   16,113      34,889   35,662
      Non-recourse               24,551   26,917   25,501      10,415   10,646
  Total liabilities              94,184   82,808  108,069     100,481  104,790

  Partners' equity               37,909   40,705   32,245      25,042   39,989

(1) Included in this amount is a $1.5 million or $.15 per unit benefit for the cumulative effect of a change in accounting principle to reflect the adoption of SFAS No. 109 "Accounting for Income Taxes". See additional discussion of this change in Note 1 to the Company's consolidated financial statements included at Item 8.

                                              Years Ended December 31,
                                      ----------------------------------------
                                         1995    1994    1993    1992    1991
                                         ----    ----    ----    ----    ----
Operating Data

Community Development
  Residential lots sold                   134     228     295      80      81
  Residential lots used
    by Company                             25      44      91     120     140
  Commercial and business park
    acres sold                             20      76      12       1       6
  Undeveloped acres sold                    2      20      27      46      --

  Homebuilding, all locations
    Contracts for sale, net of
      cancellations                       108     134     232     288     284
    Number of homes sold                  190     200     216     288     284
    Backlog at end of period               92      86     152     136     168

  Rental apartment units
    managed at end of period            8,085   8,085   8,029   7,907   7,933
  Units under construction                 54      --      56      --      --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A summary of the Company's operating results is as follows:


                                              1995        1994       1993
                                              ----        ----       ----
                                                     (In thousands)

Community development                      $  6,617    $  6,707    $  4,373
Homebuilding                                   (481)        310       1,805
Investment properties and
  asset management                            7,013       8,479       8,331
Operations distributed
  to unitholders                                (80)      5,527       2,358
Other income and expenses                   (14,584)    (10,871)    (10,509)
                                           --------    --------    --------
Net income before provision for
  income tax and cumulative effect
  of accounting change                       (1,515)     10,152       6,358
Provision for income tax                     (1,452)     (3,511)       (665)
Cumulative benefit of accounting change          --          --       1,500
                                           --------    --------    --------
Net (loss) income                          $ (2,967)   $  6,641    $  7,193
                                           ========    ========    ========

     The Company's homebuilding and community development sales continue to be greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Long term interest rates declined in 1993 to their lowest level in approximately 20 years making entry level housing more affordable to homebuyers. Even though the rates have remained fairly stable and an adequate supply is available to the entry-level homebuyer, the economic uncertainties associated with the federal budget and government furloughs during 1995 and 1996 came at a time when supplies and competition were high in the Washington, D.C. market. As a result, the profit margins in the region have continued to decline. Management anticipates the growth of the Washington, D.C. metropolitan real estate market to be adversely impacted by any future federal government closings and cutbacks. The Company has seen a significant increased interest in its U.S. commercial land. The Puerto Rico residential and business market is stable.

Community Development Operations

     The following table presents selected community development data:

                                               1995        1994       1993
                                               ----        ----       ----
                                                     (In thousands, except
                                                     units and percentages)
Lots Sold:
  Commercial and business parks (acres)
    St. Charles                                  14          15         12
    Puerto Rico                                   6          61         --
  Residential lots (units)
    St. Charles
      Developed single-family lots              113         100        114
      Developed townhouse lots                   --          --         66
    Montclair
      Developed townhome lots                    --          36         61
      Semi-developed multi-family lots           21          69         45
    Westbury developed single-family lots        --          22          9
  Undeveloped land (acres)
    U.S.                                         --         .06         27
    Puerto Rico                                   2          20         --

Average Sales Price:
  Commercial and business parks (per acre)
    St. Charles                             $   273     $    97    $   251
    Puerto Rico                             $ 1,029     $   196    $    --
  Residential (per unit)
    St. Charles
      Developed single-family lots          $    39     $    45    $    46
      Developed townhouse lots              $    --     $    --    $    25
    Montclair
      Developed townhome lots               $    --     $    38    $    36
      Semi-developed multi-family lots      $    12     $    11    $     8
    Westbury developed single-family lots $ -- $ 27 $ 26 Undeveloped land (per acre)
    U.S.                                    $    --     $    31    $    26
    Puerto Rico                             $    33     $    75    $    --

Average Gross Profit Margin:
  Commercial and business parks
    St. Charles                                 71%         69%        66%
    Puerto Rico                                 54%         37%         --
  Residential lots
    St. Charles
      Developed single-family lots              34%         40%        39%
      Developed townhouse lots                   --          --        27%
    Montclair
      Developed townhome lots                    --         (1%)        5%
      Semi-developed townhome lots               --         --%         5%
    Westbury developed single-family lots        --         (1%)        3%
  Undeveloped land
    U.S.                                         --        100%         2%
    Puerto Rico                                 26%         41%         --

                                               1995        1994       1993
                                               ----        ----       ----
                                                     (In thousands, except
                                                     units and percentages)

Sales revenue                               $14,824     $22,296    $13,809
Cost of sales                                 7,611      14,764      9,228
                                            -------     -------    -------
Gross profit                                  7,213 49%   7,532 34%  4,581 33%
                                            -------     -------    -------
Selling and marketing                           132         109         86
Minority interest                               464         716        122
                                            -------     -------    -------
Operating profit                            $ 6,617     $ 6,707    $ 4,373
                                            =======     =======    =======
Interest expense included in cost of sales  $   613     $   481    $ 1,005
                                            =======     =======    =======


     In 1995, land sales revenues decreased by $7.5 million or 34% compared to 1994 due primarily to the sales of a shopping center site in Puerto Rico during 1994, which in turn caused 1994 land sales to increase by $8.5 million or 61% over 1993. Even though the sales revenue decreased in 1995, the per acre commercial sales price in 1995 increased over 1994 prices which were lower than 1993 prices. These variations are due to the mix of commercial acres versus industrial and other business use land sales, the size and location of the property. The average sales price of the residential lots sold in St. Charles have slowly decreased over the last two years as the remaining lots in the second village which are smaller and less desirable than the prime lots are sold. Residential land sales remained slow resulting from increased competition and slow home sales.

     The increase in Community Development gross profit margins to 49% in 1995 versus 34% in the 1994 is due primarily to a heavier mix of the sales attributable to sales of commercial and business property. Commercial land sales produce the highest prices but require less development than the business park and residential land. Commercial sales as a percent of sales revenue were 66%, 57% and 22% for the years ended 1995, 1994, and 1993, respectively. The gross margins of the residential lots sold during 1995 decreased from those sold in 1994 due to the lower sales prices as discussed above and the added carrying costs due to slower than anticipated sales during 1995 and 1994.

     Minority interest expense decreased $252,000 to $464,000 in 1995 compared to $716,000 in 1994. Whereas, minority interest expense increased $594,000 to $716,000 in 1994 compared to $122,000 in 1993. This fluctuation is attributable to the decrease or increase in profits generated from the land sales in Puerto Rico in which a minority partner holds a 20% interest.

Homebuilding Operations

     The following table presents selected homebuilding data:

                                       1995           1994            1993
                                       ----           ----            ----
                                 (In thousands, except units and percentages)
Units Settled:
  Semi-Custom
    North and South Carolina             30             70              59
    Virginia, Maryland and Other         46             74              66
  Tract                                  26             56  (1)         91  (2)
                                       ----           ----            ----
                                        102            200             216
                                       ====           ====            ====
Net New Orders:
  Semi-Custom
    North and South Carolina             28             47              79
    Virginia, Maryland and Other         55             43              71
  Tract                                  25             44              82
                                       ----           ----            ----
                                        108            134             232
Units Backlog:                         ====           ====            ====
  Semi-Custom
    North and South Carolina             34             36              59
    Virginia, Maryland and Other         54             45              76
  Tract                                   4              5              17
                                       ----           ----            ----
                                         92             86             152
                                       ====           ====            ====
Unit backlog under construction:
  Semi-custom
    North and South Carolina             18             14              32
    Maryland, Virginia & Other           20             21              31
  Tract                                  24             28              35
                                       ----           ----            ----
                                         62             63              98
                                       ====           ====            ====
Average Sales Price:
  Semi-Custom
    (excludes lots)                 $    92        $    84         $    78
  Tract                             $   146        $   144         $   137

Backlog                             $ 9,037        $ 7,582         $13,724
                                    =======        =======         =======
Backlog average sales price         $    98        $    96         $    91
                                    =======        =======         =======
Home sales                          $10,826        $20,265         $21,884
Cost of sales                         9,875         18,508          18,880
                                    -------        -------         -------
Gross profit                            951  9%      1,757  9%       3,004 14%
                                    -------        -------         -------
Selling and marketing                 1,432          1,447           1,199
                                    -------        -------         -------
Operating (loss) profit            $  (481)  4%    $   310  1%     $ 1,805  8%
                                    =======        =======         =======

     (1)  Includes seven homes sold on lots purchased from third parties.
     (2)  Includes three homes sold on lots purchased from third parties.

     The U.S. homebuilding operations were restructured in May 1995.
Management will concentrate its homebuilding efforts on the semi-custom operations in Virginia and the Carolinas. The semi-custom operations in Maryland ceased during 1995 and the Company expects to wind-down its tract homebuilding operations in Maryland by the end of 1996. The Puerto Rico market is somewhat sheltered from the negative influences affecting the U.S. operations. The Company, through a joint venture, will expand its homebuilding operations in Puerto Rico.

     Revenues from home sales decreased 53% to $10,826,000 for 1995 from $20,265,000 for 1994 and from $21,884,000 or 7% from 1993. The primary reason for the two year decrease is an overall decline in the number of units sold. The increased focus by the Company on its Semi-Custom homebuilding operations, the restructuring of the homebuilding management team in 1994 and 1995 and the reduced availability of townhome lots to the Company's homebuilding division in St. Charles and Montclair due to lot sales to third party homebuilders, resulted in a 51% decline in the number of units sold during 1995 as compared to 1994 and a 38% decline in the number of units sold during 1994 compared to 1993.

     Gross profits as a percentage of homebuilding revenues for a particular period, are a function of various factors including volume, pricing, efficiency of homebuilding operations, and financing costs (including costs of subsidizing customer financing, if any). The gross profit margins earned during 1995 increased slightly by .1% to 8.8% from the 8.7% achieved during 1994. Even though the sales volume declined during 1995, management was able to reduce its overhead to offset its impact.

     The gross profit margins earned during 1994 decreased 36% to 8.7% from the 13.7% achieved during 1993. During 1994, tract homebuilding in southern Maryland became extremely competitive resulting in builders offering buyer incentives and reduced prices which caused the profit margins of the area's projects to decline. As a result of the declining profit margin, management decided to curtail expansion of any tract homebuilding operations and to complete the buildout of only those projects which had already commenced. Certain capitalized overhead costs were written off in 1994, which further lowered the gross margin.

Investment Properties and Asset Management

                                                 1995        1994       1993
                                                 ----        ----       ----
                                                         (In thousands)

  Apartment rental revenues                    $ 4,642     $ 4,538    $ 2,113
  Apartment operating expenses                   4,465       4,526      2,176
                                               -------     -------    -------
  Apartment operating income (loss)                177          12        (63)

  Equity in earnings from partnerships
    and development fees                         2,942       4,960      3,901
  Management and other fees                      3,894       3,507      4,493
                                               -------     -------    -------
  Total operating profit                       $ 7,013     $ 8,479    $ 8,331
                                               =======     =======    =======

     Apartment rental revenues and operating expenses represent the results of operations of the three consolidated apartment projects. Apartment rental revenues increased $100,000 from 1994 to 1995 due primarily to an increase in rents and occupancy at the properties. Operating expenses decreased by $61,000 for the same time period due in part to a decrease in the operating contracts and repair and maintenance costs. Apartment rental revenues and apartment operating expenses during 1994 increased by $2.4 million each over 1993 due primarily to the fact that the operating results of Fox Chase and New Forest were consolidated for all of 1994 compared to being consolidated for only a portion of 1993. IGC's interest in these partnerships increased to 90% in August 1993 pursuant to a transfer of interest described in Note 3 to the Company's Consolidated Financial Statements included in Item 8.

     Equity in earnings from partnerships and development fees decreased $2.0 million or 41% during 1995 compared to 1994. These earnings during 1994 increased $1.1 million or 27% as compared to 1993. During 1993, the Company received developer fees from projects that were refinanced that year. During 1994, the Company received distributions from a partnership that owns four apartment projects that were refinanced. During 1995 no similar developer fees or distributions were received.

     Management and other fees increased 11% from 1994 to 1995 due to the recognition in income of reserves on fees earned from the management of certain apartment projects from a prior period but not determined to be collectible until 1995. Management fees decreased 22% from 1993 to 1994 due to the receipt of fees associated with the refinancing of certain projects in 1993. There were no similar fees received in 1994.

Operations Distributed to Unitholders

                                                1995        1994      1993
                                                ----        ----      ----
                                                       (In thousands)
  Equity in (losses) earnings from
    gaming partnerships                        $  (80)    $ 7,288    $2,358
    Write-off deferred project costs               --      (1,761)       --
                                               ------     -------    ------
                                               $  (80)    $ 5,527    $2,358
                                               ======     =======    ======

     During February 1995, 99% of the Company's interest in Equus was distributed to its Unitholders resulting in a $7 million decline in 1995 from 1994 in equity in earnings from gaming partnerships. These 1994 earnings were $5 million higher than those during 1993. In 1994, revenues from investment in gaming properties consisted of cash distributions received from HDA of $763,000 and $6.5 million of notes receivable distributed by HDA to IGC. HDA is a Puerto Rico special partnership and partners in such partnerships are not liable for losses in excess of their capital investment.

     The 1994 write-off of deferred project costs consists of $1,761,000 of costs associated with the Company's unsuccessful efforts to obtain the license to construct and operate a Virginia horse racing facility. After the Equus distribution, IGC's share of any similar write-offs is included with the Company's share of (losses) earnings.

Other Income and Expenses
                                            1995        1994       1993
                                         ---------   ---------  ---------
                                                    (In thousands)

   Interest and other income             $    652    $    668   $    773
   General and administrative expenses     (8,326)     (8,418)    (8,590)
   Depreciation and amortization             (371)       (498)      (499)
   Interest expense                        (2,432)     (2,125)    (2,193)
   Provision for wetlands litigation       (4,107)       (498)        --
                                         --------    --------   --------
                                         $(14,584)   $(10,871)  $(10,509)
                                         ========    ========   ========

     Interest and other income continued to decrease by 2% during 1995 compared to 1994 and 14% during 1994 compared to 1993 due to the reduction of the average outstanding balance of the notes receivable.

     General and administrative expenses decreased by approximately $92,000 or 1% during 1995 compared to 1994 and there was a $172,000 decrease during 1994 or 2% compared to 1993. Management continues to focus on cost efficiency and the reduction of these expenses. The $92,000 general and administrative expense reduction compared to 1994 can be attributed to the cost recovery of $273,000 for support provided Equus and a $164,000 reversal of compensation expense for the net decrease in value of the accrued Unit Appreciation Rights, offset in part by a $300,000 increase in salaries and benefits and increased consulting fees. The $172,000 general and administrative expense reduction in 1994 compared to 1993 resulted from the following; reductions in bad debt expense of $447,000 mostly due to a $562,000 management fee write-off in 1993 versus only $114,000 in 1994, reversal of accrued audit fees provision of $103,000, Board of Directors $28,000 due to shortfall of outside director, cost efficiency savings in legal fee $380,000, delivery $12,000 and repairs $12,000. Offsetting these reductions were salaries and benefits increase $591,000 which primarily consisted of $264,000 in compensation expense recognized in connection with the issuance of Unit Appreciation Rights to the Company's employees, $100,000 due to increased staff levels and $92,000 of relocation expense.

     Depreciation and amortization decreased by approximately $127,000 during 1995 compared to 1994 and only by $1,000 during 1994 compared to 1993. During 1993, certain fixed and intangible assets became fully depreciated or amortized. This trend continued throughout 1995 while minimal new depreciable assets have been acquired.

     Interest expense increased $307,000 or 14% during 1995 versus 1994 while interest in 1994 declined by $68,000 or 3% compared to 1993. The increase in 1995 is due to higher interest rates and costs associated with obtaining new debt and refinancing existing debt. Whereas, in 1994 there was a continued paydown of the Company's restructure debt resulting in the decline of interest expense in 1994 versus 1993.

     As a result of the environmental legal proceedings discussed in Item 3, the Company established a $498,000 provision relating to this litigation in 1994. In 1995, the Company increased this provision by $4,107,000.

Provision for Income Taxes and Cumulative Effect of Accounting Change. The provision for income taxes in 1995 decreased to $1,452,000 compared to

$3,511,000 during 1994 which increased from $665,000 during 1993. This decrease in 1995 and increase in 1994 are attributable to taxable income resulting from distributions received from partnerships in Puerto Rico that refinanced their apartment projects and from the sale of a shopping center site in Puerto Rico during 1994. The implementation of SFAS No. 109 by the Company during 1993 generated a $1.5 million Puerto Rico income tax benefit which has been reflected in the Company's 1993 financial statements as the cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

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

     In November 1993, the Company believed that it had an agreement in principle with the Corps that would settle the Company's claim and permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland. After conducting a lengthy investigation of the Company's wetlands practices in St. Charles, in October 1995 a grand jury convened by the U.S. Attorney charged that certain of the Company's practices with respect to four parcels, including the Site, constituted criminal violations of Section 404 of the Clean Water Act. The indictment charged each of IGC, its affiliate, St. Charles Associates, L.P. ("SCA"), and the Company's Chairman, James J. Wilson. During the U.S. Attorney's investigation, the Corps issued additional violation notices relating to filling portions of other parcels claimed by the Corps to be protected wetlands. In October 1995 the government filed a civil action in the U.S. District Court for the District of Maryland charging the Company and Mr. Wilson with violations of the Clean Water Act. Of the approximately 4,400 acres developed by the Company in St. Charles, approximately 70 acres are the subject of the civil and criminal charges.

     On February 29, 1996, each of IGC, SCA and Mr. Wilson were convicted on four counts of felony violations of Section 404 of the Clean Water Act. Sentencing is expected to occur in June 1996. On March 12, 1996, IGC and SCA received service of process with respect to the civil action. Maximum statutory penalties possible against each of IGC and SCA under the criminal action are $50,000 per day for each of four felony violations or, alternatively, twice the pecuniary gain realized by the Company from any illegal action. The maximum statutory penalty possible under the civil action is $25,000 per day for each of nine separate violations. Because the investigation with regard to the sentencing is ongoing, the Company cannot determine from what point in time these fines could be assessed. In the civil action, the U.S. Attorney also seeks to enjoin the Company from engaging in future illegal wetlands practices.

     During 1994 and 1995, the Company recognized approximately $4.6 million in legal and consulting expenses relating to these matters. Such expenses include a reserve available to cover future anticipated costs of the criminal and civil actions, including costs of appealing the criminal convictions. The amount of any fine in the current case cannot be estimated with certainty and as such the total costs incurred may exceed the amount reserved.

     Management believes the Company and Mr. Wilson have many strong arguments to present on appeal of the criminal convictions. Accordingly, the Company and Mr. Wilson will appeal the criminal convictions and will continue to defend vigorously against charges in the civil action.

     The Company's loan agreements contain certain restrictive covenants, cross default provisions and material adverse change in financial condition clauses. As a result of the Company's conviction on four felony counts of the Clean Water Act, Signet Bank issued a notice of default by the Company of certain loan agreement covenants pertaining to $3.3 million of debt. Negotiations of the terms and conditions of a forbearance agreement are in process. In addition, a $2.2 million payment was due NationsBank on March 31, 1996. Negotiations are in process to modify certain terms and conditions of the loans. Management expects to finalize these amendments and make the principal curtailment in April 1996. As a result of this notice of default, past due payment, and unless and until the criminal convictions are reversed on appeal, $47.3 million of the Company's bank debt could be called into default.

     The uncertainty with respect to the amount of penalties has hindered the Company's ability to secure financing and bonds necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's current inventory of finished lots in St. Charles is anticipated to be sold during 1996, therefore, the development of additional lots is necessary to provide inventory for sales in 1997 and beyond.

     As a result of the uncertainty regarding the magnitude of fines, events of default, multiple loan defaults and uncertainty regarding the ability to obtain future financing, which may cause the Company to have negative cash flow in 1996, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company has historically met its liquidity requirements principally from cash flow generated by land and home sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital.

     As discussed in Note 4, the Company no longer receives distributions from HDA, as a result of the Company's distribution of Equus Units representing a 99% limited partnership interest in Equus to IGC Unitholders in February 1995. In addition, under the terms of IGC's loans, most of the cash generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. As mentioned above, project financings have been delayed by the inability to determine the penalties related to the Company's felony convictions. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited.

     During the first quarter of 1996, four apartment projects in Puerto Rico were sold under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). The Company will retain the management contracts on the four apartments. This sale, after taxes, generated approximately $11.5 of cash. Approximately $10.2 million of cash proceeds is pledged to curtail bank debt and the remainder will be used to pay legal fees related to the wetlands convictions and support operations. As a result of the debt curtailments, the FDIC loan will be paid off and NationsBank will have a first lien on commercial properties in St. Charles which will have the effect of improving the Company's cash flow as the release prices under the NationsBank agreement are less than that of the FDIC.

     During 1995, the Company negotiated loan extensions with NationsBank and Signet Bank. NationsBank has agreed to extend the maturity of its loans until May 1998. Under the agreement, the extension of the maturity beyond November 30, 1995 was contingent upon a mandatory principal curtailment of $2.2 million which will be made with the proceeds of the LIHPRHA sale. Signet Bank agreed to extend the maturity of its loans until September 1996. The balance of the Signet loans as of December 31, 1995 is $3.3 million. The Company anticipates it will pay off these loans prior to their maturity with the proceeds from the sale of commercial and residential land which secure the loans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Interstate General Company L.P.:


     We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of (loss) income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, because of uncertainties, including substantial monetary fines, facing the Company from its conviction of violations of The Clean Water Act and the resultant defaults on substantially all of its recourse bank debt, there is substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 72 through 85 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Washington, D.C.
March 29, 1996

                        INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                    (In thousands, except per Unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                          1995         1994          1993
                                     ------------  ------------   -----------
REVENUES
  Community development-land sales     $   14,824  $     22,296  $     13,809
  Homebuilding-home sales                  10,826        20,265        21,884
  Revenues from investment properties
    Investment in gaming properties           (80)        7,288         2,358
    Equity in earnings from partnerships
      and development fees                  2,942         4,960         3,901
    Apartment rental income                 4,642         4,538         2,113
  Management and other fees,
    substantially all from
    related entities                        3,894         3,507         4,493
  Interest and other income                   652           668           773
                                      -----------   -----------   -----------
      Total revenues                       37,700        63,522        49,331
                                      -----------   -----------   -----------
EXPENSES
  Cost of land sales                        7,611        14,764         9,228
  Cost of home sales                        9,875        18,508        18,880
  Selling and marketing                     1,564         1,556         1,285
  General and administrative                8,326         8,418         8,590
  Rental apartment expense                  4,465         4,526         2,176
  Depreciation and amortization               371           498           499
  Interest expense                          2,432         2,125         2,193
  Wetlands litigation expenses              4,107           498            --
  Write-off of deferred project costs          --         1,761            --
                                      -----------   -----------   -----------
      Total expenses                       38,751        52,654        42,851
                                      -----------   -----------   -----------
(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES                         (1,051)       10,868         6,480
PROVISION FOR INCOME TAXES                  1,452         3,511           665
                                      -----------   -----------   -----------
(LOSS) INCOME BEFORE MINORITY
  INTEREST                                 (2,503)        7,357         5,815
    Minority interest                        (464)         (716)         (122)
                                      -----------   -----------   -----------
NET (LOSS) INCOME BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                        (2,967)        6,641         5,693

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                            --            --         1,500
                                      -----------   -----------   -----------
NET (LOSS) INCOME                     $    (2,967)  $     6,641   $     7,193
                                      ===========   ===========   ===========


                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
             CONSOLIDATED STATEMENTS OF (LOSS) INCOME (continued)
                    (In thousands, except per Unit amounts)


                                              YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                          1995         1994          1993
                                     ------------  ------------   -----------

PER UNIT AMOUNTS--
  NET (LOSS) INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE         $      (.29)  $       .66   $       .56

  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                       --            --           .15
                                      -----------   -----------     ------
- -----------
  NET (LOSS) INCOME PER UNIT          $      (.29)  $       .66   $       .71
                                      ===========   ===========   ===========

NET (LOSS) INCOME
  General Partners                    $       (30)  $        66   $        71
  Limited Partners                         (2,937)        6,575         7,122
                                      -----------   -----------   -----------
                                      $    (2,967)  $     6,641   $     7,193
                                      ===========   ===========   ===========
WEIGHTED AVERAGE UNITS
  OUTSTANDING                              10,255        10,126        10,080
                                      ===========   ===========   ===========

























                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S
                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1995           1994
                                                  ------------   ------------
CASH AND SHORT-TERM INVESTMENTS
  Unrestricted                                        $  3,476       $  1,120
  Restricted                                             2,125          5,713
                                                      --------       --------
                                                         5,601          6,833
                                                      --------       --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                         33,088         26,103
    St. Charles, Maryland                               27,826         26,426
    Other United States locations                       15,522         16,014
    Notes receivable on lot sales and other              3,122          1,518
                                                      --------       --------
                                                        79,558         70,061
                                                      --------       --------
ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                     3,254          4,384
  Investment in joint venture                              250             --
  Receivables and other                                    315            614
                                                      --------       --------
                                                         3,819          4,998
                                                      --------       --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment properties, net of accumulated
    depreciation of $5,124 and $4,746, as of
    December 31, 1995 and 1994, respectively            23,348         24,499
  Investment in residential rental partnerships         10,922          9,976
  Other receivables, net of reserves of
    $384 and $1,071 as of December 31,
    1995 and 1994, respectively                          2,452          1,133
                                                      --------       --------
                                                        36,722         35,608
                                                      --------       --------
OTHER ASSETS
  Costs in excess of net assets acquired, less
    accumulated amortization of $888 and $735
    as of December 31, 1995 and 1994, respectively       2,147          2,299
  Deferred costs regarding waste technology
    and other                                            2,975          2,126
  Property, plant and equipment, less accumulated
    depreciation of $2,216 and $1,948 as of
    December 31, 1995 and 1994, respectively             1,271          1,588
                                                      --------       --------
                                                         6,393          6,013
                                                      --------       --------
    Total assets                                      $132,093       $123,513
                                                      ========       ========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                         DECEMBER 31,
                                                  ---------------------------
                                                      1995           1994
                                                  ------------   ------------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and accrued liabilities            $  5,719       $  3,521
  Mortgages and notes payable                              301            370
  Accrued income tax liability - current                   464          2,078
  Accrued income tax liability - deferred                4,704          2,475
                                                      --------       --------
                                                        11,188          8,444
                                                      --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                         47,841         36,661
  Non-recourse debt                                      2,034          4,268
  Accounts payable, accrued liabilities
    and deferred income                                  3,752          2,728
                                                      --------       --------
                                                        53,627         43,657
                                                      --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                            981          2,398
  Accounts payable and accrued liabilities               2,746          2,506
                                                      --------       --------
                                                         3,727          4,904
                                                      --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                          1,322          1,559
  Non-recourse debt                                     22,650         22,771
  Accounts payable and accrued liabilities               1,670          1,473
                                                      --------       --------
                                                        25,642         25,803
                                                      --------       --------
    Total liabilities                                   94,184         82,808
                                                      --------       --------
PARTNERS' CAPITAL
  General partners' capital                              4,292          4,322
  Limited partners' capital-10,257 and
    10,215 Units issued and outstanding as
    of December 31, 1995 and 1994, respectively         33,617         36,383
                                                      --------       --------
    Total partners' capital                             37,909         40,705
                                                      --------       --------
    Total liabilities and partners' capital           $132,093       $123,513
                                                      ========       ========



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                (In thousands)









                                      General       Limited
                                      Partners'     Partners'
                                      Capital       Capital           Total
                                      --------     -----------     -----------


BALANCES, December 31, 1992            $    84         $24,958         $25,042

  Net income for the year                   71           7,122           7,193

  Employee Unit options exercised           --              10              10
                                       -------         -------         -------
BALANCES, December 31, 1993            $   155         $32,090         $32,245

  Net income for the year                   66           6,575           6,641

  Employee Unit options exercised           --             531             531

  Cash distributions to partners           (10)         (1,010)         (1,020)

  Capital contribution                   4,129              --           4,129

  Assets transferred at general
    partner's basis                        (18)         (1,803)         (1,821)
                                       -------         -------         -------
BALANCES, December 31, 1994            $ 4,322         $36,383         $40,705

  Net loss for the year                    (30)         (2,937)         (2,967)

  Employee and director Unit
    options exercised                       --             171             171
                                       -------         -------         -------
BALANCES, December 31, 1995            $ 4,292         $33,617         $37,909
                                       =======         =======         =======









                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1995         1994        1993
                                       ------------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                     $    (2,967)    $  6,641     $  7,193
  Adjustments to reconcile net (loss)
    income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization
        Residential rental properties           680          640          432
        Other                                   872          703          706
      Provision for deferred income taxes       729        1,486          275
      Equity in earnings of residential
        rental partnerships                  (1,690)      (4,250)      (1,668)
      Equity in losses of gaming
        partnerships                             80           --           --
      Increase in sponsor and
        developer fees from
        partnerships                           (390)        (323)        (902)
      Distribution of note receivable
        from HDA                                 --       (6,526)          --
      Cumulative effect of
        accounting change                        --           --       (1,500)
      Increase (decrease) in
        accounts payable, accrued
          liabilities and deferred income     3,348         (201)        (825)
      Decrease (increase) in
        Restricted cash                       3,588       (3,126)      (2,121)
        Community development assets         (9,497)       8,711        3,775
        Homebuilding assets                   1,429        2,568        1,044
                                            -------     --------      -------
  Net cash (used in) provided by
    operating activities                     (3,818)       6,323        6,409
                                            -------     --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related
    to investment properties                    452        8,768        7,219
  (Acquisitions) dispositions
    of other assets                          (1,252)         (79)         740
  Purchase of residential rental
    partnership interest                       (170)        (170)        (370)
  Investment in homebuilding joint venture     (250)          --           --
                                            -------     --------      -------
  Net cash (used in) provided by
    investing activities                     (1,220)       8,519        7,589
                                            -------     --------      -------


                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In thousands)

                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1995         1994        1993
                                       ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing          34,643        7,750       14,003
  Payment of debt                           (27,420)     (22,992)     (37,119)
  Loans from HDA                                 --           --        8,853
  Cash distributions to partners                 --       (1,020)          --
  Employee and director Unit
   options exercised                            171          531           10
                                            -------     --------      -------
  Net cash provided by (used in)
    financing activities                      7,394      (15,731)     (14,253)
                                            -------     --------      -------
NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS                  2,356         (889)        (255)

CASH AND SHORT-TERM INVESTMENTS,
  BEGINNING OF YEAR                           1,120        2,009        2,264
                                            -------     --------      -------
CASH AND SHORT-TERM INVESTMENTS,
  END OF YEAR                               $ 3,476     $  1,120      $ 2,009
                                            =======     ========      =======
SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount
    capitalized)                            $ 2,722     $  3,787      $ 4,127
  Income taxes paid                         $ 2,250     $    337      $    --
  Non-cash transactions
    Land received in exchange for
      land sold                             $   134     $     --      $    --
    Distribution of notes receivable
      from partners (1)                     $    --     $ 10,654      $    --
    Acquisition of interest in
      apartment partnerships, assets        $    --     $     --      $22,641
    Acquisition of interest in
      apartment partnerships,
      liabilities                           $    --     $     --      $22,532
    Deed in lieu of payment of
      purchase money mortgage               $    --     $    670      $    --
    Partnership interests received in
      satisfaction of accounts and notes
      receivable from general partner (1) $ -- $ 626 $ -- Accounts and notes receivable, net of reserves, satisfied via transfer
      of partnership interests from
      general partner (1)                   $    --     $  2,446      $    --
    Capital contribution by
      general partner (1)                   $    --     $  4,129      $    --

     (1)  See Notes 4 and 9 to these consolidated financial statements.

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


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

     Net (loss) income per Unit for the years ended December 31, 1995, 1994 and 1993, is calculated using weighted average Units outstanding. Outstanding options and warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit (see Note
11).

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

Revenues from Investment Properties

     Revenues from investment properties include revenues from investments in gaming properties, equity in earnings from partnerships and development fees and apartment rental revenues. Revenues from investment in gaming properties includes equity in earnings from Equus Gaming Company L.P. ("Equus") commencing February 8, 1995 (See Note 4). Equus' earnings include the operations of Housing Development Associates S.E. ("HDA"). Prior to that date, revenues from investment in gaming properties included distributions received by IGC from HDA and equity in earnings (losses) of HDA, including HDA's equity in earnings (losses) of El Comandante Operating Company ("ECOC") through August 1, 1994 when HDA's ownership interest in ECOC was terminated. Equity in earnings from partnerships and development fees is comprised of IGC's share of the earnings (losses) of the residential rental apartment project partnerships accounted for under the equity method of accounting, income from sponsor and developer fees, recognition of income resulting from distributions received in excess of the Company's book basis of the investment in the related partnership, and income related to a previous investment in a cable television partnership. Apartment rental revenues include the revenues of three consolidated partnerships owning apartment complexes.

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

Capitalization of Interest

     IGC's interest costs related to homebuilding and land assets were allocated to these assets based on book value. The portion of interest allocated to land, finished building lots and homebuilding construction during the development and construction period is capitalized. Remaining interest costs are expensed. A summary of interest for 1995, 1994 and 1993 is as follows:
                                            Years Ended December 31,
                                           ---------------------------
                                            1995       1994     1993
                                           ------    -------   -------
                                                 (In thousands)

          Expensed                         $4,620     $4,369    $3,158
          Capitalized                       3,213      2,770     2,655
                                           ------     ------   -------
          Total interest incurred          $7,833     $7,139    $5,813
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

Property, Plant and Equipment

     Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is provided principally using the straight-line method for financial reporting purposes and using accelerated methods for tax purposes, generally based on a five year service life.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Changes

     On January 1, 1993, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 changes the method of accounting for income taxes under generally accepted accounting principles and requires recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between financial reporting and tax reporting bases of assets and liabilities, and for net operating loss and tax credit carryforwards. As a result of adopting this statement, the Company recognized a cumulative benefit due to the change in accounting principle of $1,500,000 or $.15 per unit as of January 1, 1993.
This benefit is included under the caption "Cumulative Effect of Accounting Change" in the Consolidated Statement of Income for the year ended December 31, 1993.

     In 1995, the Company implemented SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of the fair value of certain financial instruments, including cash, evidence of ownership interests in other entities and contracts that impose either an obligation to deliver a financial instrument or cash such as loans or notes payable, or a right to receive a financial instrument or cash such as loans or notes receivable. The Company's ownership interests in other entities are accounted for under the equity method of accounting or are consolidated. Investments accounted for under both of these accounting methods are specifically excluded from SFAS No. 107 fair value disclosure requirements. IGC has the following financial instruments: short-term investments, accounts and notes receivables, long-term debt and non-recourse debt.

     The carrying value of short-term investments approximates the fair value because of the liquid nature of these assets. The notes receivable related to community development approximate fair value. The other receivables related to investment properties are considered part of IGC's investment in the partnerships and are excluded from this requirement. The non-recourse debt in the Investment Properties relates to HUD insured mortgages for three of the partnerships. One of the mortgages was refinanced in December 1994; therefore, management believes the carrying value approximates fair value. The other two mortgages are expected to be refinanced in 1996. However, due to the nature of the programs associated with these partnerships, and current market conditions, the fair market value of the refinanced debt approximates the current book value of the existing debt. The carrying value of the long-term debt that relates to homebuilding, community development and investment properties approximates the fair value, since the notes bear an interest rate based on the current prime rate plus an additional fixed percentage rate. See Note 7 for additional information regarding the long-term debt.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes standards for identifying impairment for long-lived assets and certain identifiable intangibles to be held and used by an entity. Primarily, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss has occurred. An adjustment to reflect this impairment would be recorded to the extent that an asset's market value was less than its carrying value. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS No. 121 by its required effective date and does not expect adoption to have a material affect on its financial statements.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. The accounting and disclosure requirements of this statement are effective for transactions entered into after December 15, 1995. The Company will adopt the disclosure requirements of SFAS No. 123 in fiscal year 1996.

Reclassifications

     Certain amounts presented for 1994 in the Consolidated Balance Sheet and for 1994 and 1993 in the Consolidated Statements of Income and Cash Flows have been reclassified to conform with the 1995 presentation.

(2)  GOING CONCERN AND RELATED MATTERS

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

     In November 1993, the Company believed that it had an agreement in principle with the Corps that would settle the Company's claim and permit commercial development of a portion of the Site. However, in early 1994, the Company became aware that this matter had been referred to the U.S. Attorney for the District of Maryland. After conducting a lengthy investigation of the Company's wetlands practices in St. Charles, in October 1995 a grand jury convened by the U.S. Attorney charged that certain of the Company's practices with respect to four parcels, including the Site, constituted criminal violations of Section 404 of the Clean Water Act. The indictment charged each of IGC, its affiliate, St. Charles Associates, L.P. ("SCA"), and the Company's Chairman, James J. Wilson. During the U.S. Attorney's investigation, the Corps issued additional violation notices relating to filling portions of other parcels claimed by the Corps to be protected wetlands. In October 1995 the government filed a civil action in the U.S. District Court for the District of Maryland charging the Company and Mr. Wilson with violations of the Clean Water Act. Of the approximately 4,400 acres developed by the Company in St. Charles, approximately 70 acres are the subject of the civil and criminal charges.

     On February 29, 1996, each of IGC, SCA and Mr. Wilson were convicted on four counts of felony violations of Section 404 of the Clean Water Act. Sentencing is expected to occur in June 1996. On March 12, 1996, IGC and SCA received service of process with respect to the civil action. Maximum statutory penalties possible against each of IGC and SCA under the criminal action are $50,000 per day for each of four felony violations or, alternatively, twice the pecuniary gain realized by the Company from any illegal action. The maximum statutory penalty possible under the civil action is $25,000 per day for each of nine separate violations. Because the investigation with regard to the sentencing is ongoing, the Company cannot determine from what point in time these fines could be assessed. In the civil action, the U.S. Attorney also seeks to enjoin the Company from engaging in future illegal wetlands practices.

     During 1994 and 1995, the Company recognized approximately $4.6 million in legal and consulting expenses relating to these matters. Such expenses include a reserve available to cover future anticipated costs of the criminal and civil actions, including costs of appealing the criminal convictions. The amount of any fine in the current case cannot be estimated with certainty and as such the total costs incurred may exceed the amount reserved.

     Management believes the Company and Mr. Wilson have many strong arguments to present on appeal of the criminal convictions. Accordingly, the Company and Mr. Wilson will appeal the criminal convictions and will continue to defend vigorously against charges in the civil action.

     The Company's loan agreements contain certain restrictive covenants, cross default provisions and material adverse change in financial condition clauses. As a result of the Company's conviction on four felony counts of the Clean Water Act, Signet Bank issued a notice of default by the Company of certain loan agreement covenants pertaining to $3.3 million of debt. Negotiations of the terms and conditions of a forbearance agreement are in process. In addition, a $2.2 million payment was due NationsBank on March 31, 1996. Negotiations are in process to modify certain terms and conditions of the loans. Management expects to finalize these amendments and make the principal curtailment in April 1996. As a result of this notice of default, past due payment, and unless and until the criminal convictions are reversed on appeal, $47.3 million of the Company's bank debt could be called into default.

     The uncertainty with respect to the amount of penalties has hindered the Company's ability to secure financing and bonds necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's current inventory of finished lots in St. Charles is anticipated to be sold during 1996, therefore, the development of additional lots is necessary to provide inventory for sales in 1997 and beyond.

     As a result of the uncertainty regarding the magnitude of fines, events of default, multiple loan defaults and uncertainty regarding the ability to obtain future financing, which may cause the Company to have negative cash flow in 1996, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company has historically met its liquidity requirements principally from cash flow generated by land and home sales, property management fees, distributions from HDA and residential rental partnerships and from bank financing providing funds for development and working capital.

     As discussed in Note 4, the Company no longer receives distributions from HDA, as a result of the Company's distribution of Equus Units representing a 99% limited partnership interest in Equus to IGC Unitholders in February 1995. In addition, under the terms of IGC's loans, most of the cash generated by U.S. home and lot sales and distributions from partnerships, including distributions from partnership refinancings, will be used to further reduce bank loans and meet debt service requirements. As mentioned above, project financings have been delayed by the inability to determine the penalties related to the Company's felony convictions. Given these factors, the Company's ability to generate cash for overhead, development and other uses is limited.

     During the first quarter of 1996, four apartment projects in Puerto Rico were sold under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). The Company will retain the management contracts on the four apartments. This sale, after taxes, generated approximately $11.5 of cash. Approximately $10.2 million of cash proceeds is pledged to curtail bank debt and the remainder will be used to pay legal fees related to the wetlands convictions and support operations. As a result of the debt curtailments, the FDIC loan will be paid off and NationsBank will have a first lien on commercial properties in St. Charles which will have the effect of improving the Company's cash flow as the release prices under the NationsBank agreement are less than that of the FDIC.

     During 1995, the Company negotiated loan extensions with NationsBank and Signet Bank. NationsBank has agreed to extend the maturity of its loans until May 1998. Under the agreement, the extension of the maturity beyond November 30, 1995 was contingent upon a mandatory principal curtailment of $2.2 million which will be made with the proceeds of the LIHPRHA sale. Signet Bank agreed to extend the maturity of its loans until September 1996. The balance of the Signet loans as of December 31, 1995 is $3.3 million. The Company anticipates it will pay off these loans prior to their maturity with the proceeds from the sale of commercial and residential land which secure the loans.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of December 31, 1995, IGC manages and is a general partner in 29 real estate partnerships which own 32 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is also a limited partner in many of these partnerships. The apartment projects are financed by non-recourse mortgages. Of the 6,559 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 5,371 units.

     During 1991, IGC entered into an agreement with the limited partners of Lancaster Apartments L.P. ("Lancaster"), the owner of Lancaster Apartments, to purchase their 99% limited partnership interest over a five-year period, payable in five annual installments of $170,000 which commenced in 1991. In 1993, 1994 and 1995, the Company's limited partnership interest in Lancaster increased by 19.8% each year as a result of this agreement, increasing IGC's ownership interest to 100% at December 31, 1995. IGC's 100% ownership interest consists of a 1% general partnership interest and 98% limited partnership interest held directly by IGC, and a 1% limited partnership interest held by St. Charles Associates Limited Partnership ("SCA"). IGC holds a 99% general partnership interest in SCA, and IBC holds the 1% limited partnership interest.

As a result of this agreement, the assets, liabilities and results of operations of Lancaster are consolidated by IGC as of December 31, 1993, 1994 and 1995 and for the years then ended.

     IGC, IBC and the Resolution Trust Corporation ("RTC") as Receiver for Perpetual Savings Bank F.S.B. were general partners in New Forest General Partnership ("New Forest") and Fox Chase General Partnership ("Fox Chase").
New Forest and Fox Chase each own an apartment project in St. Charles, Maryland. During August 1993, New Forest and Fox Chase bought the RTC's general partnership interest for $200,000. The buy-out was funded by surplus cash in the partnerships and an additional capital contribution from IGC. As a result of this transaction, IGC became a 90% general partner in both New Forest and Fox Chase, and accordingly, the Company's December 31, 1993 consolidated financial statements reflect the operations of Fox Chase and New Forest from August 20, 1993 and assets and liabilities as of December 31, 1993. The assets, liabilities and results of operations of Fox Chase and New Forest are consolidated by IGC as of December 31, 1994 and 1995 and for the years then ended. Prior to these purchases, the Company accounted for these two partnerships using the equity method.

     On December 30, 1994, IGC executed a purchase and sale agreement with IBC which provided for the transfer of 9.9% general partnership interests in New Forest and Fox Chase and 49.9% limited partnership interests in four other partnerships to IGC in satisfaction of $3,722,000 of accounts and notes receivable due from IBC. The partnerships in which IGC received a 49.9% limited partnership interest included Wakefield Terrace Associates L.P. ("Terrace"), Wakefield Third Age L.P. ("Third Age"), Palmer Apartments L.P. ("Palmer") and Headen House Associates L.P. ("Headen"). The amount of IBC receivables satisfied via this transaction was based on the fair market value of the apartment projects as determined by a third party independent appraisals. As a result of this transaction, IGC became a 99.9% general partner in Fox Chase and New Forest and a 49.9% limited partner in Terrace, Third Age, Palmer and Headen. Fox Chase and New Forest continue to be consolidated by IGC. IGC's interests in Terrace, Third Age, Palmer and Headen are accounted for using the equity method since the rights of the unaffiliated limited partners preclude IGC from controlling these entities. Because IBC and IGC are under common control, the partnership interests received by IGC were recorded at IBC's basis in the partnerships prior to the transfer which was $626,000. The $1.8 million charge to partner's capital represents the difference between IBC's basis in the partnership interests transferred and IGC's book basis for the receivables from IBC which were satisfied via this transaction of $2,446,000, net of reserves.

     IGC, as 1% general partner, and SCA, as 99% limited partner, formed Lakeside Limited Partnership ("Lakeside") on December 22, 1994 for the purpose of acquiring 1.23 acres of land and developing and operating a 54 unit retirement rental project. Lakeside purchased the land for $440,000 from IBC by paying $88,000 in cash and issuing a note for the remaining $352,000. During 1995, IBC assigned the note receivable to IGC in satisfaction of past due receivables from Coachman's Limited Partnership. The Company collected the $352,000 receivable due from Lakeside during 1995. Lakeside has been awarded low income housing tax credits to assist with costs of developing the property.

On December 7, 1995, investors purchased the tax credits in exchange for SCA's 99% interest. At December 31, 1994, the Company's consolidated financial statements include the assets and liabilities of Lakeside. Pursuant to the 1995 purchase of SCA's 99% interest by unaffiliated investors, Lakeside's assets and liabilities are not included in the Company's consolidated financial statements at December 31, 1995, but are accounted for using the equity method.

     In March 1996, the Company completed the sale of four of the Puerto Rico apartment properties. The properties, totaling 918 rental units, were sold to four affiliates of Producir, Inc., a non-profit organization, with financing provided by HUD through capital grants authorized by the LIHPRHA. The apartment properties are Las Americas I, Las Americas II, Las Lomas and Monacillos. The Company will continue to manage the properties. As a result of this sale, the Company will recognize approximately $14,500,000 of income. The combined assets and liabilities of the properties are $13,400,000 and $15,700,000, respectively, at December 31, 1995. The book value of the Company's investments in these properties was $454,000 at December 31, 1995.

     The following table summarizes IGC's investment in residential rental partnerships accounted for using the equity method of accounting:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1995      1994
                                                             ------    ------
                                                              (In thousands)
Long-term receivables, net of deferred income of $3,414
  and $3,778 at December 31, 1995 and 1994, respectively     $ 3,331   $ 3,368
Investment in partnerships                                     7,591     6,608
                                                             -------   -------
                                                             $10,922   $ 9,976
                                                             =======   =======

     For the years ended December 31, 1995, 1994 and 1993, IGC recognized $1,610,000, $4,250,000 and $1,668,000, respectively, of equity in earnings from these investments. In January and March of 1994, the Company collected approximately $7.4 million of funds from partnerships in Puerto Rico which refinanced seven apartment projects. These receipts represented the collection of long-term receivables and distributions. In addition, the Company recognized the remaining unamortized sponsor and developer fees of $555,000 from the apartment projects that were refinanced.

     The combined condensed statements of income and the combined condensed statements of cash flows for the years ended December 31, 1995, 1994 and 1993, and the combined condensed balance sheets as of December 31, 1995 and 1994 are shown below for the partnerships owning residential rental properties:

                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                         1995 (1)      1994 (1)     1993 (1)
                                       ------------  -----------  -----------
                                                   (In thousands)

Revenues                                  $40,835      $41,066      $44,767
                                          -------      -------      -------
Operating expenses
  Depreciation                              6,540        6,276        6,011
  Other                                    33,449       33,437       37,303
                                          -------      -------      -------
                                           39,989       39,713       43,314
                                          -------      -------      -------
Net income                                $   846      $ 1,353      $ 1,453
                                          =======      =======      =======

     (1) The income and expenses of Fox Chase and New Forest after August 20, 1993 and the income and expenses of Lancaster are excluded from these statements. The income and expenses for these partnerships were $2,068,000 and $2,176,000, respectively, for the 1993 periods, $4,430,000 and $5,050,000, respectively, for the year ended December 31, 1994, and $4,642,000 and $5,025,000, respectively, for the year ended December 31, 1995. The operations of these partnerships are consolidated in the Company's consolidated statements of income for the period August 20, 1993 through December 31, 1993 and for the years ended December 31, 1995 and 1994.

                             HOUSING PARTNERSHIPS'
                       COMBINED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S
                                                            DECEMBER 31,
                                                    --------------------------
                                                     1995 (1)        1994 (1)
                                                    ----------      ----------
                                                           (In thousands)

Rental apartments, at cost                           $239,911        $238,969
Accumulated depreciation                             (100,861)        (95,126)
                                                     --------        --------
                                                      139,050         143,843
                                                     --------        --------
Restricted cash and marketable securities:
  Residual receipt accounts                             6,783           6,286
  Replacement reserves and escrows                      9,258          10,209
                                                     --------        --------
    Total restricted cash and marketable securities    16,041          16,495

Cash and certificates of deposit                        5,766           4,261
                                                     --------        --------
    Total cash and marketable securities               21,807          20,756
                                                     --------        --------
Other assets                                            4,583           4,826
                                                     --------        --------
    Total assets                                     $165,440        $169,425
                                                     ========        ========

                       LIABILITIES AND PARTNERS' CAPITAL
                                                            DECEMBER 31,
                                                    --------------------------
                                                     1995 (1)        1994 (1)
                                                    ----------      ----------
                                                           (In thousands)

Non-recourse mortgage notes and accrued interest     $169,161        $172,561
Loans and interest payable to the Company               8,667           8,640
Other liabilities                                      15,080          14,331
                                                     --------        --------
    Total liabilities                                 192,908         195,532
                                                     --------        --------
Partners' capital
  Capital contributions, net of distributions          (2,839)           (514)
  Accumulated deficit                                 (24,629)        (25,593)
                                                     --------        --------
    Total partners' capital                           (27,468)        (26,107)
                                                     --------        --------
    Total liabilities and partners' capital          $165,440        $169,425
                                                     ========        ========

     (1) The assets, liabilities and partners' capital of Lancaster, Fox Chase and New Forest at December 31, 1995 and 1994 are excluded as they are consolidated in the Company's December 31, 1995 and 1994 financial statements. The total assets and liabilities of these entities were $22,564,000 and $26,177,000, respectively, at December 31, 1995, and
          $23,153,000 and $26,180,000, respectively, at December 31, 1994.

                              HOUSING PARTNERSHIPS'
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                         1995 (2)     1994 (2)     1993 (1)
                                       ------------  -----------  -----------
                                                   (In thousands)

Revenues                                  $40,835      $41,066      $44,767
                                          -------      -------      -------
Cash expenditures
  Total expenses                           39,989       39,713       43,314
  Less - Depreciation                      (6,540)      (6,276)      (6,011)
         Other non-cash expenses             (375)        (470)        (706)
                                          -------      -------      -------
                                           33,074       32,967       36,597
  Mortgage principal and capital
    additions                               4,121        3,696        2,232
                                          -------      -------      -------
      Total cash expenditures              37,195       36,663       38,829
                                          -------      -------      -------
Cash flow before distributions            $ 3,640      $ 4,403      $ 5,938
                                          =======      =======      =======

     (1) The cash flow activity for Lancaster during the period January 1, 1993 to December 31, 1993 and for Fox Chase and New Forest from August 20, 1993 to December 31, 1993 are excluded from these statements. These activities are reflected on IGC's Consolidated Statement of Cash Flows for the year ended December 31, 1993.

     (2) Excludes the cash flow activity for Lancaster, Fox Chase and New Forest for the years ended December 31, 1995 and 1994. This activity is reflected in IGC's Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994.


     The FHA, Puerto Rico Housing Finance Corporation ("PRHFC"), State and District of Columbia housing agencies and the partnership agreements require that the accumulation of cash in the partnerships be sufficient to liquidate all current liabilities before distributions to partners are permitted. Most of the partnership agreements provide that IGC as general partner receive a zero to 5% interest in profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations.

     During 1995, IGC received $73,085 in unauthorized distributions from Huntington Associates L.P. pursuant to a calculation error. The 1996 distribution was reduced accordingly.

(4)  OPERATIONS DISTRIBUTED TO UNITHOLDERS

     On February 6, 1995, IGC distributed to its unitholders its 99% limited partnership interest in Equus (the "Equus Distribution"). IGC and its wholly owned subsidiary, Equus Management Company ("EMC"), retained the 1% general partner interest and will continue to manage Equus. Certain directors and officers of EMC serve as officers and directors of IGMC. For a transitional period following completion of the Equus Distribution, IGC will provide certain administrative services and support to Equus pursuant to a Master Support and Services Agreement (the "Support Agreement"). Equus will reimburse IGC for costs incurred in providing these services.

     Originally formed in September 1993, Equus was restructured in 1994 as a limited partnership between IGC and EMC for the purpose of succeeding to substantially all of IGC's ownership interest in real estate assets employed in thoroughbred racing and related wagering businesses. Through a series of transactions during 1994, 1995 and 1996, Equus holds an 82% interest in HDA. HDA owns El Comandante Race Track ("El Comandante"), the only licensed thoroughbred racing facility in Puerto Rico, which it leases to El Comandante Operating Company, Inc. ("ECOC"), an unaffiliated Puerto Rico nonstock corporation. ECOC operates El Comandante at its expense and pays rent to HDA based primarily upon the greater of $7,500,000 or 25% of ECOC's share of wagering revenues. A director of IGMC and certain officers of IGC serve as a director and officers of ECOC.

     Equus retained its 100% ownership of the issued and outstanding stock of Virginia Jockey Club Inc., a Virginia corporation ("VJC"), which applied to the Virginia Racing Commission for licenses to own and operate a thoroughbred horse racing and wagering facility in Virginia (the "Virginia Licenses"). On October 12, 1994, the Virginia Racing Commission awarded the Virginia Licenses to an applicant other than VJC. VJC has appealed this decision. As a result of the Racing Commission's unfavorable decision, the Company wrote off $1.8 million of deferred project costs associated with VJC's application.

     As part of Equus' acquisition of interests in HDA, in 1994 HDA distributed to its partners, excluding HDAMC, approximately $13.3 million of notes receivable including interest from Land Development Associates S.E. ("LDA"), a partnership in which the Company holds an 80% ownership interest. IGC and IBC received $6.5 million and $4.1 million, respectively, of the notes distributed.

IGC recognized the portion which it received as revenue from investments in gaming properties and IBC contributed its portion to Equus, who reflected it as a capital contribution. Equus subsequently transferred its portion of the LDA notes receivable to IGC. IGC also recognized in 1994 as earnings from investments in gaming properties an additional $763,000 of cash distributions received in excess of the Company's basis in HDA. Earnings from investments in gaming properties recognized in 1993 were generally comprised of IGC's share of HDA's earnings and cash distributions received in excess of the Company's basis in HDA.

     Because IGC is the 1% general partner of Equus, it accounts for its investment on the equity method of accounting as of December 31, 1995. At December 31, 1994 and 1993, IGC's investment in Equus, including Equus' consolidated investment in VJC, was consolidated in the Company's financial statements, since IGC owned a majority interest in Equus during those periods. The Company's investment in HDA was accounted for under the equity method of accounting during 1994 and 1993 since the Company did not hold the controlling interest in HDA during those periods.

(5)  INTERSTATE WASTE TECHNOLOGIES, INC.

     IGC, engaged in the pre-development of municipal waste facilities, formed a wholly owned corporation, Interstate Waste Technologies, Inc. ("IWT"), to pursue contracts with municipalities regarding waste treatment. Three individuals representing IWT have filed for patent protection for a process which converts sludge into three useful and saleable products: methanol, sulfur and an aggregate material. An amended patent application was filed in October 1995 in response to additional information requests from the U.S. Patent Office. Comments by the U.S. Patent Office on the October 1995 amended patent application were received in February 1996. Issuance of patents is pending and there is no assurance that patents for such process will be issued.

     IWT's first project was a sludge reduction facility in Carteret, New Jersey for the Passaic Valley Sewerage Commissioners ("PVSC"). IWT located a site and entered into a contract with the Borough of Carteret to serve, for a fee, as a host community. However, on December 30, 1991, the Borough Council passed a resolution rescinding the Carteret Mayor's authority to enter into the agreement. IWT commenced legal action seeking a declaratory judgment that the contract was valid and enforceable. In February 1993, the contract was ruled valid and enforceable. In May 1994, IWT accepted a cash settlement of $750,000 from the Borough of Carteret and its insurers which was recorded as a recovery of deferred costs. The attempt to invalidate the contract and the lawsuit has required IWT to discontinue its plans to develop the Carteret project.

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

     In March 1995, IWT submitted a Proposal for Solid Waste Recycling Services to the Solid Waste Management Authority of the Commonwealth of Puerto Rico.
The proposed facility is a 2,640 ton per day plant, using a demonstrated solid waste processing technology developed in Europe. Continuing discussions with representatives of the government of Puerto Rico have led to the development of a draft Letter of Intent.

     During 1993, as a result of the legal action discussed above and its decision to abandon another site, IGC reserved approximately $1,000,000 against the investment. At December 31, 1995 and 1994, deferred costs regarding waste technology, net of reserves, were $2,364,000 and $1,798,000, respectively.

(6)  FEES FROM SALE OF CABLE TELEVISION SYSTEM

     IGC is a general and a limited partner in a partnership that owned a cable television system serving Charles County, Maryland. The assets of this partnership were sold on January 6, 1988. IGC earned fees of $207,000, $345,000 and $508,000 during the years ended December 31, 1995, 1994 and 1993, respectively. IGC is entitled to receive certain fees over the next four years. These fees are generally earned as collected and are comprised of the following:

          Consulting services for a period of five years, 1988 through 1993, at $250,000 per year with no remaining balance due at December 31, 1995. Services for this fee included rendering advice and consultation regarding operations and marketing.

          Non-compete fees for a period of 10 years at $115,000 per year with a remaining balance at December 31, 1995 of $230,000.

          Construction management fees and payment for easements in St. Charles, Maryland of $3,660,000 based on payments of $732 per dwelling unit for the first 5,000 dwelling units where cable is placed, and limited to a 12-year period that began January 6, 1988. The remaining balance to which IGC is entitled at December 31, 1995 is $1,866,000. However, based on recent historical building rates, the Company anticipates only moderate growth over the remaining life of the contract, which could reduce the construction management fees received. The Company expects $1,107,000 of construction management fees will be earned prior to the expiration of the contract.

These fees are pledged as security for a loan with Citibank.

(7)  DEBT

     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC at December 31, 1995 and 1994:


                                           Stated    Outstanding  Balance at:
                              Maturity    Interest   December 31, December 31,
Description by Lender           Date        Rate*       1995          1994
- -------------------------  -------------- --------  ------------- ------------
                                                          (In thousands)
Non-recourse debt:
  Community Development    12-29-24 to    6.85%-9.875%   $22,650      $22,771
    Administration (1)     10-01-28
  Supra & Co. (8)          08-02-09       P + 1.5%         2,034        4,268
                                                         -------      -------
      Total non-recourse                                  24,684       27,039
                                                         -------      -------
Recourse debt:
  Citibank (6,12)          Demand         (9)              1,334        1,559
  NationsBank              03-31-96       P + 1%-1.5%     10,725       13,473
    (2,4,11,12,14)
  Washington Savings       From 06-06-96  8%-10%             682        1,153
    (2,3,11)               to 12-27-96
  Riggs National Bank (2)  06-15-96       P + 1.5%         1,205           --
  1st National Bank of     09-14-96 to    P + 1.5%-10.25%    765          580
    St. Mary's (2,3,13)    12-29-97
  Signet Bank (2,3,10)     09-01-96       P + 1.5%         3,325        6,533
  FDIC (2,4,11)            09-30-96       P + 1%           6,546        8,995
  Virginia First           11-16-96       P + 1.5%           339          484
    Savings (3)
  Wachovia Bank & Trust    11-30-96 to    P + .5%-1%         227          428
    (2,3,11)               04-26-00
  Purchase money           10-28-97       10%              1,000        2,081
    mortgage (2)
  FirstBank (2,12)         12-31-97       P + 1.5%        17,370           --
  Banco Central
    Hispano (2)            Paid           8.57%               --        5,175
  Banco Popular (2,7,12)   12-05-98       P + 1.5%         4,000           --
  General (5)              From 10-26-96  7.4%-11.5%         566          527
                           to 05-16-00
  Citibank (2,12)          05-05-96       Eurodollar       2,361           --
                                          + 2.5%
                                                         -------      -------
      Total recourse                                      50,445       40,988
                                                         -------      -------
      Total debt                                         $75,129      $68,027
                                                         =======      =======

                                  *P = Prime

Balance Sheet Classification
- ----------------------------

Mortgages and notes payable - Recourse debt              $   301      $   370
Related to community development -
  Recourse debt                                           47,841       36,661
  Non-recourse debt                                        2,034        4,268
Related to homebuilding projects - Recourse debt             981        2,398
Related to investment properties -
  Recourse debt                                            1,322        1,559
  Non-recourse debt                                       22,650       22,771
                                                         -------      -------
      Total debt                                         $75,129      $68,027
                                                         =======      =======

 (1) Collateralized by apartment projects and secured by FHA or the Maryland Housing Fund.
 (2)  Collateralized by community development assets.
 (3)  Collateralized by homebuilding assets.
 (4)  Collateralized by investment in residential rental partnerships.
 (5)  Collateralized by other assets.
 (6)  Collateralized by letter of credit.
 (7)  Collateralized by a secondary interest in Equus Units owned by IBC.
 (8)  Minority partner in Puerto Rico land development subsidiary.
 (9) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 7.05% and 6.70% at December 31, 1995 and December 31, 1994, respectively.
(10) As a result of the wetlands litigation verdict, the financial institution issued a notice of default. In addition, the Company had not met a March 1, 1996 mandatory principal curtailment, which was subsequently paid.
(11) These loans contain certain covenants requiring the Company to remain in compliance with applicable laws. Unless reversed on appeal, the wetlands litigation verdict would result in a default of these covenants.
(12) These loans contain cross default provisions that could be triggered by the events of default resulting from the wetlands litigation verdict.
(13) These loans contain a provision allowing the financial institution to call the loan if there has been a material adverse change in the Company's financial condition.
(14) A March 31, 1996 principal payment was not met. The funds are available and the payment is expected to be made in April.

Information regarding short-term borrowings is summarized as follows:

                                            1995         1994        1993
                                       ------------  -----------  -----------
                                                   (In thousands)
Principal outstanding
  At year end                             $49,233      $25,659      $39,347
  Weighted average during the year        $32,298      $26,092      $35,338
  Maximum during the year                 $58,728      $50,062      $53,840
Interest
  Weighted average rate at year end          9.69%        9.63%        7.20%
  Weighted average rate during the year      9.86%        8.66%        7.12%

Debt matures as follows based upon renewal or expiration date:

                                                           December 31,
                                                               1995
                                                          --------------
                                                          (In thousands)
     Year of maturity:
       1996                                                    $49,233
       1997                                                      1,241
       1998                                                        171
       1999                                                        180
       2000 and thereafter                                      24,304
                                                               -------
                                                               $75,129
                                                               =======

(8)  COMMITMENTS AND CONTINGENCIES

     IGC is guarantor of letters of credit of $4,569,000, on behalf of Chastleton Apartments Associates L.P. ("Chastleton") (see Note 9), and $2,432,000 for completion guarantees regarding land, homebuilding and investment property development. The letters of credit related to Chastleton serves as collateral for public and private borrowing arrangements undertaken by Chastleton. Likewise, the letters of credit related to the land, homebuilding and investment property development serve as collateral for IGC's performance guarantee and support borrowing arrangements.

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

     The National Association of Home Builders has issued a warning that certain fire-retardant treated plywood commonly used in the roof construction of multi-family homes may contain a product defect causing accelerated deterioration of the plywood. Since 1991, the homeowners association of four projects that IGC had built notified IGC of roof problems that they suspected were related to such fire-retardant plywood. IGC has completed the replacement of roofs at one project of 60 units and at another project of 203 units. IGC is reviewing its records and inspecting the plywood that had been used in the construction of other IGC projects to determine the nature of the plywood treatment and the extent of such use. IGC believes that if the plywood used in any of its projects had been defectively treated, then the liability for repair or replacement rests primarily with the insurance company, manufacturer or the provider of the chemical treatment and others involved in the manufacturing process.

(9)  RELATED PARTY TRANSACTIONS

     James J. Wilson, Chief Executive Officer of the Company, has an ownership interest in various entities to which IGC provides management services. These entities and their relationships to IGC are as follows:

                                     IBC or Affiliate           IGC
                                   --------------------  --------------------
                                            Limited               Limited
                                            and Limited           and Limited
                                   General  Liability    General  Liability
                                   Partner  Partner      Partner  Partner
                                   -------  -----------  -------  -----------

Chastleton                          .99%          --       .01%         --
Coachman's Limited Partnership
  ("Coachman's")                      1%         49%         1%        49%
Santa Maria Associates,
  S.E. ("Santa Maria")                --         99%         --         1%
El Monte Properties, S.E.
  ("El Monte")                        --         99%         --         1%
G.L. Limited Partnership
  ("Rolling Hills")                   1%         49%         --         --
Village Lake Associates
  Limited Partnership
  ("Village Lake")                   99%          1%         --         --
Capital Park Associates
  ("Capital Park")                   (a)          --         --         --
Smallwood Village Associates,
  Limited Partnership ("SVA")         1%         51%         --         --
Smallwood Village Office
  Building Associates Limited
  Partnership ("SVOBA")              25%          --         --         --
IBC, General Partner of IGC (b)       --          --         --         --
Equus (c)                             --         32%         1%         --


     (a) An affiliate of IBC holds notes receivable that are secured by the existing general partners' interest in the partnership.
     (b) IBC, controlled by James J. Wilson, is entitled to representation on IGMC's board of directors. James J. Wilson and two members of his immediate family are currently providing this representation.
     (c) EMC is the managing general partner of Equus. James J. Wilson resigned from EMC's board of directors and as Chief Executive Officer of Equus during March 1996. Two members of his immediate family represent IBC on EMC's board of directors.

     Transactions between the above entities and IGC are described in the following tables. The maximum aggregate outstanding balance due from these entities at any one time during 1995 and 1994 was $1,503,000 and $2,636,000, respectively.

                            REVENUE FOR THE YEAR ENDED DECEMBER 31, 1995
                                          (In thousands)
                     ---------------------------------------------------------
                                Income Earned
                     -----------------------------------
                     Management Developer                Adjustment
                        Fees     Fees (a) Interest Total to Reserve Collected
                     ---------- --------- -------- ----- ---------- ----------

Chastleton (b,d)      $   73      $--      $ --  $   73     $ (71)   $    2
Coachman's (b)            26       --        23      49       279       328
Santa Maria               67       --        --      67        --        67
El Monte                 100       --        --     100        --       100
Rolling Hills (c,k)       83       --        --      83       352       435
Village Lake (b)          25       --        --      25        26        51
Capital Park             239       --        --     239        --       239
SVA                       55       --        --      55         3        58
SVOBA                      6       --        --       6        --         6
IBC                       30       --        33      63        --        63
                      ------      ---      ----  ------     -----    ------
                      $  704      $--      $ 56  $  760     $ 589    $1,349
                      ======      ===      ====  ======     =====    ======



                              RECEIVABLES AT DECEMBER 31, 1995
                                       (In thousands)
                --------------------------------------------------------------
                           Outstanding Balance
                ---------------------------------------------
                                 Working
                Manage-          Capital Land/
                ment   Developer Loans   Asset                          Book
                Fees    Fees (a)  (e)    Sales Interest Total Reserved Balance
                ------ --------- ------- ----- -------- ----- -------- -------

Chastleton (h)  $347     $--     $ 33    $ --    $ --  $  380  $(347)   $ 33
Coachman's (f)    19      --      117      --      18     154    (37)    117
Santa Maria       --      --       --      --      --      --     --      --
El Monte          28      --       --      --      --      28     --      28
Rolling
  Hills (k)      280      --        3      --      --     283     --     283
Village Lake      49      --        2      --      --      51     --      51
Capital Park      24      --        4      --      --      28     --      28
SVA                4      --        1      --      --       5     --       5
SVOBA             --      --       --      --      --      --     --      --
IBC (i,j)          3      --        8     302      33     346     --     346
Equus (l)         --      --      225      --      --     225     --     225
                ----     ---     ----    ----    ----  ------  -----  ------
                $754     $--     $393    $302    $ 51  $1,500  $(384) $1,116
                ====     ===     ====    ====    ====  ======  =====  ======

                          REVENUE FOR THE YEAR ENDED DECEMBER 31, 1994
                                        (In thousands)
                     -------------------------------------------------------
                                Income Earned
                     -----------------------------------
                     Management Developer                Adjustment
                        Fees     Fees (a) Interest Total to Reserve Collected
                     ---------- --------- -------- ----- ---------- ----------

Chastleton (b,d)        $ 75      $--      $ --    $ 75     $ (67)     $  8
Coachman's (b)            24       --        20      44       (44)       --
Santa Maria               60       --        --      60        --        60
El Monte                  99       --        --      99        --        99
Rolling Hills (c)        101       --        --     101       (53)       48
Village Lake (b)          18       --        --      18        68        86
Capital Park             282       --        --     282        --       282
SVA (g)                   55       --       154     209        --       209
SVOBA                     10       --        --      10        --        10
IBC                       28       --        26      54        --        54
                        ----      ---      ----    ----     -----      ----
                        $752      $--      $200    $952     $ (96)     $856
                        ====      ===      ====    ====     =====      ====



                              RECEIVABLES AT DECEMBER 31, 1994
                                       (In thousands)
                --------------------------------------------------------------
                           Outstanding Balance
                ---------------------------------------------
                                 Working
                Manage-          Capital Land/
                ment   Developer Loans   Asset                          Book
                Fees    Fees (a)  (e)    Sales Interest Total Reserved Balance
                ------ --------- ------- ----- -------- ----- -------- -------

Chastleton (h)  $277     $--     $ 30    $ --    $ --  $  307 $ (277)   $ 30
Coachman's (f)    93      --      211      --     160     464   (315)    149
Santa Maria        4      --       --      --      --       4     --       4
El Monte          13      --       --      --      --      13     --      13
Rolling Hills    352      --        3      --      --     355   (352)      3
Village Lake      26      --        1      --      --      27    (26)      1
Capital Park      18      --        7      --      --      25     --      25
SVA (g)            3      --       --      --      --       3     (3)     --
SVOBA              1      --       --      --      --       1     --       1
IBC (i,j)          2      --       --     302      --     304     --     304
                ----     ---     ----    ----    ----  ------  -----    ----
                $789     $--     $252    $302    $160  $1,503  $(973)   $530
                ====     ===     ====    ====    ====  ======  =====    ====

                          REVENUE FOR THE YEAR ENDED DECEMBER 31, 1993
                                        (In thousands)
                     -------------------------------------------------------
                                Income Earned
                     -----------------------------------
                     Management Developer                Adjustment
                        Fees     Fees (a) Interest Total to Reserve Collected
                     ---------- --------- -------- ----- ---------- ----------

Chastleton (b,d)        $ 70     $ --      $ --  $   70  $ (60)     $ 10
Coachman's (b)            22       --       141     163   (163)       --
Santa Maria               54       35        --      89     --        89
El Monte                  93      102        --     195     --       195
Rolling Hills (c)         90       --        --      90    (90)       --
Village Lake (b)           8       64        --      72    (64)        8
Capital Park             238       --        --     238     --       238
SVA (g)                   54       --       154     208   (158)       50
SVOBA                     10       --        --      10     --        10
IBC                       28       --        63      91    (27)       64
                        ----     ----      ----  ------  -----      ----
                        $667     $201      $358  $1,226  $(562)     $664
                        ====     ====      ====  ======  =====      ====


(a)  Includes developer and refinancing fees.
(b) The management fee was reduced from 5% to 2.5% until the project has positive cash flow and has paid all previously accrued management fees.
(c) The management fee was reduced from 4.5% to 2.5% until the project has positive operating cash flow and has paid all previously accrued management fees.
(d) Management agreed that it would defer all management fees until Chastleton had sufficient cash flow to fund operations and to subordinate 50% of its management fee until IBC has recovered its operating advances.
(e) Working capital loans include operating advances and reimbursements due for common expenses.
(f) IBC has the funding obligation for operating deficits. Since IGC equally shares the general and limited partnership interest with IBC, IGC funded a portion of the deficits.
(g) During 1990, in satisfaction of outstanding advances of $1.7 million due IGC from IBC, IBC transferred to IGC a $3.8 million note receivable due from SVA. The interest earned on this receivable is reflected above.
     This note was purchased back by IBC on December 30, 1994, as described below.
(h) IBC has the funding obligation for operating deficits. IGC, also a general partner, funded $69,000 of 1993 cash deficits, which was repaid to the Company during 1994. In early 1996, IGC, as general partner, funded $184,000 of cash deficits to be repaid by IBC during 1996.
(i) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.
(j) During 1989, IBC purchased 5.01 acres of commercial land. IGC accepted a note receivable for 80% of the $1,092,000 purchase price. The note is collateralized by IBC's ownership interest in Santa Maria and Village Lake. On December 23, 1994, Lakeside, a subsidiary of the Company, purchased the remaining 1.23 acres of this land from IBC for the development of rental units for senior citizens, for its appraised value of $440,000. Lakeside paid $88,000 to IBC and issued a note payable for the remaining $352,000. During the first quarter of 1995, IBC assigned the note receivable due from Lakeside to IGC in satisfaction of past due receivables from Coachman's. The collection of the majority of the Coachman's receivables had previously been questionable and $328,000 had been reserved. This transaction resulted in income recognition of these reserves during 1995. The Company collected the $352,000 receivable due from Lakeside during 1995.
(k) The performance of this project has improved and the project is now producing positive cash flow. During the first quarter of 1995, partial payments were made of past due management fees owed to the Company. The collection of the remaining receivable balance is now considered probable and reserves related to this receivable aggregating $335,000 were recognized as income during 1995.
(l) IGC provides certain administrative and operational support for Equus pursuant to the Support Agreement. The Company also is reimbursed for administrative support provided to Equus' subsidiaries. The amount charged to Equus pursuant to the Support Agreement was $254,000 for 1995. In addition, as general partner, IGC advanced funds as needed for working capital deficits. Prior to 1995, Equus' assets and liabilities and results of operations were reflected in the Company's consolidated financial statements.


     On December 30, 1994, as discussed in Note 3, IGC executed a purchase and sale agreement with IBC which provided for the transfer of 9.9% general partnership interests in New Forest and Fox Chase and 49.9% limited partnership interests in Terrace, Third Age, Palmer and Headen. IBC retained a 0.1% interest in Fox Chase and New Forest and a 1.1% interest in Terrace, Third Age, Palmer and Headen. As a result of this transaction, IGC became a 99.9% general partner in Fox Chase and New Forest and a 49.9% limited partner in Terrace, Third Age, Palmer and Headen. Fox Chase and New Forest continue to be consolidated by IGC. IGC's interests in Terrace, Third Age, Palmer and Headen are accounted for using the equity method at December 31, 1995 and 1994, since IGC does not control these entities. Because IBC and IGC are under common control, the partnership interests received by IGC were recorded at IBC's basis in the partnerships prior to the transfer. The $1.8 million charge to partner's capital represents the difference between IBC's basis in the partnership interests transferred and IGC's book basis for the receivables from IBC which were satisfied via this transaction.

     In addition to the support provided Equus pursuant to the Support Agreement, the Company provides management services and administrative support to Equus' subsidiaries, HDA, Galapagos and S & E, and its major tenant, ECOC. The administrative support is reimbursed as the services are rendered. The management agreement with HDA continues into December 2004. Upon closing of an HDA refinancing in December 1993, the management agreement was amended to reduce the management fee to an annual fee of $250,000, adjusted annually beginning in 1994 by the percentage increase in the Consumer Price Index ("CPI"). Prior to such amendment, IGC received a management fee equal to 5% of the HDA's rental income. The HDA management fees earned in 1995, 1994 and 1993 were $264,000, $257,000 and $593,000, respectively. Pursuant to an agreement with HDA's previous lender, collection of 50% of the fees earned from March 1992 to December 15, 1993 were deferred. IGC collected unpaid fees related to this provision of $499,000 from the proceeds of the 1993 HDA refinancing.

     Pursuant to a consulting agreement effective December 15, 1993, ECOC has retained as executive management three racing consultants employed by IGC.
ECOC reimburses all of IGC's payroll, bonus, fringe benefits and out-of-pocket expenses associated with the employment of the consultants, and reimburses IGC for other personnel who from time to time provide services to ECOC. Such reimbursements are subject to certain limitations on increases in reimbursable costs during the term of the consulting agreement. ECOC uses certain land owned by LDA for a sanitary landfill in connection with its operation of the El Comandante Race Track. LDA has authorized this use, but has reserved the right to terminate such use if it conflicts with future development by LDA. Jorge Colon Nevares, a director of IGMC, also serves as a director of ECOC and Thomas
B. Wilson, one of the IBC representatives on IGMC's board of directors, serves as ECOC's president.

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

     IGC's Puerto Rico executive office has been located in the Doral Building, owned by El Monte, since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $218,000, $228,000 and $206,000 in 1995, 1994 and 1993, respectively. All leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     IGC and affiliates lease office space from SVA, another of IBC's commercial properties in which IGC's principal executive offices are located. The lease was modified during 1995 which reduced the total square feet of office space leased by IGC and its affiliates from 23,400 square feet to 17,255 square feet at approximately $205,000 per year, subject to adjustment for inflation. The lease expires in the year 2001 and at IGC's request, IBC has the obligation to sublease the space for the remainder of the lease. In 1995, 1994 and 1993, IGC's annual rentals from its share of the leases are approximately $190,000, $190,000 and $181,000, respectively.

     American Family Homes, Inc., a wholly owned subsidiary of IGC, leased from IBC, 3,000 square feet of commercial space which was used for one of its sales centers. The lease expired on December 31, 1995. Rent expense associated with this lease was $39,000 and $13,000 in 1995 and 1994, respectively.

     In March 1995, IGC executed an agreement for the sale of a commercial parcel located in the Parque Escorial project in Puerto Rico to an entity controlled by Jorge Colon Nevares, a director of the Company's managing general partner, for use in its operations. The terms of the agreement provided for a purchase price of $3,453,000, of which $693,000 is payable in cash and the remainder by a mortgage note, collateralized by the land parcel. The terms of the note provide for interest at a rate of 10% per annum commencing at the completion of infrastructure. Payments of principal and interest of $27,000 are due monthly commencing May 1, 1995 with the balance of the note payable at maturity on April 1, 1998.

(10) PROFIT SHARING AND RETIREMENT PLANS

     IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, the union employees were added to the plan. Employees are eligible to participate in the

Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan and U.S. Social Security Plan for eligible employees were equal to 11.65% of basic salaries and wages for 1995, 1994 and 1993 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries which exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $150,000, $150,000 and $236,000, for 1995, 1994 and 1993, respectively, were excluded from the calculation of contributions. Payments are also made to the Retirement Plan from IGC contributions to a profit sharing plan, as described below, and from voluntary contributions by employees.

     In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 1995, 1994 or 1993.

(11) UNIT OPTIONS, WARRANTS AND APPRECIATION RIGHTS

     IGC maintains Unit option plans for Directors (the "Directors Plan") and employees (the "Employees Plan"). The Directors Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees Plan is for employees of IGC, including employees who are Directors of any general partner of IGC or of any affiliate of IGC. Activity during 1995 and 1994 is summarized below:

                                         Directors           Employees
                                         ---------     ----------------------
                                         Plan          Plan        Plan
                                         Exercise      Exercise    Exercise
                                         Price $4      Price $4    Price $2.49
                                         --------      --------    -----------
Options outstanding,
  December 31, 1993                       45,000       183,550             --
     Awarded                                  --            --             --
     Exercised                           (15,000)     (117,700)            --
     Cancelled                                --          (800)            --
                                         -------       -------       --------

Options outstanding,
  December 31, 1994                       30,000        65,050             --
     Awarded (1)                              --            --         12,600
     Exercised                           (30,000)      (11,450)            --
     Cancelled (1)                            --       (17,600)            --
                                         -------       -------       --------
Options outstanding,
  December 31, 1995                           --        36,000         12,600
                                         =======       =======       ========

     (1) As a result of the Equus Distribution, as further discussed in Note 4, the exercise price of options outstanding under the Directors and Employees Plans which were exercisable, but not exercised, prior to January 22, 1995 was reduced from $4.00 to $2.49. Such reduction was calculated based on the percentage decrease between the average closing price of the Company's Units as reported by the American Stock Exchange for the twenty trading days immediately preceding the ex-dividend date of February 7, 1995, and the twenty trading days immediately following the distribution date of February 6, 1995. The exercise price of options that were not exercisable until after

          January 22, 1995 was not adjusted. However, upon exercise, the holders of such options will receive one Equus Unit for every two IGC Units. The Equus Units so issued will not be registered under the federal securities laws and thus not be freely tradeable until three years following issuance. However, the Equus Units will be issued with certain "piggy-back" registration rights, pursuant to which Equus may be obligated to register the Equus units under the federal securities laws within three years from the Equus Distribution date.

     As of December 31, 1995, the dates that options become exercisable and the expiration dates are as follows:
                                                  Employees Options
                                       ----------------------------------------
                                        Expiring       Expiring       Expiring
                                         1-1-99         8-1-01         1-1-03
                                       ----------     ----------     ----------
Exercisable:
  As of December 31, 1995                12,600          8,000             --
  January 1, 1996                            --             --         10,000
  March 1, 1996                              --          8,000             --
  January 1, 1997                            --             --         10,000
                                         ------         ------         ------
                                         12,600         16,000         20,000
                                         ======         ======         ======


     In 1993, warrants to purchase 100,000 limited partnership Units were issued to an investment banking firm in connection with a "highly confident letter" relating to proposed VJC financing. The warrants had an exercise price of $5.30 per warrant and expire on September 30, 2003. The warrants were valued at $75,000. Subsequent to the Equus Distribution, the $5.30 exercise price of the warrants was reduced to $3.60, and the warrant holders were granted 50,000 limited partnership purchase warrants for Equus Units with an exercise price of $1.70.

     During 1994 and early 1995, IGC adopted amendments to the Directors and Employees Plans which provided for the issuance of Unit Appreciation Rights to directors and employees of the Company. Under the terms of the amended plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive upon exercise, an amount payable in cash, Class A Units of the Company, other property or some combination thereof, as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan (the "Committee"). The amount received upon exercise on or after January 20, 1995, is determined based on the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Unit Appreciation Right specified in the individual rights agreements. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning five trading days before the exercise date and ending on the 14th day after the exercise date. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to such date, the Company's market price still reflected the value of the Company's interest in Equus.

     During 1994, 363,800 Unit Appreciation Rights were awarded to employees of the Company and none were exercised or cancelled. During 1995, 2,000 rights were exercised, 140,000 rights were repriced, and none were exercised or cancelled. No Unit Appreciation Rights were exercised or cancelled during 1994. Compensation expense recognized by the Company in connection with such awards totalled approximately $264,000 in 1994. In 1995, however, $164,000 of the expense was recovered due to a decline in the market price of the Units.
No Unit Appreciation Rights have been issued in connection with the Director's Unit Incentive Plan.

     As of December 31, 1995, the dates that Unit Appreciation Rights become exercisable and their expiration dates are as follows:

                                              Rights Expiring
                             ------------------------------------------------
                             March 1,    May 15,    September 1,  October 18,
Units Exercisable at:          2004       2004          2004         2004
- ---------------------        --------    -------    ------------  -----------

  December 31, 1995                                                  12,000
  March 1, 1996               20,000
  May 15, 1996                            29,760
  September 1, 1996                                     8,000
  October 18, 1996                                                    7,000
  March 1, 1997               20,000
  May 15, 1997                            29,760
  September 1, 1997                                     8,000
  October 18, 1997                                                    7,000
  March 1, 1998               20,000
  May 15, 1998                            29,760
  September 1, 1998                                     8,000
  October 18, 1998                                                    7,000
  March 1, 1999               20,000
  May 15, 1999                            29,760
  September 1, 1999                                     8,000
  March 1, 2000               20,000
  March 1, 2001               20,000
                             -------     -------      -------       -------
                             120,000     119,040       32,000        33,000
                             =======     =======      =======       =======


     As of December 31, 1995, 155,000 IGC Units are reserved for issuance under the Director's Plan and 1,070,025 Units are reserved for issuance under the Employees' Plan.

(12) INCOME TAXES

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

     The provision for income taxes amounted to (95.8%), 34.6% and 10.4% of the income after minority interest and before taxes for the years ended December

31, 1995, 1994 and 1993, respectively. The primary reason for the differences between these rates and the statutory federal income tax rate is due to partnership income not being taxable at the entity level, noted as follows:

                                               December 31,
                            -------------------------------------------------
                                 1995              1994             1993
                            ---------------   --------------   --------------
                                     (In thousands, except amounts in %)

                                      % of             % of             % of
                            Amount   Income   Amount  Income   Amount  Income
                            ------   ------   ------  ------   ------  ------
Provision (benefit) for
  income taxes at the
  statutory Federal
  income tax rate           $1,812   31.5%   $5,039   49.6%    $2,501   39.3%
Reduction of (benefits)
  for partnership income
  not taxable to Company      (210)  (3.6%)  (1,110) (10.9%)   (1,756) (27.6%)
Other items                   (150)  (2.6%)    (418)  (4.1%)      (80)  (1.3%)
                            ------  ------   ------  ------   -------   -----
                            $1,452   25.3%   $3,511   34.6%   $   665   10.4%
                            ======  ======   ======  ======   =======   =====

The provision for income taxes consists of the following:

                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                            1995         1994        1993
                                       ------------  -----------  -----------
                                                   (In thousands)
Currently payable
  United States                            $   --       $   --         $ --
  Puerto Rico                                 723        2,025          390
Deferred                                      729        1,486          275
                                           ------       ------         ----
                                           $1,452       $3,511         $665
                                           ======       ======         ====

The components of deferred taxes payable include the following:
                                                          AT DECEMBER 31,
                                                     ------------------------
                                                         1995        1994
                                                     -----------  -----------
                                                           (In thousands)
Tax on amortization of deferred income related
  to long-term receivables from partnerships
  operating in Puerto Rico                              $2,135       $  531
Tax on equity in earnings of partnerships
  operating in Puerto Rico                                 562        1,342
Carryforward of Puerto Rico losses                          --           --
Changes in tax rates and other items                        --          602
Tax on land development costs capitalized for book
  purposes but deducted currently for tax purposes       1,924           --
Tax on interest income, payable when collected              83           --
                                                        ------       ------
                                                        $4,704       $2,475
                                                        ======       ======

The reconciliation between book income and taxable loss (excluding built-in gain allocable to Predecessors) is as follows:

                                               December 31,
                            -------------------------------------------------
                                 1995              1994             1993
                            ---------------   --------------   --------------
                                 (In thousands, except per Unit amounts)

                                      Per              Per              Per
                            Total     Unit    Total    Unit    Total    Unit
                            ------   ------   ------  ------   ------  ------

Net (loss) income
  per books                $(2,967)  $(.29)  $ 6,641  $  .66   $7,194   $ .71
Cumulative effect of
  change in accounting
  principle                     --      --        --      --   (1,500)   (.15)
Built-in gain allocable
  to Predecessors:
    Current                 (1,369)   (.13)   (1,747)   (.17)    (301)   (.03)
    Deferred                  (364)   (.04)     (323)   (.03)    (900)   (.09)
Difference in income or
  losses from subsidiary
  partnerships               1,141     .11    (9,828)   (.97)  (5,427)   (.53)
Losses from corporation
  subsidiaries not
  deductible by the
  partnership                2,002     .20     2,221     .22    1,418     .14
Capitalization of general
  and administrative
  expenses under the
  Uniform Capitalization
  Rules                        315     .03        18      --       49      --
Deferred income
  recognized currently
  for tax purposes             349     .03       417     .04    1,057     .10
Difference in cost of sales
  due to interest related to
  the acquisition of land,
  deducted for tax purposes    505     .05     1,663     .16   (1,347)   (.13)
Deferred income taxes          729     .07     1,486     .15      275     .03
Losses from restructuring     (245)   (.02)   (1,691)   (.17)  (1,409)   (.14)
Wetland litigation costs
  not deducted currently     2,000     .19        --      --       --      --
Other book to tax
  reconciling items, none
  of which is individually
  significant                 (650)   (.06)     (606)   (.06)    (607)   (.06)
                           -------   -----   -------   -----  -------   -----
Net taxable income (loss)
  per partnership
  federal return           $ 1,446     .14   $(1,749)  $(.17) $(1,498)  $(.15)
                           =======  ======   =======   =====  =======   =====

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

(13) QUARTERLY SUMMARY (UNAUDITED)

     IGC's quarterly results are summarized as follows:

                                         Year Ended December 31, 1995
                                ----------------------------------------------
                                  1st       2nd       3rd      4th   Total for
                                Quarter   Quarter   Quarter  Quarter   Year
                                -------   -------   -------  ------- ---------
                                    (In thousands, except per Unit amounts)

Revenues                        $10,931   $10,750   $ 7,296  $ 8,723  $37,700
Income (loss) before taxes
  and minority interest             976     1,137    (2,311)    (853)  (1,051)
Net income (loss)                   320     1,071    (2,498)  (1,860)  (2,967)
Per Unit:
  Net income (loss)                 .03       .10      (.24)    (.18)    (.29)

                                         Year Ended December 31, 1994
                                ----------------------------------------------
                                  1st       2nd       3rd      4th   Total for
                                Quarter   Quarter   Quarter  Quarter   Year
                                -------   -------   -------  ------- ---------
                                    (In thousands, except per Unit amounts)

Revenues                        $12,658   $22,723   $16,768  $11,373  $63,522
Income before taxes
  and minority interest           3,091     4,209     3,208      360   10,868
Net income (loss)                 2,093     1,672     3,065     (189)   6,641
Per Unit:
  Net income (loss)                 .21       .16       .30     (.02)     .66




(14) SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Depreciation and amortization expense of intangible assets, pre-operating costs and similar deferrals totalled $519,000, $388,000 and $358,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


                 INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Bannister Apartments       $     3,752    $      410   $     4,180 $      374
Garden Apartments
St. Charles, MD

Palmer Apartments                4,311           471         4,788        345
Garden Apartments
St. Charles, MD

Brookmont Apartments             2,379           162         2,677        209
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments     1,493           156         2,487         45
Garden Shared Housing
St. Charles, MD

Headen Apartments                4,909           205         4,765        930
Garden Apartments
St. Charles, MD

Huntington Apartments            7,762           350         8,513      1,492
Garden Apartments
St. Charles, MD

Crossland Apartments             2,209           350         2,697        247
Garden Apartments
St. Charles, MD

Terrace Apartments               5,100           497         5,377        455
Garden Apartments
St. Charles, MD

Lancaster Apartments             4,392           484         4,292        118
Garden Apartments
St. Charles, MD

Fox Chase Apartments             6,361           745         7,014         65
Garden Apartments
St. Charles, MD

New Forest Apartments           11,897         1,229        12,102        305
Garden Apartments
St. Charles, MD

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


           INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Coachman's Landing Apt.          5,912           572         6,421        (70)
Garden Apartments
St. Charles, MD

Chastleton Apartments           21,081         2,630        23,624      1,255
High Rise Apartments
Washington, D.C.

Essex Village Apts.             16,317         2,667        21,381        798
Garden Apartments
Richmond, VA

Alturas Del Senorial             3,316           345         4,185        105
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens                  9,621         1,153        12,050         90
Highrise/Garden Apts.
Bayamon, PR

De Diego                         6,973           601         6,718        194
Highrise Apts.
Rio Piedras, PR

Monserrate II                   11,275           731        11,172        175
Highrise Apts.
Carolina, PR

Santa Juana                      7,312           509         6,748        100
Highrise Apts.
Caguas, PR

Torre De Las Cumbres             5,742           466         5,954        111
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan              8,572           900        10,742        244
Highrise Apts.
Carolina, PR

Jardines De Caparra              5,139           546         5,719      1,000
Garden Apartments
Bayamon, PR

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


           INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Las Lomas                        1,835           344         2,715        302
Highrise Apts.
Guaynabo, PR

Monacillos Park                  4,399           473         5,720        928
Highrise Apts.
Guaynabo, PR

Monserrate I                     2,565           543        10,436        136
Highrise Apts.
Carolina, PR

Monte De Oro                       954           562         5,217        801
Highrise Apts.
Rio Piedras, PR

New Center                       1,020           589         5,702        272
Highrise Apts.
San Juan, PR

Piedras Americas                 4,086           550         5,474        507
Highrise Apts.
San Juan, PR

Rio Piedras                      4,269           571         4,778        496
Highrise Apts.
San Juan, PR

San Anton                        3,050           313         3,525        682
Highrise Apts.
Carolina, PR

Valle Del Sol                   11,131           992        14,017        114
Highrise Apts.
Bayamon, PR

Vistas Del Turabo                2,035           354         2,508        465
Highrise Apts.
Caguas, PR

Office Condo                       211             0           284          0
East Whitiland Township
Pennsylvania

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


           INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                                (In thousands)


                                                       Bldgs. &
                                                       Improve-    Subsequent
    Description            Encumbrances       Land     ments          Costs
- --------------------       ------------     --------   ----------- ----------

Fredericksburg, VA                 190           158            95          5
Model Park 1 Model

Raleigh, NC                          0             0            75          6
2 Models
                           -----------    ----------   ----------- ----------
Total Properties           $   191,570    $   21,628   $   234,152 $   13,301
                           ===========    ==========   =========== ==========

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


             TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Bannister Apartments       $      410   $     4,553  $     4,963   $    3,584
Garden Apartments
St. Charles, MD

Palmer Apartments                 471         5,133        5,604        3,881
Garden Apartments
St. Charles, MD

Brookmont Apartments              162         2,886        3,048        2,220
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments      156         2,533        2,689          109
Garden Shared Housing
St. Charles, MD

Headen Apartments                 205         5,694        5,899        3,819
Garden Apartments
St. Charles, MD

Huntington Apartments             350        10,006       10,356        4,797
Garden Apartments
St. Charles, MD

Crossland Apartments              350         2,945        3,295        1,816
Garden Apartments
St. Charles, MD

Terrace Apartments                497         5,832        6,329        4,387
Garden Apartments
St. Charles, MD

Lancaster Apartments              484         4,410        4,894        1,182
Garden Apartments
St. Charles, MD

Fox Chase Apartments              745         7,078        7,823        1,574
Garden Apartments
St. Charles, MD

New Forest Apartments           1,229        12,407       13,636        2,358
Garden Apartments
St. Charles, MD

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


       TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Coachman's Landing Apt.           572         6,351        6,923        1,036
Garden Apartments
St. Charles, MD

Chastleton Apartments           2,630        24,879       27,509        6,089
High Rise Apartments
Washington, D.C.

Essex Village Apts.             2,667        22,179       24,846       13,974
Garden Apartments
Richmond, VA

Alturas Del Senorial              345         4,290        4,635        1,759
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens                 1,153        12,141       13,294        4,441
Highrise/Garden Apts.
Bayamon, PR

De Diego                          601         6,913        7,514        2,777
Highrise Apts.
Rio Piedras, PR

Monserrate II                     731        11,347       12,078        4,548
Highrise Apts.
Carolina, PR

Santa Juana                       509         6,848        7,357        2,763
Highrise Apts.
Caguas, PR

Torre De Las Cumbres              466         6,065        6,531        2,475
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan               900        10,986       11,886        4,086
Highrise Apts.
Carolina, PR

Jardines De Caparra               546         6,719        7,265        2,704
Garden Apartments
Bayamon, PR

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


       TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Las Lomas                         344         3,016        3,360        1,695
Highrise Apts.
Guaynabo, PR

Monacillos Park                   473         6,647        7,120        3,662
Highrise Apts.
Guaynabo, PR

Monserrate I                      543        10,573       11,116        4,462
Highrise Apts.
Carolina, PR

Monte De Oro                      562         6,019        6,581        2,775
Highrise Apts.
Rio Piedras, PR

New Center                        589         5,974        6,563        2,711
Highrise Apts.
San Juan, PR

Piedras Americas                  550         5,982        6,532        3,430
Highrise Apts.
San Juan, PR

Rio Piedras                       571         5,274        5,845        4,208
Highrise Apts.
San Juan, PR

San Anton                         313         4,207        4,520        1,973
Highrise Apts.
Carolina, PR

Valle Del Sol                     992        14,131       15,123        4,544
Highrise Apts.
Bayamon, PR

Vistas Del Turabo                 354         2,971        3,325          976
Highrise Apts.
Caguas, PR

Office Condo                        0           284          284           50
East Whitiland Township
Pennsylvania

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


       TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                                (In thousands)



                                          Bldgs. &                Accumulated
    Description                Land     Improvements     Total    Depreciation
- --------------------           ----     ------------     -----    ------------

Fredericksburg, VA                158           100          258           19
Model Park 1 Model

Raleigh, NC                         0            81           81           16
2 Models
                           ----------   -----------  -----------   ----------
Total Properties           $   21,628   $   247,454  $   269,082   $  106,900
                           ==========   ===========  ===========   ==========




     NOTE TO TOTAL CAPITALIZED COSTS:

          THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES
          FOR U.S. AND P.R. PROPERTIES IS                            $231,092

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


              DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES



                                         Date
                                      Constructed
    Description                       or Acquired           Depreciable Life
- --------------------                  -----------          ------------------

Bannister Apartments                   11/30/76              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Palmer Apartments                       3/31/80              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Brookmont Apartments                    5/18/79              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Brookside Gardens Apartments           11/10/94              Bldg - 40 Yrs
Garden Shared Housing                 Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

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

Huntington Apartments                   10/7/80              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Crossland Apartments                    1/13/78              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Terrace Apartments                      11/1/79              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Lancaster Apartments                   12/31/85              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

Fox Chase Apartments                    3/31/87              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

New Forest Apartments                   6/28/88              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


        DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                         Date
                                      Constructed
    Description                       or Acquired         Depreciable Life
- --------------------                  -----------       ---------------------

Coachman's Landing Apt.                  9/5/89              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
St. Charles, MD

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

Santa Juana                              2/8/80              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Caguas, PR

Torre De Las Cumbres                    12/6/79              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Rio Piedras, PR

Colinas De San Juan                     3/20/81              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Carolina, PR

Jardines De Caparra                      4/1/80              Bldg - 40 Yrs
Garden Apartments                     Constructed          Bldg Equip - 5 Yrs
Bayamon, PR

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


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

San Anton                              12/10/74              Bldg - 40 Yrs
Highrise Apts.                         Acquired            Bldg Equip - 5 Yrs
Carolina, PR

Valle Del Sol                           3/15/83              Bldg - 40 Yrs
Highrise Apts.                        Constructed          Bldg Equip - 5 Yrs
Bayamon, PR

Vistas Del Turabo                      12/30/83              Bldg - 40 Yrs
Highrise Apts.                         Acquired            Bldg Equip - 5 Yrs
Caguas, PR

Office Condo                            5/14/90                 31.5 Yrs
East Whitiland Township                 Acquired
Pennsylvania

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


        DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                         Date
                                      Constructed
    Description                       or Acquired         Depreciable Life
- --------------------                  -----------       ---------------------

Fredericksburg, VA                      2/23/90            Bldg 5 - 40 Yrs
Model Park 1 Model                     Acquired

Raleigh, NC                             2/23/90            Bldg 5 - 40 Yrs
Model Park 2 Models                    Acquired

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995
                                (In thousands)



Real Estate at December 31, 1994                                  $   271,344




Additions for 1995:
          Improvements                                                  1,999
                                                                  -----------
Total Additions                                                         1,999
                                                                  -----------




Deductions for 1995:
          Dispositions                                                    917
          Other                                                         3,344
                                                                  -----------
Total Deductions                                                        4,261
                                                                  -----------



Real Estate at December 31, 1995                                  $   269,082
                                                                  ===========

                        INTERSTATE GENERAL COMPANY L.P.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995
                                (In thousands)



Accumulated depreciation at December 31, 1994                     $    86,572




Additions for 1995:
          Depreciation expense                                         21,125






Deductions for 1995:
          Dispositions                                                   (797)
                                                                  -----------





Accumulated depreciation at December 31, 1995                     $   106,900
                                                                  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the name, age and positions with IGC, Interstate General Management Corporation ("IGMC" or the "Managing General Partner") and Interstate Business Corporation ("IBC" or the "General Partner") of each director and executive officer of the Managing General Partner, and each executive officer and certain key employees of IGC.

                                                Positions with IGC, and
Name                          Age                   General Partners
- ----                          ---        -------------------------------------

James J. Wilson                62        Chairman and Chief Executive Officer
                                         of IGC; Chief Executive Officer and
                                         Director of Managing General Partner
                                         and Chairman and Director of IBC

Gregory G. Kreizenbeck         49        President and Chief Operating Officer
                                         of IGC; Director and President and
                                         Chief Operating Officer of Managing
                                         General Partner

Donald G. Blakeman             63        Executive Vice President of IGC;
                                         Director, Executive Vice President and
                                         Assistant Secretary of Managing
                                         General Partner

John E. Hans                   47        Senior Vice President and Chief
                                         Financial Officer of IGC; Director,
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary of Managing
                                         General Partner

Edwin L. Kelly                 54        Senior Vice President of IGC; Senior
                                         Vice President and Assistant Secretary
                                         of Managing General Partner

Jorge Colon-Nevares            60        Director of Managing General Partner

Joel H. Cowan                  59        Director of Managing General Partner

Francisco Arrivi Cros          48        Senior Vice President of IGC; Senior
                                         Vice President and Assistant Secretary
                                         of Managing General Partner

Donald L. Drew                 54        Senior Vice President of IGC

Paul A. Resnik                 48        Senior Vice President of IGC and
                                         Managing General Partner

Carlos R. Rodriguez            50        Vice President of IGC

Thomas B. Wilson               33        Director of Managing General Partner
                                         and Executive Vice President of IBC

Barbara A. Wilson              59        Director of Managing General Partner
                                         and Secretary/Treasurer of IBC

     Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of the Managing General Partner so long as IBC continues to be a General Partner. To the extent practicable, an additional one-third must be selected from among persons who are neither affiliates of IGC nor then existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors must be selected from among persons who are officers of IGC. Directors are elected annually in April by action of the directors then holding office. Messrs. Colon-Nevares and Cowan currently serve as the unaffiliated directors. Messrs. James J. and Thomas B. Wilson and Mrs. Barbara A. Wilson serve as the IBC director designates, and Messrs. Blakeman, Hans, and Kreizenbeck serve as the directors selected from among the executive officers of IGC. The unaffiliated directors do not constitute a majority of IGMC's Board of Directors.

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

     James J. Wilson became Chairman and Chief Executive Officer of IGC in April 1994. Prior to that time, he served as President and Chief Executive Officer of IGC. He has been President and Chairman of the Board of the Managing General Partner since its formation in 1986. He is the founder of IBC and its predecessor companies, and has served as Chairman of the Board, President and Chief Executive Officer of those companies since 1957. As stated in Item I of this document and the accompanying financial statements, Mr. Wilson was named in a litigation matter with the U.S. Army Corps of Engineers. On February 29, 1996, Mr. Wilson, along with IGC and SCA, was convicted on four felony counts of violating Section 404 (wetlands) of the U.S. Clean Water Act. Mr. Wilson intends to appeal the conviction. Sentencing is expected to occur in June 1996.

     Gregory G. Kreizenbeck has been President and Chief Operating Officer of IGC and Director since March 1994 and President and Chief Operating Officer of the Managing General Partner since December 1995. From 1990 to March 1994, he was founder and principal of The Kreizenbeck Group, a real estate consulting firm. From 1986 to 1990, he was President and Chief Executive Officer of Transcontinental Properties. From 1970 to 1986, he served in various management positions with J.A. Terteling & Sons, Inc., a San Francisco-based private investment firm, including President and Chief Executive Officer of Terteling Ventures, Inc. from 1984 to 1986. He is also a member of the advisory board of Findings, Inc., a New Hampshire-based jewelry manufacturer, sales and distribution company. Mr. Kreizenbeck is also a Director and Senior Vice President and Secretary of EMC, and Senior Vice President and Secretary of Equus.

     Donald G. Blakeman has been Executive Vice President of IGC and a Director and Executive Vice President of the Managing General Partner since their formation in 1986. He served as Secretary of the Managing General Partner from December 1990 to December 1995, when he was named Assistant Secretary. He was a Director of IBC and its predecessor companies from 1970 to 1990 and served in various executive positions in those companies since 1968. Mr. Blakeman was named President of Equus and of EMC in February 1996 and has served as a Director for EMC since its formation in 1994. Mr. Blakeman is also Director and President of El Comandante Capital Corp. ("ECCC"), a wholly owned subsidiary of HDA, and has served in such capacity since December 1993.

     John E. Hans has been Senior Vice President and Chief Financial Officer of IGC since September 1994. In December 1995, he was named Director, Senior Vice President, Chief Financial Officer and Secretary of the Managing General Partner. Previously, he served as Senior Vice President and Assistant Secretary of the Managing General Partner since September 1994. He is also a Director, Senior Vice President and Secretary/Treasurer of American Family Homes, and Director, Senior Vice President and Chief Financial Officer of both Equus and EMC. Prior to joining IGC, Mr. Hans served as Chief Operating and Chief Financial Officer of NB Engineering. Mr. Hans also was employed by Riggs National Bank of Washington, D.C. for 24 years, including three years as its Chief Financial Officer, Executive Vice President and a member of its Board of Directors.

     Edwin L. Kelly has been Senior Vice President and Treasurer of IGC and Senior Vice President of the Managing General Partner since their formation in 1986. He has served in various executive positions with IGC and its predecessor companies since 1974, including as a Director of the Managing General Partner from 1986 to 1995.

     Jorge Colon-Nevares has been a Director of the Managing General Partner since May 1989. He also serves as Director of El Comandante Operating Company ("ECOC"). Since 1978, he has been President and Chief Executive Officer of Wendco of Puerto Rico, Inc., the franchisee of Wendy's for Puerto Rico. He is an officer and Director of Multisystems Restaurants Inc. and Twenty First Century Restaurants Inc., the franchisee for Sizzler and T.G.I. Friday's in Puerto Rico. He is a Director of the Foundation for the University of Puerto Rico and Chairman of the Board of Trustees for Universidad Central del Caribe School of Medicine.

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

     Francisco Arrivi Cros has been Senior Vice President of IGC since October 1990 and Senior Vice President and Assistant Secretary of the Managing General Partner since February 1991. He also serves as Director, Senior Vice President and Assistant Secretary of EMC; Director, Vice President, Secretary and Treasurer of ECCC, and Vice President, Treasurer and Assistant Secretary of HDAMC. He was Vice President of the Chase Manhattan Bank N.A. in Puerto Rico from 1977 to September 1990, and manager of its Real Estate Finance Division from 1987 to 1990.

     Donald L. Drew has been Senior Vice President of IGC since February 1992. From 1987 to 1991, he was President of Ak-Sar-Ben Racetrack in Nebraska. He was President of Ladbroke North American Racing Operations from 1985 to 1987. Mr. Drew is also Senior Vice President of EMC and serves as one of its Directors.

     Paul A. Resnik has been Senior Vice President of IGC since February 1993 and Vice President of the Managing General Partner since January 1989. Previously, he served as Vice President of IGC since September 1987.

     Carlos R. Rodriguez has been Vice President of IGC since February 1989. From 1984 to 1989, he was Senior Vice President/Construction Manager of SORO Construction Control, Inc., a construction management company in Houston, Texas.

     Thomas B. Wilson was elected as a Director of the Managing General Partner in December 1995. He also serves as President of ECOC and Executive Vice President of IBC. Mr. Wilson is the son of Mr. James J. Wilson.

     Barbara A. Wilson was elected as a Director of the Managing General Partner in December 1995. She also serves as Director of EMC, Director and Secretary/Treasurer of IBC, and Director of HDA Management Corporation. Mrs. Wilson is the wife of Mr. James J. Wilson.

     Raymond L. Crace was named President and Chief Operating Officer of American Family Homes, Inc., a wholly-owned subsidiary of IGC, effective March 1996. Prior to joining IGC, Mr. Crace was the Virginia Area President of Patwil Homes, a subsidiary of Miles Homes. He also worked for Pulte Homes for 15 years where he served in a variety of capacities. He had his own business, Crace Communities, where he served as President for 7-1/2 years.

Late Filings

     Donald Drew filed one Form 4 disclosing the sale of 30,000 Units one day late in 1995.

ITEM 11. EXECUTIVE COMPENSATION

     The 1995, 1994 and 1993 compensation for the CEO and four most highly compensated officers are summarized on the following table:

                                                        Long-Term
                                                       Compensation
                                                       ------------
                             Annual Compensation          Awards
                     --------------------------------- ------------
                                                        Securities
                                               Other    Underlying
                                               Annual    Options/    All Other
   Name & Principal  Year  Salary   Bonus  Compensation    SAR's   Compensation
       Position              ($)      ($)      ($) (2)       #        ($) (1)
   ----------------  ----  -------  ------ ------------ ---------- ------------

1. James J. Wilson
   Chairman & CEO    1995  474,325       0          0            0       9,552
                     1994  440,240       0          0            0       9,576
                     1993  416,192       0          0            0      16,563

2. Donald Drew
   Senior VP         1995  347,200 169,942     30,000            0       9,552
                     1994  347,200  98,730     90,000            0       9,576
                     1993  340,200  34,288          0       50,000      16,563

3. Gregory G. Kreizenbeck
   President & COO   1995  287,700       0     33,308 (3)  140,000       9,552
                     1994  227,804       0          0      140,000           0

4. Donald G. Blakeman
   Exec VP &         1995  285,200       0          0            0       9,552
   Secretary         1994  263,200   6,000     14,000       46,500       9,576
                     1993  230,200  13,300          0        3,500      16,563

5. John E. Hans
   Senior VP & CFO   1995  190,200  10,000          0            0           0
                     1994   55,417       0          0       40,000           0

     (1)  Reflects IGC's contributions to Retirement Plan discussed below.
     (2) Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.
     (3) Represents perquisites and other personal benefits, consisting mostly of $29,556 for relocation expenses.


     Employment Agreements. Messrs. Wilson and Kreizenbeck entered into amended three year employment agreements with IGC commencing January 1, 1996. Mr. Wilson's agreement provides for a base salary of $473,000, to be modified annually, certain fringe benefits, and death or disability benefits. The agreement may be terminated without cause upon 90 days notice, and provides for a severance pay of base salary for the unexpired term of the contract. Mr. Kreizenbeck's agreement provides for a base salary of $287,500, to be modified annually, and certain fringe benefits. The agreement may be terminated without cause upon 90 days notice, and provides for a severance package of two years' base salary plus moving expenses unpaid by the subsequent employer. Mr. Drew entered into a five year employment agreement effective as of January 1, 1993 providing for an annual base salary of $340,000 and a bonus based on the amount of rent received by HDA from ECOC. ECOC has reimbursed the Company for Mr. Drew's compensation paid since July 1992. Mr. Drew's employment agreement further provides for the termination of his employment contract if the race track is sold. Mr. Blakeman entered into an employment agreement with IGC commencing as of December 31, 1986 for successive one year terms, provided that neither party can terminate the agreement without a 90 day written notice. Mr. Hans entered into an employment agreement with IGC commencing September 1, 1994 for successive one year terms, provided that neither party can terminate the agreement without a 60 day written notice. The agreement provides for a base salary of $190,000, to be modified annually, a one-time signing bonus of $10,000, certain fringe benefits, death or disability benefits, and a severance package of 90 days salary and benefits.

     Directors. Directors of the Managing General Partner who are neither affiliates of IBC nor existing officers or employees of the Company, any General Partner, or any of their affiliates, receive directors' fees established by the Board of Directors of the Managing General Partner. Messrs. Cowan and Colon-Nevares earned such directors fees during 1995.

     The outside directors of the managing general partner, IGMC, are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. In 1995, the director's fees and expenses totaled $62,000. Director fees for 1995 that are unpaid as of December 31, 1995 totaled $28,000.

     IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

     Stock Options and Stock Appreciation Rights. IGC's employees, including its directors and officers, are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options or Unit Appreciation Rights to employees and officers on the basis of their performance. The Unit Appreciation Rights entitle the holder to receive upon exercise, an amount payable in cash, Class A units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Unit Appreciation Right specified in the individual rights agreements. The 1995 activity under these plans for the CEO and four most highly compensated officers are summarized on the following tables:

                 UNIT APPRECIATION RIGHTS GRANTED DURING 1995

                                            Percent of
                                            Total Unit
                               Number of    Appreciation
                                  Unit      Rights Granted
                              Appreciation  to Employees     Base
                                 Rights        in 1995       Price  Expiration
                                Granted          (%)          ($)      Date
                              ------------  -------------    -----  ----------

James J. Wilson                         --          --          --          --
Donald Drew                             --          --          --          --
Gregory G. Kreizenbeck (1)         140,000        100%        6.33     3-01-04
Donald G. Blakeman                      --          --          --          --
John E. Hans                            --          --          --          --


                                    Potential Realizable Value at Assumed
                                    Annual Rate of Unit Price Appreciation
                                      for Unit Appreciation Rights Term
                                    --------------------------------------
                                        5%                          10%
                                       ($)                          ($)
                                    ---------                    ---------

James J. Wilson                            --                           --
Donald Drew                                --                           --
Gregory G. Kreizenbeck (1)            557,326                    1,412,375
Donald G. Blakeman                         --                           --
John E. Hans                               --                           --



     (1) On March 16, 1995, Mr. Kreizenbeck's Unit Appreciation Rights Agreement was amended and the base price of his rights was increased to $6.33. In January 1996 an additional amendment decreased the base price of his rights to $4.94.

         AGGREGATED OPTION/UNIT APPRECIATION RIGHTS EXERCISES IN 1995 AND DECEMBER 31, 1995 OPTION/UNIT APPRECIATION RIGHTS VALUES


                                                Number of
                                                Securities       Value of
                                                Underlying       Unexercised
                                                Unexercised      in-the-money
                                                Options          Options and
                                                and Unit         Unit
                                                Appreciation     Appreciation
                                                Rights at        Rights at
                                                December 31,     December 31,
                                                    1995             1995
                                                ------------------------------


                           Units       Value    Exercisable/     Exercisable/
                        Acquired On   Realized  Unexercisable    Unexercisable
      Name              Exercise (#)    ($)          (#)              ($)
- -------------------     ------------  --------  -------------   --------------


James J. Wilson                  --       --            --/--            --/--
Donald Drew                  10,000   30,000        --/20,000            --/--
Gregory G. Kreizenbeck(1)        --       --   20,000/120,000            --/--
Donald G. Blakeman               --       --     9,300/37,200     7,886/31,546
John E. Hans                     --       --     8,000/32,000        822/3,288


     (1) On March 16, 1995, Mr. Kreizenbeck's Unit Appreciation Rights Agreement was amended and the base price of his rights was increased to $6.33 from $4.00. In January, 1996 an additional amendment decreased the base price to $4.94.


     Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 1995, 1994 or 1993.

     Retirement Plan. IGC maintains a retirement plan (the "Retirement Plan") for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 1995, 1994 and 1993 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $150,000) that exceeded that wage base. Additional contributions to the Retirement Plan are made pursuant to the Profit Sharing Plan. Contributions to the Retirement Plan in 1995 on behalf of Messrs. Wilson, Drew, Kreizenbeck, Blakeman and Hans were $9,552, $9,552, $9,552, $9,552 and $0, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

      The following table sets forth certain information regarding the Units that were beneficially owned on February 29, 1996 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by named executive officer of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group. Except where noted, the address for the beneficial owner is 222 Smallwood Village Center, St. Charles, Maryland, 20602.

                                                  Beneficial Ownership (1)
                                                  ------------------------
                                                    Number of
Name of Beneficial Owner                            IGC Units      Percent
- ------------------------                          -------------    -------

James J. Wilson (2)                                 4,051,311       39.35

Donald Drew                                            10,000         .10

Gregory G. Kreizenbeck                                  7,000         .07

Donald G. Blakeman                                    377,389        3.67

John E. Hans                                               --          --

All executive officers of IGC
and directors of IGMC as a group
(13 persons) (3)                                    4,827,965       46.89

Bessemer Interstate Corporation                       522,208        5.07
245 Peachtree Center Avenue #804
Atlanta, GA  30303

Interstate Business Corporation                     3,327,894       32.32
222 Smallwood Village Center
St. Charles, MD  20602

Wilson Securities Corporation                       1,172,203       11.39
222 Smallwood Village Center
St. Charles, MD  20602

(1) The beneficial ownership of Units is determined on the basis of Units directly and indirectly owned by executive officers of IGC and directors of IGMC and Units to be issued to IGC officers under options which are exercisable within the next 60 days.

(2) Includes 2,360,915 IGC Units (22.93%) attributable to IBC shares held by Mr. Wilson and his wife, Barbara A. Wilson, as trustees of a voting trust. Also includes 518,093 IGC units (5.03%) attributable to IBC shares held by Mr. Wilson. The beneficiaries of the trust are Mr. Wilson and his children. The trust terminates on September 30, 1997, or upon the death of the trustees. Also includes 1,172,203 IGC Units (11.39%) held by Wilson Securities Corporation which is owned by another voting trust in which Mr. Wilson and his wife are trustees. The beneficiaries of this trust are Mr. Wilson and his children. The trust terminates on June 30, 1996 or upon the death of the trustees. Includes 30,579 and 100 Units directly held by Mr. Wilson and Mrs. Wilson, respectively. Does not include 1,280,971 IGC Units (12.44%) held by the children of Mr. Wilson or attributable to IBC shares held by the children.

(3) Includes IGC Units subject to options exercisable under the IGC Employees and Directors Plans of 26,000 Units for all thirteen executive officers of IGC and directors of IGMC as a group.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information responding to this item appears in Note 9 to the Company's Consolidated Financial Statements included in Item 8 of this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   Financial Statements

          The following financial statements of Interstate General Company L.P. are contained herein:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

               Consolidated Balance Sheets as of December 31, 1995 and 1994

               Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993

     2.   Financial Statement Schedules

          The following financial statements schedules are contained herein:

               Report of Independent Public Accountants

               Schedule XI -- Real Estate and Accumulated Depreciation

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

10.      Material Contracts

 (a)     Employment Agreement with James J. Wilson   Exhibit 10(a) to Form S-1

 (b)     Employment Agreement with                   Exhibit 10(b) to Form S-1
         Donald G. Blakeman

 (c)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Gregory G. Kreizenbeck                      for the quarter ended
                                                     March 31, 1994

 (d)     First Amendment to Employment Agreement     Exhibit 10(d) to 1994 10-K
         with Gregory G. Kreizenbeck

 (e)     Amended and Restated Employment Agreement   Filed herewith
         between Interstate General Properties L.P.
         and Gregory G. Kreizenbeck dated
         January 15, 1996

 (f)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         John E. Hans                                for the quarter ended
                                                     September 30, 1994

 (g)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Edwin L. Kelly                              for the quarter ended
                                                     June 30, 1994

 (h)     Amendment to Employment Agreement between   Exhibit 10(a) to Form 10-Q
         Interstate General Company L.P. and         for the quarter ended
         Edwin L. Kelly dated May 20, 1994           June 30, 1995

 (i)     Employment Agreement with                   Exhibit 10(e) to 1993 10-K
         Donald Drew

 (j)     Employment Agreement between Interstate     Filed herewith
         General Company L.P. and James J. Wilson dated January 15, 1996

 (k)     Indemnity Agreement among Interstate        Exhibit 10(f) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc. and each director and
         officer of Interstate General
         Management Corporation

 (l)     Unit Incentive Plan for Directors,          Exhibit 10(i) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

 (m)     Unit Incentive Plan for Employees,          Exhibit 10(j) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

 (n)     Amended and Restated Certificate and        Exhibit 10(11) to Form S-1
         Agreement of Limited Partnership of
         St. Charles Associates Limited
         Partnership dated March 14, 1985

 (o)     Amended and Restated Certificate and        Exhibit 10(j) to Form S-1
         Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated December 31, 1986

 (p)     Second Amended and Restated Certificate     Exhibit 10(kk) to Form S-1
         and Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (q)     Fourth Amendment to Second Amendment        Exhibit 10(lll) to
         and Restated Certificate and Agreement      1991 10-K
         of Interstate General Properties
         Limited Partnership S.P., dated
         June 29, 1981

 (r)     Fifth Amendment to Second Amendment and     Exhibit 10(mmm) to
         Restated Certificate and Agreement of       1991 10-K
         Interstate General Properties Limited
         Partnership S.P., dated June 29, 1981

 (s)     Third Amended and Restated Certificate      Exhibit 10(kk) to
         and Agreement of Limited Partnership of     1989 10-K
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (t)     Partnership agreement for Fox Chase         Exhibit 10(p) to Form S-1
         Apartments General Partnership as
         amended January 29, 1986

 (u)     Amendment to Partnership Agreement for      Exhibit 10(mm) to Form S-1
         Fox Chase Apartments General Partnership dated February 10, 1987

 (v)     Withdrawal, Mutual Release and              Exhibit 10(q) to 1993 10-K
         Indemnification Agreement and Amendment
         to Fox Chase General Partnership Agreement dated August 20, 1993

 (w)     Partnership agreement for Wakefield Third   Exhibit 10(r) to Form S-1
         Age Associates Limited Partnership dated
         July 1, 1985

 (x)     Partnership agreement for Wakefield         Exhibit 10(t) to Form S-1
         Terrace Associates Limited Partnership
         dated July 1, 1985

 (y)     Partnership agreement for Headen House      Exhibit 10(v) to Form S-1
         Associates Limited Partnership dated
         July 1, 1985

 (z)     Partnership agreement for Palmer            Exhibit 10(w) to Form S-1
         Apartments Associates Limited
         Partnership dated July 1, 1985

 (aa)    Partnership agreement for Chastleton        Exhibit 10(dd) to Form S-1
         Apartments Associates dated May 1, 1986

 (bb)    Partnership agreement for New Forest        Exhibit 10(ff) to Form S-1
         Apartments General Partnership dated
         November 18, 1986

 (cc)    First Amendment to the General              Exhibit 10(ii) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         February 24, 1987

 (dd)    Second Amendment to the General             Exhibit 10(hh) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         December 19, 1988

 (ee)    Withdrawal, Mutual Release and              Exhibit 10(z) to 1993 10-K
         Indemnification Agreement and Amendment
         to New Forest Apartments General
         Partnership Agreement dated
         August 20, 1993

 (ff)    Limited Partnership Agreement and           Exhibit 10(zz) to
         Amended and Restated Limited Partnership    1988 10-K
         Certificate of Coachman's Limited
         Partnership dated June 2, 1988

 (gg)    Management Services Agreements between      Exhibit 10(k) to Form S-1
         Interstate General Properties Limited
         Partnership and National General
         Corporation (3 separate agreements)

 (hh)    Property Management Agreement between       Exhibit 10(oo) to Form S-1
         National General Corporation and
         Interstate General Corporation and
         Interstate General Properties Limited
         Partnership as amended March 30, 1986

 (ii)    Property management agreement between       Exhibit 10(n) to Form S-1
         Smallwood Village Associates Limited
         Partnership and Interstate General
         Properties Limited Partnership as
         contained in the Smallwood Village
         Associates Limited Partnership Amended
         and Restated Certificate and Agreement
         of Limited Partnership dated July 1, 1985

 (jj)    Property management agreement between       Exhibit 10(o) to Form S-1
         Smallwood Village Office Building
         Associates Limited Partnership and
         Interstate General Properties and
         Interstate General Properties Limited
         Partnership as contained in the
         Smallwood Village Office Building
         Associates Amended and Restated Certificate and Agreement of Limited Partnership dated July 1, 1985

 (kk)    Management service agreement between        Exhibit 10(jj) to
         Interstate General Company L.P. and         1989 10-K
         Coachman's Limited Partnership dated
         May 2, 1988

 (ll)    Amendment to Management Service             Exhibit 10(hh) to
         Agreement between Interstate General        1993 10-K
         Company L.P. and Coachman's Limited
         Partnership dated January 1, 1993

 (mm)    Management Agreement by and between         Exhibit 10(zzzz) to
         Interstate Properties and Interstate        1992 10-K
         St. Charles, Inc. (El Monte), dated
         January 5, 1987

 (nn)    First Amendment to Management Agreement     Exhibit 10(aaaaa) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated January 4, 1988

 (oo)    Second Amendment to Management Agreement    Exhibit 10(bbbbb) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated December 31, 1992

 (pp)    Management Agreement by and between         Exhibit 10(ccccc) to
         Interstate General Properties and           1992 10-K
         Interstate St. Charles, Inc. (Santa Maria
         Shopping Center), dated January 5, 1987

 (qq)    First Amendment to Management Agreement     Exhibit 10(ddddd) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership and
         Interstate Business Corporation (Santa
         Maria Shopping Center), dated
         January 4, 1988

 (rr)    Second Amendment to Management Agreement    Exhibit 10(eeeee) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership S.E. and
         Interstate Business Corporation and
         Santa Maria Associates S.E., dated
         December 28, 1990

 (ss)    Two (2) Property management agreements      Exhibit 10(aa) to Form S-1
         between Interstate General Properties
         Limited Partnership and Capitol Park
         Associates as amended December 31, 1984

 (tt)    Lease for office space between Interstate   Exhibit 10(r) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated May 21, 1981

 (uu)    Lease for office space between Interstate   Exhibit 10(m) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated June 15, 1981

 (vv)    Lease Amendment to Lease for commercial     Exhibit 10(c) to Form 10-Q
         space between Smallwood Village Associates  for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated October 1, 1991

 (ww) Lease Amendment II to Lease for commercial Exhibit 10(d) to Form 10-Q space between Smallwood Village Associates for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (xx)    Store Lease between Interstate General      Exhibit 10(fff) to
         Business Corporation and Smallwood          1991 10-K
         Village Associates Limited Partnership
         dated April 1, 1988

 (yy)    Store Lease between Smallwood Village       Exhibit 10(e) to Form 10-Q
         Associates and Interstate General           for the quarter ended
         Company L.P. dated December 1, 1987         September 30, 1995

 (zz)    Lease Amendment to Store Lease between      Exhibit 10(f) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. dated       September 30, 1995
         February 1, 1989

 (aaa)   Lease Amendment II to Store Lease           Exhibit 10(g) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated December 1, 1992

 (bbb)   Lease Amendment III to Store Lease          Exhibit 10(h) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 30, 1994

 (ccc)   Lease Amendment IV to Store Lease           Exhibit 10(i) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (ddd)   Office Lease between Smallwood Village      Exhibit 10(a) to Form 10-Q
         Associates and Interstate General Company   for the quarter ended
         L.P. for Smallwood Village Center dated     September 30, 1995
         August 25, 1995

 (eee)   Amendment to Office Lease between           Exhibit 10(b) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. for         September 30, 1995
         Smallwood Village Center dated
         September 5, 1995

 (fff)   Lease Agreement between Interstate          Filed herewith
         Business Corporation and American Family
         Homes for Office Building dated
         June 28, 1994

 (ggg)   Fourth Amendment to Interstate General      Exhibit 10(yyyy) to
         Company L.P. Retirement Plan, dated         1992 10-K
         July 1, 1992

 (hhh)   Fifth Amendment to Interstate General       Exhibit 10(b) to Form 10-Q
         Company L.P. Retirement Plan dated          for the quarter ended
         June 5, 1995                                June 30, 1995

 (iii)   Agreement Regarding Partnership Interest    Exhibit 10(nn) to Form S-1
         in Chastleton Apartment Associates
         dated January, 1987

 (jjj)   Stockholders Agreement among Interstate     Exhibit 10(pp) to Form S-1
         and certain stockholders of Interstate
         St. Charles, Inc. dated as of
         December 1, 1986

 (kkk)   License Agreement between Interstate        Exhibit 10(qq) to Form S-1
         General Company L.P., Interstate
         General Business Corporation and
         Interstate St. Charles, Inc., dated
         as of December 31, 1986

 (lll)   Amendment to License Agreement between      Exhibit 10(rr) to Form S-1
         Interstate General Company L.P.,
         Interstate General Business Corporation
         and Interstate General Company L.P.,
         dated as of February 9, 1987

 (mmm)   Unitholders Agreement among Interstate      Exhibit 10(ss) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc., and Interstate
         Properties Trust dated as of
         February 9, 1987

 (nnn)   Agreement dated March 15, 1990 among        Exhibit 10(ddd) to
         Interstate General Company L.P.,            1990 10-K
         Interstate Business Corporation and
         Interstate General Properties

 (ooo)   Management service agreement between        Exhibit 10(ee) to Form S-1
         Interstate General Business Corporation     Amendment Exhibit 10(ee)
         and Chastleton Apartments Associates        to 1989 10-K
         as amended February 26, 1987

 (ppp)   Amendment to February 26, 1987              Exhibit 10(bbb) to
         Management Service Agreement between        1993 10-K
         Interstate General Business Corporation
         and Chastleton Apartment Associates
         dated January 1, 1993

 (qqq)   Property management agreement between       Exhibit 10(z) to Form S-1
         Interstate General Properties Limited       Amendment Exhibit 10(z) to
         Partnership and G.L. Limited Partnership    1989 10-K
         as amended September 30, 1985 and as
         amended March 1, 1989

 (rrr)   Amendment to Property Management            Exhibit 10(ddd) to
         Agreement between Interstate General        1993 10-K
         Properties Limited Partnership and
         G. L. Limited Partnership dated
         January 1, 1993

 (sss)   Second Amendment and Restatement of         Exhibit 10(eee) to
         Purchase Agreement by and between Land      1993 10-K
         Development Associates S.E. and Wal-Mart
         Puerto Rico, Inc., dated November 30, 1993

 (ttt)   Sale and Purchase Agreement between         Exhibit 10(hhhhh) to
         Interstate General Company L.P. and         1992 10-K
         K. Hovnanian at Montclair, Inc., dated
         September 30, 1992

 (uuu)   First Amendment to Sale and Purchase        Exhibit 10(ggg) to
         Agreement by and between Interstate         1993 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         October 16, 1992

 (vvv)   Second Amendment to Sale and Purchase       Exhibit 10(hhh) to
         Agreement by and between Interstate         1994 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         August 18, 1994

 (www)   Third Amendment to Sale and Purchase        Exhibit 10(iii) to
         Agreement by and between Interstate         1994 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         December 16, 1994

 (xxx)   Amended and Restated Lease Agreement        Exhibit 10.8 to the
         between Housing Development Associates      Registration Statement on
         S.E. and El Comandante Operating Company,   S-4 of El Comandante
         dated December 15, 1993                     Capital Corp. and Housing
                                                     Development Associates
                                                     S.E. Registration
                                                     # 33-75284 (the "S-4")

 (yyy)   Third Amended and Restated Partnership      Exhibit 3.3 to the S-4
         Agreement for Housing Development
         Associates, S.E. dated December 15, 1993

 (zzz)   Fourth Amended and Restated Partnership     Exhibit 10(b) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated July 21, 1994        June 30, 1994

(aaaa)   Fifth Amended and Restated Partnership      Exhibit 10(c) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated August 1, 1994       June 30, 1994

(bbbb)   Sixth Amended and Restated Partnership      Exhibit 2.2 to the Report
         Agreement of Housing Development            on Form 8-K of Equus
         Associates, S.E. dated March 8, 1995        Gaming Company L.P. dated
                                                     March 23, 1995,
                                                     File No. 000-25306
                                                     (the "Equus 8-K")

(cccc)   Seventh Amended and Restated Partnership    Exhibit 10.37 to the
         Agreement of Housing Development            Report on Form 10-K of
         Associates, S.E. dated February 7, 1996     Equus Gaming Company L.P.
                                                     dated April 1, 1996,
                                                     File No. 54-1719877

(dddd)   Conversion Agreement dated February 3,      Exhibit 2.3 to the
         1995 and First Amendment thereto dated      Equus 8-K
         March 6, 1995

(eeee)   Indenture dated December 15, 1993 among     Exhibit 4.1 to the S-4
         El Comandante Corp., Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico

(ffff)   Warrant Agreement between HDA Management    Exhibit 10.3 to the S-4
         Corporation, Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico as Warrant Agent dated
         December 15, 1993

(gggg)   Limited Partnership Agreement of Equus      Exhibit 10(d) to Form 10-Q
         Gaming Company L.P. dated August 1, 1994    for the quarter ended
                                                     June 30, 1994

(hhhh)   First Amendment to the Limited              Exhibit 10(e) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(iiii)   Second Amendment to the Limited             Exhibit 10(f) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(jjjj)   Third Amendment to the Limited              Exhibit 3.4 to
         Partnership Agreement of Equus Gaming       to Registration Statement
         Company L.P.                                on Form S-11 of Equus
                                                     Gaming Company L.P.
                                                     Registration # 33-82750
                                                     (the "Equus S-11")

(kkkk)   Amended and Restated Distribution           Exhibit 2.1 to the Equus
         Agreement dated November 22, 1994,          S-11
         between Equus Gaming Company L.P.
         (the "Company") and Interstate General
         Company L.P. ("IGC")

(llll)   Registration Rights Agreement with          Exhibit 10.4 to the S-4
         respect to the Warrants dated
         December 15, 1993, among HDAMC, HDA,
         Oppenheimer & Co., Inc. and The
         Argosy Securities Group L.P.

(mmmm)   Amended and Restated Management             Exhibit 10.6 to the S-4
         Agreement dated December 15, 1993,
         between Interstate General Properties
         Limited Partnership S.E. ("IGP") and
         HDA

(nnnn)   Master Support and Services Agreement       Exhibit 10.20 to the
         dated December 9, 1994, between IGC         Equus S-11
         and Equus Gaming Company L.P.

(oooo)   Consulting Agreement dated December 15,     Exhibit 10.21 to the
         1993, between El Comandante Operating       Equus S-11
         Company and Interstate General
         Properties Limited Partnership

(pppp)   First Supplemental Indenture dated          Exhibit 10.27 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(qqqq)   Second Supplemental Indenture dated         Exhibit 10.28 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(rrrr)   Amended and Restated Registration Rights    Exhibit 10.29 to the
         Agreement with Respect to the Warrants      Equus S-11
         dated December 12, 1994, among HDAMC,
         HDA, Oppenheimer & Co., Inc., the
         Argosy Securities Group L.P. and Equus
         Gaming Company L.P.

(ssss)   Agreement of Purchase and Sale between      Exhibit 10(dddd) to
         Interstate General Company L.P. and         1994 10-K
         Interstate Business Corporation dated
         December 30, 1994 for the Partnership
         Interests in:
              New Forest Apartments General Partnership
              Headen House Associates Limited Partnership
              Fox Chase Apartments General Partnership
              Palmer Apartments Associates
              Wakefield Terrace Associates
              Wakefield Third Age Associates

(tttt)   Agreement of Sale between Land Development  Exhibit 10(j) to Form 10-Q
         Associates S.E. and Twenty First Century    for the quarter ended
         Homes S.E. dated September 8, 1995          September 30, 1995

(uuuu)   Option Agreement between Land Development   Exhibit 10(k) to Form 10-Q
         Associates S.E. and Compri Caribe           for the quarter ended
         Hospitality Corp. dated March 31, 1995      September 30, 1995

(vvvv)   Amendment to Option Agreement between       Exhibit 10(l) to Form 10-Q
         Land Development Associates S.E. and        for the quarter ended
         Compri Caribe Hospitality Corp. dated       September 30, 1995
         November 13, 1995

(wwww)   Employment Agreement for Donald Drew        Exhibit 10(eeee) to
         dated December 14, 1993                     1994 10-K

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

                                     INTERSTATE GENERAL COMPANY L.P.

                                     By:  Interstate General Management
                                          Corporation
                                          Managing General Partner


Dated:  March 29, 1996               By:  /s/ James J. Wilson
      ---------------------               -----------------------------
                                          James J. Wilson
                                          Chairman and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                             Title                     Date
  ---------                   -------------------------          ------

/s/ James J. Wilson                                          March 29, 1996
- ----------------------        Chairman, Chief Executive      ---------------
James J. Wilson               Officer and Director

/s/ Gregory G. Kreizenbeck                                   March 29, 1996
- ----------------------        President, Chief Operating     ---------------
Gregory G. Kreizenbeck        Officer and Director

/s/ Donald G. Blakeman                                       March 29, 1996
- ----------------------        Executive Vice President       ---------------
Donald G. Blakeman            and Director

/s/ John E. Hans                                             March 28, 1996
- ----------------------        Senior Vice President,         ---------------
John E. Hans                  Chief Financial Officer
                              and Director

/s/ Jorge Colon-Nevares                                      March 29, 1996
- ----------------------        Director                       ---------------
Jorge Colon-Nevares

/s/ Joel H. Cowan                                            March 27, 1996
- ----------------------        Director                       ---------------
Joel H. Cowan

/s/  Thomas B. Wilson                                        March 29, 1996
- ----------------------        Director                       ---------------
Thomas B. Wilson

/s/ Barbara A. Wilson                                        March 27, 1996
- ----------------------        Director                       ---------------
Barbara A. Wilson

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

10.      Material Contracts

 (a)     Employment Agreement with James J. Wilson   Exhibit 10(a) to Form S-1

 (b)     Employment Agreement with                   Exhibit 10(b) to Form S-1
         Donald G. Blakeman

 (c)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Gregory G. Kreizenbeck                      for the quarter ended
                                                     March 31, 1994

 (d)     First Amendment to Employment Agreement     Exhibit 10(d) to 1994 10-K
         with Gregory G. Kreizenbeck

 (e)     Amended and Restated Employment Agreement   Filed herewith
         between Interstate General Properties L.P.
         and Gregory G. Kreizenbeck dated
         January 15, 1996

 (f)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         John E. Hans                                for the quarter ended
                                                     September 30, 1994

 (g)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Edwin L. Kelly                              for the quarter ended
                                                     June 30, 1994

 (h)     Amendment to Employment Agreement between   Exhibit 10(a) to Form 10-Q
         Interstate General Company L.P. and         for the quarter ended
         Edwin L. Kelly dated May 20, 1994           June 30, 1995

 (i)     Employment Agreement with                   Exhibit 10(e) to 1993 10-K
         Donald Drew

 (j)     Employment Agreement between Interstate     Filed herewith
         General Company L.P. and James J. Wilson dated January 15, 1996

 (k)     Indemnity Agreement among Interstate        Exhibit 10(f) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc. and each director and
         officer of Interstate General
         Management Corporation

 (l)     Unit Incentive Plan for Directors,          Exhibit 10(i) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

 (m)     Unit Incentive Plan for Employees,          Exhibit 10(j) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

 (n)     Amended and Restated Certificate and        Exhibit 10(11) to Form S-1
         Agreement of Limited Partnership of
         St. Charles Associates Limited
         Partnership dated March 14, 1985

 (o)     Amended and Restated Certificate and        Exhibit 10(j) to Form S-1
         Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated December 31, 1986

 (p)     Second Amended and Restated Certificate     Exhibit 10(kk) to Form S-1
         and Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (q)     Fourth Amendment to Second Amendment        Exhibit 10(lll) to
         and Restated Certificate and Agreement      1991 10-K
         of Interstate General Properties
         Limited Partnership S.P., dated
         June 29, 1981

 (r)     Fifth Amendment to Second Amendment and     Exhibit 10(mmm) to
         Restated Certificate and Agreement of       1991 10-K
         Interstate General Properties Limited
         Partnership S.P., dated June 29, 1981

 (s)     Third Amended and Restated Certificate      Exhibit 10(kk) to
         and Agreement of Limited Partnership of     1989 10-K
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (t)     Partnership agreement for Fox Chase         Exhibit 10(p) to Form S-1
         Apartments General Partnership as
         amended January 29, 1986

 (u)     Amendment to Partnership Agreement for      Exhibit 10(mm) to Form S-1
         Fox Chase Apartments General Partnership dated February 10, 1987

 (v)     Withdrawal, Mutual Release and              Exhibit 10(q) to 1993 10-K
         Indemnification Agreement and Amendment
         to Fox Chase General Partnership Agreement dated August 20, 1993

 (w)     Partnership agreement for Wakefield Third   Exhibit 10(r) to Form S-1
         Age Associates Limited Partnership dated
         July 1, 1985

 (x)     Partnership agreement for Wakefield         Exhibit 10(t) to Form S-1
         Terrace Associates Limited Partnership
         dated July 1, 1985

 (y)     Partnership agreement for Headen House      Exhibit 10(v) to Form S-1
         Associates Limited Partnership dated
         July 1, 1985

 (z)     Partnership agreement for Palmer            Exhibit 10(w) to Form S-1
         Apartments Associates Limited
         Partnership dated July 1, 1985

 (aa)    Partnership agreement for Chastleton        Exhibit 10(dd) to Form S-1
         Apartments Associates dated May 1, 1986

 (bb)    Partnership agreement for New Forest        Exhibit 10(ff) to Form S-1
         Apartments General Partnership dated
         November 18, 1986

 (cc)    First Amendment to the General              Exhibit 10(ii) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         February 24, 1987

 (dd)    Second Amendment to the General             Exhibit 10(hh) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         December 19, 1988

 (ee)    Withdrawal, Mutual Release and              Exhibit 10(z) to 1993 10-K
         Indemnification Agreement and Amendment
         to New Forest Apartments General
         Partnership Agreement dated
         August 20, 1993

 (ff)    Limited Partnership Agreement and           Exhibit 10(zz) to
         Amended and Restated Limited Partnership    1988 10-K
         Certificate of Coachman's Limited
         Partnership dated June 2, 1988

 (gg)    Management Services Agreements between      Exhibit 10(k) to Form S-1
         Interstate General Properties Limited
         Partnership and National General
         Corporation (3 separate agreements)

 (hh)    Property Management Agreement between       Exhibit 10(oo) to Form S-1
         National General Corporation and
         Interstate General Corporation and
         Interstate General Properties Limited
         Partnership as amended March 30, 1986

 (ii)    Property management agreement between       Exhibit 10(n) to Form S-1
         Smallwood Village Associates Limited
         Partnership and Interstate General
         Properties Limited Partnership as
         contained in the Smallwood Village
         Associates Limited Partnership Amended
         and Restated Certificate and Agreement
         of Limited Partnership dated July 1, 1985

 (jj)    Property management agreement between       Exhibit 10(o) to Form S-1
         Smallwood Village Office Building
         Associates Limited Partnership and
         Interstate General Properties and
         Interstate General Properties Limited
         Partnership as contained in the
         Smallwood Village Office Building
         Associates Amended and Restated Certificate and Agreement of Limited Partnership dated July 1, 1985

 (kk)    Management service agreement between        Exhibit 10(jj) to
         Interstate General Company L.P. and         1989 10-K
         Coachman's Limited Partnership dated
         May 2, 1988

 (ll)    Amendment to Management Service             Exhibit 10(hh) to
         Agreement between Interstate General        1993 10-K
         Company L.P. and Coachman's Limited
         Partnership dated January 1, 1993

 (mm)    Management Agreement by and between         Exhibit 10(zzzz) to
         Interstate Properties and Interstate        1992 10-K
         St. Charles, Inc. (El Monte), dated
         January 5, 1987

 (nn)    First Amendment to Management Agreement     Exhibit 10(aaaaa) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated January 4, 1988

 (oo)    Second Amendment to Management Agreement    Exhibit 10(bbbbb) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated December 31, 1992

 (pp)    Management Agreement by and between         Exhibit 10(ccccc) to
         Interstate General Properties and           1992 10-K
         Interstate St. Charles, Inc. (Santa Maria
         Shopping Center), dated January 5, 1987

 (qq)    First Amendment to Management Agreement     Exhibit 10(ddddd) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership and
         Interstate Business Corporation (Santa
         Maria Shopping Center), dated
         January 4, 1988

 (rr)    Second Amendment to Management Agreement    Exhibit 10(eeeee) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership S.E. and
         Interstate Business Corporation and
         Santa Maria Associates S.E., dated
         December 28, 1990

 (ss)    Two (2) Property management agreements      Exhibit 10(aa) to Form S-1
         between Interstate General Properties
         Limited Partnership and Capitol Park
         Associates as amended December 31, 1984

 (tt)    Lease for office space between Interstate   Exhibit 10(r) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated May 21, 1981

 (uu)    Lease for office space between Interstate   Exhibit 10(m) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated June 15, 1981

 (vv)    Lease Amendment to Lease for commercial     Exhibit 10(c) to Form 10-Q
         space between Smallwood Village Associates  for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated October 1, 1991

 (ww) Lease Amendment II to Lease for commercial Exhibit 10(d) to Form 10-Q space between Smallwood Village Associates for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (xx)    Store Lease between Interstate General      Exhibit 10(fff) to
         Business Corporation and Smallwood          1991 10-K
         Village Associates Limited Partnership
         dated April 1, 1988

 (yy)    Store Lease between Smallwood Village       Exhibit 10(e) to Form 10-Q
         Associates and Interstate General           for the quarter ended
         Company L.P. dated December 1, 1987         September 30, 1995

 (zz)    Lease Amendment to Store Lease between      Exhibit 10(f) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. dated       September 30, 1995
         February 1, 1989

 (aaa)   Lease Amendment II to Store Lease           Exhibit 10(g) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated December 1, 1992

 (bbb)   Lease Amendment III to Store Lease          Exhibit 10(h) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 30, 1994

 (ccc)   Lease Amendment IV to Store Lease           Exhibit 10(i) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (ddd)   Office Lease between Smallwood Village      Exhibit 10(a) to Form 10-Q
         Associates and Interstate General Company   for the quarter ended
         L.P. for Smallwood Village Center dated     September 30, 1995
         August 25, 1995

 (eee)   Amendment to Office Lease between           Exhibit 10(b) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. for         September 30, 1995
         Smallwood Village Center dated
         September 5, 1995

 (fff)   Lease Agreement between Interstate          Filed herewith
         Business Corporation and American Family
         Homes for Office Building dated
         June 28, 1994

 (ggg)   Fourth Amendment to Interstate General      Exhibit 10(yyyy) to
         Company L.P. Retirement Plan, dated         1992 10-K
         July 1, 1992

 (hhh)   Fifth Amendment to Interstate General       Exhibit 10(b) to Form 10-Q
         Company L.P. Retirement Plan dated          for the quarter ended
         June 5, 1995                                June 30, 1995

 (iii)   Agreement Regarding Partnership Interest    Exhibit 10(nn) to Form S-1
         in Chastleton Apartment Associates
         dated January, 1987

 (jjj)   Stockholders Agreement among Interstate     Exhibit 10(pp) to Form S-1
         and certain stockholders of Interstate
         St. Charles, Inc. dated as of
         December 1, 1986

 (kkk)   License Agreement between Interstate        Exhibit 10(qq) to Form S-1
         General Company L.P., Interstate
         General Business Corporation and
         Interstate St. Charles, Inc., dated
         as of December 31, 1986

 (lll)   Amendment to License Agreement between      Exhibit 10(rr) to Form S-1
         Interstate General Company L.P.,
         Interstate General Business Corporation
         and Interstate General Company L.P.,
         dated as of February 9, 1987

 (mmm)   Unitholders Agreement among Interstate      Exhibit 10(ss) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc., and Interstate
         Properties Trust dated as of
         February 9, 1987

 (nnn)   Agreement dated March 15, 1990 among        Exhibit 10(ddd) to
         Interstate General Company L.P.,            1990 10-K
         Interstate Business Corporation and
         Interstate General Properties

 (ooo)   Management service agreement between        Exhibit 10(ee) to Form S-1
         Interstate General Business Corporation     Amendment Exhibit 10(ee)
         and Chastleton Apartments Associates        to 1989 10-K
         as amended February 26, 1987

 (ppp)   Amendment to February 26, 1987              Exhibit 10(bbb) to
         Management Service Agreement between        1993 10-K
         Interstate General Business Corporation
         and Chastleton Apartment Associates
         dated January 1, 1993

 (qqq)   Property management agreement between       Exhibit 10(z) to Form S-1
         Interstate General Properties Limited       Amendment Exhibit 10(z) to
         Partnership and G.L. Limited Partnership    1989 10-K
         as amended September 30, 1985 and as
         amended March 1, 1989

 (rrr)   Amendment to Property Management            Exhibit 10(ddd) to
         Agreement between Interstate General        1993 10-K
         Properties Limited Partnership and
         G. L. Limited Partnership dated
         January 1, 1993

 (sss)   Second Amendment and Restatement of         Exhibit 10(eee) to
         Purchase Agreement by and between Land      1993 10-K
         Development Associates S.E. and Wal-Mart
         Puerto Rico, Inc., dated November 30, 1993

 (ttt)   Sale and Purchase Agreement between         Exhibit 10(hhhhh) to
         Interstate General Company L.P. and         1992 10-K
         K. Hovnanian at Montclair, Inc., dated
         September 30, 1992

 (uuu)   First Amendment to Sale and Purchase        Exhibit 10(ggg) to
         Agreement by and between Interstate         1993 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         October 16, 1992

 (vvv)   Second Amendment to Sale and Purchase       Exhibit 10(hhh) to
         Agreement by and between Interstate         1994 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         August 18, 1994

 (www)   Third Amendment to Sale and Purchase        Exhibit 10(iii) to
         Agreement by and between Interstate         1994 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         December 16, 1994

 (xxx)   Amended and Restated Lease Agreement        Exhibit 10.8 to the
         between Housing Development Associates      Registration Statement on
         S.E. and El Comandante Operating Company,   S-4 of El Comandante
         dated December 15, 1993                     Capital Corp. and Housing
                                                     Development Associates
                                                     S.E. Registration
                                                     # 33-75284 (the "S-4")

 (yyy)   Third Amended and Restated Partnership      Exhibit 3.3 to the S-4
         Agreement for Housing Development
         Associates, S.E. dated December 15, 1993

 (zzz)   Fourth Amended and Restated Partnership     Exhibit 10(b) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated July 21, 1994        June 30, 1994

(aaaa)   Fifth Amended and Restated Partnership      Exhibit 10(c) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated August 1, 1994       June 30, 1994

(bbbb)   Sixth Amended and Restated Partnership      Exhibit 2.2 to the Report
         Agreement of Housing Development            on Form 8-K of Equus
         Associates, S.E. dated March 8, 1995        Gaming Company L.P. dated
                                                     March 23, 1995,
                                                     File No. 000-25306
                                                     (the "Equus 8-K")

(cccc)   Seventh Amended and Restated Partnership    Exhibit 10.37 to the
         Agreement of Housing Development            Report on Form 10-K of
         Associates, S.E. dated February 7, 1996     Equus Gaming Company L.P.
                                                     dated April 1, 1996,
                                                     File No. 54-1719877

(dddd)   Conversion Agreement dated February 3,      Exhibit 2.3 to the
         1995 and First Amendment thereto dated      Equus 8-K
         March 6, 1995

(eeee)   Indenture dated December 15, 1993 among     Exhibit 4.1 to the S-4
         El Comandante Corp., Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico

(ffff)   Warrant Agreement between HDA Management    Exhibit 10.3 to the S-4
         Corporation, Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico as Warrant Agent dated
         December 15, 1993

(gggg)   Limited Partnership Agreement of Equus      Exhibit 10(d) to Form 10-Q
         Gaming Company L.P. dated August 1, 1994    for the quarter ended
                                                     June 30, 1994

(hhhh)   First Amendment to the Limited              Exhibit 10(e) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(iiii)   Second Amendment to the Limited             Exhibit 10(f) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(jjjj)   Third Amendment to the Limited              Exhibit 3.4 to
         Partnership Agreement of Equus Gaming       to Registration Statement
         Company L.P.                                on Form S-11 of Equus
                                                     Gaming Company L.P.
                                                     Registration # 33-82750
                                                     (the "Equus S-11")

(kkkk)   Amended and Restated Distribution           Exhibit 2.1 to the Equus
         Agreement dated November 22, 1994,          S-11
         between Equus Gaming Company L.P.
         (the "Company") and Interstate General
         Company L.P. ("IGC")

(llll)   Registration Rights Agreement with          Exhibit 10.4 to the S-4
         respect to the Warrants dated
         December 15, 1993, among HDAMC, HDA,
         Oppenheimer & Co., Inc. and The
         Argosy Securities Group L.P.

(mmmm)   Amended and Restated Management             Exhibit 10.6 to the S-4
         Agreement dated December 15, 1993,
         between Interstate General Properties
         Limited Partnership S.E. ("IGP") and
         HDA

(nnnn)   Master Support and Services Agreement       Exhibit 10.20 to the
         dated December 9, 1994, between IGC         Equus S-11
         and Equus Gaming Company L.P.

(oooo)   Consulting Agreement dated December 15,     Exhibit 10.21 to the
         1993, between El Comandante Operating       Equus S-11
         Company and Interstate General
         Properties Limited Partnership

(pppp)   First Supplemental Indenture dated          Exhibit 10.27 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(qqqq)   Second Supplemental Indenture dated         Exhibit 10.28 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(rrrr)   Amended and Restated Registration Rights    Exhibit 10.29 to the
         Agreement with Respect to the Warrants      Equus S-11
         dated December 12, 1994, among HDAMC,
         HDA, Oppenheimer & Co., Inc., the
         Argosy Securities Group L.P. and Equus
         Gaming Company L.P.

(ssss)   Agreement of Purchase and Sale between      Exhibit 10(dddd) to
         Interstate General Company L.P. and         1994 10-K
         Interstate Business Corporation dated
         December 30, 1994 for the Partnership
         Interests in:
              New Forest Apartments General Partnership
              Headen House Associates Limited Partnership
              Fox Chase Apartments General Partnership
              Palmer Apartments Associates
              Wakefield Terrace Associates
              Wakefield Third Age Associates

(tttt)   Agreement of Sale between Land Development  Exhibit 10(j) to Form 10-Q
         Associates S.E. and Twenty First Century    for the quarter ended
         Homes S.E. dated September 8, 1995          September 30, 1995

(uuuu)   Option Agreement between Land Development   Exhibit 10(k) to Form 10-Q
         Associates S.E. and Compri Caribe           for the quarter ended
         Hospitality Corp. dated March 31, 1995      September 30, 1995

(vvvv)   Amendment to Option Agreement between       Exhibit 10(l) to Form 10-Q
         Land Development Associates S.E. and        for the quarter ended
         Compri Caribe Hospitality Corp. dated       September 30, 1995
         November 13, 1995

(wwww)   Employment Agreement for Donald Drew        Exhibit 10(eeee) to
         dated December 14, 1993                     1994 10-K

21.      List of Subsidiaries of Interstate          Filed herewith
         General Company L.P.

27.      Financial Data Schedule                     Filed herewith