Form 10-K/A
period 1995-12-31
INTERSTATE GENERAL CO L P
filed 1996-04-04
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A1

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

Class A Units Outstanding at March 1, 1996: 10,256,785 Class A Units

                      DOCUMENTS INCORPORATED BY REFERENCE
          Form 10-K
            Item
            N/A

     Item 8 of the report on Form 10-K of Interstate General Company L.P. dated April 1, 1996 is amended with respect to Notes 9 and 12 of the Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993.





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

     The Company is not subject to U.S. taxes as a partnership. Therefore, the calculation below for the provision for income taxes does not include the income from U.S. operations which is not subject to income taxes. It does include the Puerto Rico source income which is subject to income taxes in

Puerto Rico at the statutory rate of 29%. The following table reconciles the effective rate solely attributable to Puerto Rico source income:

                                               December 31,
                            -------------------------------------------------
                                 1995              1994             1993
                            ---------------   --------------   --------------
                                     (In thousands, except amounts in %)

                                      % of             % of             % of
                            Amount   Income   Amount  Income   Amount  Income
                            ------   ------   ------  ------   ------  ------
Provision (benefit) for
  income taxes at the
  statutory income
  tax rate                  $1,452   29.0%   $5,149   29.0%   $   681   29.0%
Reduction of (benefits)
  for partnership income
  not taxable to Company        --     --    (1,967) (11.1%)        3     .1%
Other items                     --     --       329    1.8%       (19)   (.8%)
                            ------  ------   ------  ------   -------   -----
                            $1,452   29.0%   $3,511   19.8%   $   665   28.3%
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

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERSTATE GENERAL COMPANY L.P.
                                     ----------------------------------

                                     By:  Interstate General Management
                                          Corporation
                                          Managing General Partner


Dated:  April 3, 1996                By:  /s/ Gregory G. Kreizenbeck
      ---------------------               -----------------------------
                                          Gregory G. Kreizenbeck
                                          President and Chief Operating
                                          Officer