Form 10-Q
period 1996-03-31
INTERSTATE GENERAL CO L P
filed 1996-05-15
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

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
                                     INDEX






PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 1996 and
                 1995. (Unaudited)                                           3

               Consolidated Balance Sheets as of March 31, 1996
                 (Unaudited) and December 31, 1995.                          4

               Consolidated Statements of Changes in
                 Partners' Capital for the Three
                 Months Ended March 31, 1996.
                 (Unaudited)                                                 6

               Consolidated Statements of Cash Flow for the
                 Three Months Ended March 31, 1996 and 1995.
                 (Unaudited)                                                 7

               Notes to Consolidated Financial Statements.                   8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 1996 and 1995.                        22

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            30

Item 2.        Material Modifications of Rights of Registrant's             32
               Securities

Item 3.        Default upon Senior Securities                               32

Item 4.        Submission of Matters to a Vote of Security Holders          32

Item 5.        Other Information                                            32

Item 6.        Exhibits and Reports on Form 8-K                             32

               Signatures                                                   33

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,
                    (In thousands, except per unit amounts)
                                  (Unaudited)

                                                       1996            1995
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $    3,306      $    4,700
  Homebuilding - home sales                              2,724           2,935
  Revenues from investment properties
    Equity in earnings from partnerships
      and development fees                              15,352             694
    Apartment rental income                              1,120           1,147
  Management and other fees, substantially
    all from related entities                            2,209           1,287
  Interest and other income                                173              97
                                                    ----------      ----------
    Total revenues                                      24,884          10,860
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     2,695           2,734
  Cost of home sales                                     2,693           2,745
  Selling and marketing                                    356             378
  General and administrative                             2,758           2,310
  Rental apartment expenses                              1,123           1,095
  Depreciation and amortization                             85              92
  Interest expense                                       1,217             530
                                                    ----------      ----------
    Total expenses                                     10,927           9,884
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                 13,957             976

PROVISION FOR INCOME TAXES                               4,823             407
                                                    ----------      ----------

INCOME BEFORE MINORITY INTEREST                          9,134             569
  Minority Interest                                         72             249
                                                    ----------      ----------
NET INCOME                                          $    9,062      $      320
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       91      $        3
  LIMITED PARTNERS                                       8,971             317
                                                    ----------      ----------
                                                    $    9,062      $      320
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .88      $      .03
                                                    ==========      ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                      10,257          10,249
                                                    ==========      ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S
                                                      March 31,   December 31,
                                                        1996          1995
                                                     -----------  -----------
                                                     (Unaudited)   (Audited)
CASH AND SHORT-TERM INVESTMENTS
  Unrestricted                                         $  2,176     $  3,476
  Restricted                                              1,536        2,125
                                                       --------     --------
                                                          3,712        5,601
                                                       --------     --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                          32,238       33,088
    St. Charles, Maryland                                28,128       27,826
    Other United States locations                        14,890       15,522
    Notes receivable on lot sales and other               3,085        3,122
                                                       --------     --------
                                                         78,341       79,558
                                                       --------     --------
ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                      2,767        3,254
  Investment in joint venture                               250          250
  Receivables and other                                     355          315
                                                       --------     --------
                                                          3,372        3,819
                                                       --------     --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment properties, net of accumulated
    depreciation of $5,294 and $5,124, as of
    March 31, 1996 and December 31, 1995,
    respectively                                         23,280       23,348
  Investment in residential rental partnerships          26,659       10,922
  Other receivables, net of reserves of
    $413 and $384 as of March 31, 1996
    and December 31, 1995, respectively                   2,819        2,452
                                                       --------     --------
                                                         52,758       36,722
                                                       --------     --------
OTHER ASSETS
  Costs in excess of net assets acquired, less
    accumulated amortization of $926 and $888
    as of March 31, 1996 and December 31, 1995,
    respectively                                          2,109        2,147
  Deferred costs regarding waste technology and other     2,940        2,975
  Property, plant and equipment, less accumulated
    depreciation of $2,282 and $2,216 as of March
    31, 1996 and December 31, 1995, respectively          1,238        1,271
                                                       --------     --------
                                                          6,287        6,393
                                                       --------     --------
    Total assets                                       $144,470     $132,093
                                                       ========     ========
                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                   March 31,     December 31,
                                                     1996            1995
                                                  -----------    ------------
                                                  (Unaudited)     (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and accrued liabilities           $  6,556       $  5,719
  Mortgages and notes payable                             272            301
  Accrued income tax liability - current                5,292            464
  Accrued income tax liability - deferred               4,699          4,704
                                                     --------       --------
                                                       16,819         11,188
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        45,323         47,841
  Non-recourse debt                                     2,016          2,034
  Accounts payable, accrued liabilities
    and deferred income                                 4,392          3,752
                                                     --------       --------
                                                       51,731         53,627
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                           590            981
  Accounts payable and accrued liabilities              2,612          2,746
                                                     --------       --------
                                                        3,202          3,727
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,281          1,322
  Non-recourse debt                                    22,618         22,650
  Accounts payable and accrued liabilities              1,848          1,670
                                                     --------       --------
                                                       25,747         25,642
                                                     --------       --------
    Total liabilities                                  97,499         94,184
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                             4,383          4,292
  Limited partners' capital-10,257 and
    10,257 Units issued and outstanding as of
    March 31, 1996 and December 31, 1995,
    respectively                                       42,588         33,617
                                                     --------       --------
    Total partners' capital                            46,971         37,909
                                                     --------       --------
    Total liabilities and partners' capital          $144,470       $132,093
                                                     ========       ========



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------


Three months ended March 31, 1996:

Balances, December 31, 1995            $ 4,292        $33,617         $37,909

Net income                                  91          8,971           9,062
                                       -------        -------         -------
Balances, March 31, 1996               $ 4,383        $42,588         $46,971
                                       =======        =======         =======







Three months ended March 31, 1995:

Balances, December 31, 1994            $ 4,322        $36,383         $40,705

Net income                                   3            317             320

Employee/Director Unit
  options exercised                         --            171             171
                                       -------        -------         -------
Balances, March 31, 1995               $ 4,325        $36,871         $41,196
                                       =======        =======         =======













                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                (In thousands)
                                  (Unaudited)
                                                           1996        1995
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  9,062     $   320
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Residential rental properties                         170         166
        Other                                                 205         132
      Provision for income taxes                               (5)         36
      Equity in earnings of partnerships                  (15,182)       (314)
      Increase in sponsor and developer fees
         from partnerships and other                         (104)        (91)
      Decrease (increase) in
        Homebuilding assets                                   447         857
        Community development assets                        1,217      (1,167)
        Restricted cash                                       589         128
      Increase in accounts payable,
        accrued liabilities and deferred income             6,171         277
                                                          -------     -------
  Net cash provided by operating activities                 2,570         344
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in assets related to
    investment properties                                    (774)        391
  Acquisitions of other assets                                (99)        (44)
                                                          -------     -------
  Net cash (used in) provided by investing activities        (873)        347
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                         3,021       3,181
  Payment of debt                                          (6,018)     (4,072)
  Employee and director Unit options exercised                 --         171
                                                          -------     -------
  Net cash used in financing activities                    (2,997)       (720)
                                                          -------     -------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS            (1,300)        (29)

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF QUARTER       3,476       1,120
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, END OF QUARTER           $ 2,176     $ 1,091
                                                          =======     =======






                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (Unaudited)



(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

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

     The Company's loan agreements contain certain restrictive covenants, cross default provisions and material adverse change in financial condition clauses. As a result of the Company's conviction on four felony counts of the Clean Water Act, Signet Bank issued a notice of default by the Company of certain loan agreement covenants pertaining to $2.3 million of debt. Negotiations of the terms and conditions of a forbearance agreement are in process. As a result of this notice of default, and unless and until the criminal convictions are reversed on appeal, $44.1 million of the Company's bank debt could be called into default.

     The uncertainty with respect to the amount of penalties has hindered the Company's ability to secure financing necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's current inventory of finished lots in St. Charles is anticipated to be sold during 1996, therefore, the development of additional lots is necessary to provide inventory for sales in 1997 and beyond.

     As a result of the uncertainty regarding the magnitude of fines, the event of default, multiple loan defaults and uncertainty regarding the ability to obtain future financing, which may cause the Company to have negative cash flow in 1996, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company has historically met its liquidity requirements principally from cash flow generated by land and home sales, property management fees, distributions from Housing Development Associates S.E. ("HDA") and residential rental partnerships and from bank financing providing funds for development and working capital.

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

     During the first quarter of 1996, four apartment projects in Puerto Rico were sold under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). This sale, after taxes, will generate approximately $11.4 million of cash. Approximately $9.2 million of cash proceeds is pledged to curtail bank debt and the remainder will be used to pay legal fees related to the wetlands convictions and support operations. As a result of the debt curtailments, the FDIC loan will be paid off and NationsBank will have a first lien on commercial properties in St. Charles which will have the effect of improving the Company's cash flow as the release prices under the NationsBank agreement are less than that of the FDIC.

     During 1995, the Company negotiated loan extensions with NationsBank and Signet Bank. NationsBank has agreed to extend the maturity of its loans until May 1998. Under the agreement, the extension of the maturity beyond November 30, 1995 was contingent upon a mandatory principal curtailment of $2.2 million which will be made with the proceeds of the LIHPRHA sale. Signet Bank agreed to extend the maturity of its loans until September 1996. The balance of the Signet loans as of March 31, 1996 is $2.3 million. The Company anticipates it will pay off these loans prior to their maturity with the proceeds from the sale of commercial and residential land which secure the loans.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of March 31, 1996, IGC manages and is a general partner in 25 real estate partnerships which own 28 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is also a limited partner in many of these partnerships. The apartment projects are financed by non-recourse mortgages. Of the 5,641 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 4,453 units. In addition, IGC is a general partner in four partnerships that sold their apartment projects under LIHPRHA. The partnerships will be dissolved once the legal and financial affairs related to the sale are completed. IGC will continue to manage these properties.

     The following table summarizes IGC's investment in residential rental partnerships:
                                                   March 31,      December 31,
                                                     1996            1995
                                                  -----------     -----------
                                                  (Unaudited)      (Audited)
                                                         (In thousands)

Long-term receivables, net of deferred
  income of $3,310 and $3,414 at
  March 31, 1996 and December 31, 1995,
  respectively                                       $ 3,604         $ 3,331
Investment in partnerships                            23,055           7,591
                                                     -------         -------
                                                     $26,659         $10,922
                                                     =======         =======


     The combined condensed statements of income and the combined condensed statements of cash flow for the three month periods ended March 31, 1996 and 1995, and the combined condensed balance sheets as of March 31, 1996 and December 31, 1995 are shown below for the partnerships owning residential rental properties:

                             HOUSING PARTNERSHIPS'
                    COMBINED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1996 (1)         1995 (1)
                                                 -----------      -----------
                                                         (In thousands)

Operating income                                   $10,080          $10,174
                                                   -------          -------
Operating expenses
  Depreciation                                       1,590            1,601
  Other                                              8,229            8,383
                                                   -------          -------
                                                     9,819            9,984
                                                   -------          -------
Net income - operations                                261              190

Gain on sale of properties (2)                      38,169               --
                                                   -------          -------
Net income                                         $38,430          $   190
                                                   =======          =======

     (1) The income and expenses of Fox Chase Apartments General Partnership ("Fox Chase"), New Forest Apartments General Partnership ("New Forest") and Lancaster Associates L.P. ("Lancaster") are excluded from these statements. The operations of these partnerships are consolidated in the Company's consolidated statements of income for the three month periods ended March 31, 1996 and 1995.

     (2) Four properties housing 918 apartments in Puerto Rico were sold under LIHPRHA.

                             HOUSING PARTNERSHIPS'
                       COMBINED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S

                                                    March 31,      December 31,
                                                      1996 (1)        1995 (1)
                                                   -----------     -----------
                                                           (In thousands)

Rental apartments, at cost                           $216,671        $239,911
Accumulated depreciation                              (90,135)       (100,861)
                                                     --------        --------
                                                      126,536         139,050
                                                     --------        --------
Restricted cash and marketable securities:
  Residual receipt accounts                             7,179           6,783
  Replacement reserves and escrows                      9,362           9,258
                                                     --------        --------
    Total restricted cash and marketable securities    16,541          16,041

Cash and certificates of deposit                       25,456           5,766
                                                     --------        --------
    Total cash and marketable securities               41,997          21,807
                                                     --------        --------
Other assets                                            5,629           4,583
                                                     --------        --------
    Total assets                                     $174,162        $165,440
                                                     ========        ========


                       LIABILITIES AND PARTNERS' CAPITAL

                                                    March 31,      December 31,
                                                      1996 (1)        1995 (1)
                                                   -----------     -----------
                                                           (In thousands)

Non-recourse mortgage notes and accrued interest     $153,642        $169,161
Loans and interest payable to the Company               8,436           8,667
Other liabilities                                      19,602          15,080
                                                     --------        --------
    Total liabilities                                 181,680         192,908
                                                     --------        --------
Partners' capital
  Capital contributions, net of distributions         (21,325)         (2,839)
  Retained earnings                                    13,807         (24,629)
                                                     --------        --------
    Total partners' capital                            (7,518)        (27,468)
                                                     --------        --------
    Total liabilities and partners' capital          $174,162        $165,440
                                                     ========        ========

     (1) The assets, liabilities and partners' capital of Fox Chase, New Forest and Lancaster are excluded as they are consolidated in the Company's March 31, 1996 and December 31, 1995 financial statements.

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

(4)  OPERATIONS DISTRIBUTED TO UNITHOLDERS

     On February 6, 1995, IGC distributed to its unitholders its 99% limited partnership interest in Equus (the "Equus Distribution"). IGC and its wholly owned subsidiary, Equus Management Company ("EMC"), retained the 1% general partner interest and will continue to manage Equus. For a transitional period following completion of the Equus Distribution, IGC will provide certain administrative services and support to Equus pursuant to a Master Support and Services Agreement (the "Support Agreement"). Equus will reimburse IGC for costs incurred in providing these services. IGC accounts for its investment on the equity method of accounting.

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

(5)  DEBT

     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:


                                           Stated    Outstanding  Balance at:
                              Maturity    Interest    March 31,   December 31,
Description by Lender           Date        Rate*       1996          1995
- -------------------------  -------------- --------  ------------- ------------
                                                          (In thousands)
Non-recourse debt:
  Community Development    12-29-24 to    6.85%-9.875%   $22,618      $22,650
    Administration (1)     10-01-28
  Supra & Co. (8)          08-02-09       P + 1.5%         2,016        2,034
                                                         -------      -------
      Total non-recourse                                  24,634       24,684
                                                         -------      -------
Recourse debt:
  Citibank (6,12)          Demand         (9)              1,281        1,334
  NationsBank              03-31-96       P + 1%-1.5%     10,591       10,725
    (2,4,11,12)
  Washington Savings       From 11-29-96  8%-10%             215          682
    (2,3,11)               to 12-27-96
  Riggs National Bank (2)  06-15-96       P + 1.5%         1,216        1,205
  1st National Bank of     09-14-96 to    P + 1.5%-10.25%    813          765
    St. Mary's (2,3,13)    12-29-97
  Signet Bank (2,3,10)     09-01-96       P + 1.5%         2,319        3,325
  FDIC (2,4,14)            09-30-96       P + 1%           6,546        6,546
  Virginia First           11-16-96       P + 1.5%           604          339
    Savings (3)
  Wachovia Bank & Trust    11-30-96 to    P + .5%-1%         183          227
    (2,3,11)               04-26-00
  Purchase money           10-28-97       10%              1,000        1,000
    mortgage (2)
  FirstBank (2,12)         12-31-97       P + 1.5%        15,832       17,370
  Banco Popular (2,7,12)   12-05-98       P + 1.5%         4,000        4,000
  General (5)              From 10-26-96  7.4%-11.5%         538          566
                           to 05-16-00
  Citibank (2,12)          05-05-96       Eurodollar       2,328        2,361
                                          + 2.5%
                                                         -------      -------
      Total recourse                                      47,466       50,445
                                                         -------      -------
      Total debt                                          72,100      $75,129
                                                         =======      =======

                                  *P = Prime

Balance Sheet Classification
- ----------------------------

                                                     Outstanding  Balance at:
                                                      March 31,   December 31,
                                                        1996          1995
                                                     ------------ ------------

Mortgages and notes payable - Recourse debt              $   272      $   301
Related to community development -
  Recourse debt                                           45,323       47,841
  Non-recourse debt                                        2,016        2,034
Related to homebuilding projects - Recourse debt             590          981
Related to investment properties -
  Recourse debt                                            1,281        1,322
  Non-recourse debt                                       22,618       22,650
                                                         -------      -------
      Total debt                                         $72,100      $75,129
                                                         =======      =======

 (1) Collateralized by apartment projects and secured by FHA or the Maryland Housing Fund.
 (2)  Collateralized by community development assets.
 (3)  Collateralized by homebuilding assets.
 (4)  Collateralized by investment in residential rental partnerships.
 (5)  Collateralized by other assets.
 (6)  Collateralized by letter of credit.
 (7) Collateralized by a secondary interest in Equus Units owned by Interstate Business Corporation ("IBC").
 (8)  Minority partner in Puerto Rico land development subsidiary.
 (9) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 6.6% and 7.05% at March 31, 1996 and December 31, 1995, respectively.
(10) As a result of the wetlands litigation verdict, the financial institution issued a notice of default.
(11) These loans contain certain covenants requiring the Company to remain in compliance with applicable laws. Unless reversed on appeal, the wetlands litigation verdict would result in a default of these covenants.
(12) These loans contain cross default provisions that could be triggered by the events of default resulting from the wetlands litigation verdict.
(13) These loans contain a provision allowing the financial institution to call the loan if there has been a material adverse change in the Company's financial condition.
(14)  Paid subsequent to year end.

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


     (a) An affiliate of IBC holds notes receivable that are secured by the existing general partners' interest in the partnership.
     (b) IBC, controlled by James J. Wilson, is entitled to representation on Interstate General Management Corporation's ("IGMC") board of directors. James J. Wilson and two members of his immediate family are currently providing this representation.
     (c) EMC is the managing general partner of Equus. James J. Wilson resigned from EMC's board of directors and as Chief Executive Officer of Equus during March 1996.

     Transactions between the above entities and IGC are described in the following tables.


                               REVENUE FOR THE QUARTER ENDED MARCH 31, 1996
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management                Adjustment
                                  Fees    Interest Total to Reserve Recognized
                               ---------- -------- ----- ---------- ----------

Chastleton (b,d)                 $ 18      $ --    $ 18    $(18)        $--
Coachman's (b)                      6         6      12     (12)         --
Santa Maria                        13        --      13      --          13
El Monte                           26        --      26      --          26
Rolling Hills (c,j)                23        --      23      --          23
Village Lake (b)                    6        --       6      --           6
Capital Park                       67        --      67      --          67
SVA                                12        --      12      --          12
SVOBA                               2        --       2      --           2
IBC                                 7         8      15      --          15
                                 ----      ----    ----   -----        ----
                                 $180      $ 14    $194   $ (30)       $164
                                 ====      ====    ====   =====        ====



                                   RECEIVABLES AT MARCH 31, 1996
                                            (In thousands)
                      --------------------------------------------------------
                                Outstanding Balance
                      ---------------------------------------
                                 Working
                                 Capital Land/
                      Management Loans   Asset                          Book
                         Fees     (d)    Sales Interest Total Reserved Balance
                      ---------- ------- ----- -------- ----- -------- -------

Chastleton (g,l)        $364     $ 32    $ --    $ --  $  396  $(364)  $   32
Coachman's (f,l)          26      116      --      23     165    (49)     116
Santa Maria                1       --      --      --       1     --        1
El Monte                   5       --      --      --       5     --        5
Rolling Hills (j,l)      152        4      --      --     156     --      156
Village Lake (l)          55        2      --      --      57     --       57
Capital Park              27        1      --      --      28     --       28
SVA                        4        1      --      --       5     --        5
SVOBA                     --       --      --      --      --     --       --
IBC (h,i,l)                2      200     302      41     545     --      545
Equus (k)                 --      419      --      --     419     --      419
                        ----     ----    ----    ----  ------  -----   ------
                        $636     $775    $302    $ 64  $1,777  $(413)  $1,364
                        ====     ====    ====    ====  ======  =====   ======

                               REVENUE FOR THE QUARTER ENDED MARCH 31, 1995
                                              (In thousands)
                               ---------------------------------------------
                                     Income Earned
                               -------------------------
                               Management                Adjustment
                                  Fees    Interest Total to Reserve Recognized
                               ---------- -------- ----- ---------- ----------

Chastleton (b,d)                 $ 16      $ --     $16    $(16)       $ --
Coachman's (b,i)                    6         6      12     316         328
Santa Maria                        20        --      20      --          20
El Monte                           24        --      24      --          24
Rolling Hills (c,j)                13        --      13     352         365
Village Lake (b)                    6        --       6      26          32
Capital Park                       59        --      59      --          59
SVA                                14        --      14       3          17
SVOBA                               3        --       3      --           3
IBC                                 8         8      16      --          16
                                 ----      ----    ----   -----        ----
                                 $169      $ 14    $183   $ 681        $864
                                 ====      ====    ====   =====        ====



                                  RECEIVABLES AT DECEMBER 31, 1995
                                           (In thousands)
                      --------------------------------------------------------
                                Outstanding Balance
                      ---------------------------------------
                                 Working
                                 Capital Land/
                      Management Loans   Asset                          Book
                         Fees     (d)    Sales Interest Total Reserved Balance
                      ---------- ------- ----- -------- ----- -------- -------

Chastleton (g,l)        $347     $ 33    $ --    $ --  $  380  $(347)   $ 33
Coachman's (f,l)          19      117      --      18     154    (37)    117
Santa Maria               --       --      --      --      --     --      --
El Monte                  28       --      --      --      28     --      28
Rolling Hills (j,l)      280        3      --      --     283     --     283
Village Lake (l)          49        2      --      --      51     --      51
Capital Park              24        4      --      --      28     --      28
SVA                        4        1      --      --       5     --       5
SVOBA                     --       --      --      --      --     --      --
IBC (h,i,l)                3        8     302      33     346     --     346
Equus (k)                 --      225      --      --     225     --     225
                        ----     ----    ----    ----  ------  -----  ------
                        $754     $393    $302    $ 51  $1,500  $(384) $1,116
                        ====     ====    ====    ====  ======  =====  ======


(a)  Includes developer and refinancing fees.
(b) The management fee was reduced from 5% to 2.5% until the project has positive cash flow and has paid all previously accrued management fees.
(c) The management fee was reduced from 4.5% to 2.5% until the project has positive operating cash flow and has paid all previously accrued management fees.

(d) Management agreed that it would defer all management fees until Chastleton had sufficient cash flow to fund operations and to subordinate 50% of its management fee until IBC has recovered its operating advances.
(e) Working capital loans include operating advances and reimbursements due for common expenses.
(f) IBC has the funding obligation for operating deficits. Since IGC equally shares the general and limited partnership interest with IBC, IGC funded a portion of the deficits.
(g) IBC has the funding obligation for operating deficits. In early 1996, IGC, as general partner, funded $184,000 of cash deficits that were satisfied in April 1996.
(h) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.
(i) During 1989, IBC purchased 5.01 acres of commercial land. IGC accepted a note receivable for 80% of the $1,092,000 purchase price. The note was collateralized by IBC's ownership interest in Santa Maria and Village Lake. On December 23, 1994, Lakeside, a subsidiary of the Company, purchased the remaining 1.23 acres of this land from IBC for the development of rental units for senior citizens, for its appraised value of $440,000. Lakeside paid $88,000 to IBC and issued a note payable for the remaining $352,000. During the first quarter of 1995, IBC assigned the note receivable due from Lakeside to IGC in satisfaction of past due receivables from Coachman's. The collection of the majority of the Coachman's receivables had previously been questionable and $328,000 had been reserved. This transaction resulted in income recognition of these reserves during the first quarter of 1995. The Company collected the $352,000 receivable due from Lakeside during 1995.
(j) The performance of this project has improved and the project produced positive cash flow during 1995 and 1996. The collection of the remaining receivable balance is considered probable and reserves related to this receivable aggregating $335,000 were recognized as income during the first quarter of 1995.
(k) IGC provides certain administrative and operational support for Equus pursuant to the Support Agreement. The Company also is reimbursed for administrative support provided to Equus' subsidiaries. In addition, as general partner, IGC advanced funds as needed for working capital deficits.
(l)  During April 1996, an IBC affiliate purchased these receivables.


     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's executive offices are located. A total of 17,255 square feet of office space is leased by IGC and affiliates at approximately $205,000 per year (subject to adjustment for inflation). The lease expires in the year 2001 and at IGC's request, IBC has the obligation to sublease the space for the remainder of the lease. During the three months ended March 31, 1996 and 1995, IGC's rent for its share of the leases was $34,000 and $48,000, respectively.

     IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $58,000 and $66,000 for the three months ended March 31, 1996 and 1995, respectively.

     American Family Homes, a wholly owned subsidiary of IGC, leased 3000 square feet of commercial space from IBC which was used for one of its sales centers. The lease expired December 31, 1995. Rent expense associated with this lease during the first quarter of 1995 was approximately $10,000.

     IGC provides administrative support services to Equus Gaming Company L.P. pursuant to a Master Support and Services Agreement. During the first quarter of 1996 and 1995, IGC received $50,000 and $50,000, respectively, in connection with such services.

     In addition to the support provided Equus pursuant to the Support Agreement, the Company provides management services and administrative support to Equus' subsidiaries, HDA, Galapagos and S & E, and its major tenant, ECOC. The administrative support is reimbursed as the services are rendered. The management agreement with HDA continues into December 2004. Upon closing of an HDA refinancing in December 1993, the management agreement was amended to reduce the management fee to an annual fee of $250,000, adjusted annually beginning in 1994 by the percentage increase in the Consumer Price Index ("CPI"). Prior to such amendment, IGC received a management fee equal to 5% of the HDA's rental income. The HDA management fees earned during the first three months of 1996 and 1995 were $68,000 and $66,000, respectively.

     Pursuant to a consulting agreement effective December 15, 1993, ECOC has retained as executive management three racing consultants employed by IGC. ECOC reimburses all of IGC's payroll, bonus, fringe benefits and out-of-pocket expenses associated with the employment of the consultants, and reimburses IGC for other personnel who from time to time provide services to ECOC. Such reimbursements are subject to certain limitations on increases in reimbursable costs during the term of the consulting agreement. ECOC uses certain land owned by Land Development Associates, S.E. ("LDA") for a sanitary landfill in connection with its operation of the El Comandante Race Track. LDA has authorized this use, but has reserved the right to terminate such use if it conflicts with future development by LDA. Jorge Colon Nevares, a director of IGMC, also serves as a director of ECOC and Thomas B. Wilson, one of the IBC representatives on IGMC's board of directors, serves as ECOC's president.

     James J. Wilson, as a general partner of Interstate General Properties S.E. ("IGP"), is entitled to priority distributions made by each housing partnership in which IGP is the general partner. If IGP receives a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson receives the entire distribution. If IGP receives a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson receives the first 1% of such total.

     On March 31, 1995, IGC sold two parcels in the Parque Escorial development in Puerto Rico to Compri Caribe Development Corp. ("Compri"), a corporation wholly owned by Jorge Colon Nevares, a director of the Company's managing general partner for use in its operations. The terms of sale provided for a sales price of $3,453,000, of which $693,000 was paid in cash, and the remainder of which was satisfied by a note in the amount of $2,760,000. The note is collateralized by the land parcels and bears interest at a rate of 10% per annum commencing upon the completion of certain infrastructure improvements. Monthly payments of principal and interest totalling $27,000 are due monthly commencing May 1, 1996 with a balloon payment due at maturity on April 1, 1998.

     Concurrent with the transaction described above, the Company executed a $3,397,000 contract of sale with Compri for three other land parcels in the

Parque Escorial development. On April 1, 1996, Compri made a 20% cash payment and the remainder was satisfied by an interest bearing note collateralized by the land parcels. The note bears interest at a rate of 10% per annum commencing upon the completion of certain infrastructure improvements, and is payable in thirty-five monthly installments of principal and interest of $27,000, with a balloon payment due at maturity on April 1, 1999.

     On September 8, 1995, the Company executed a Contract of Sale with Twenty First Century Homes S.E. ("Twenty First Century") for two parcels of land in the Parque Escorial Development for $3,520,000. Jorge Colon Nevares holds a 50% ownership interest in Twenty First Century. Closing is expected to occur during the second quarter of 1996.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

     The following discussion contains statements that may be considered forward looking that involve a number of risk and uncertainties as discussed herein and in the Company's SEC reports. Therefore, actual results could differ materially.

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

     The following discussion and analysis covers changes in the results of operations for the three months ended March 31, 1996 as compared to the results for the three months ended March 31, 1995.

     The Company's net income for the three months ended March 31, 1996 totalled $9,062,000 versus net income of $320,000 for the three months ended March 31, 1995. A summary of the Company's operating results is as follows:

                                                       For the Three Months
                                                          Ended March 31,
                                                       --------------------
                                                         1996        1995
                                                         ----        ----
                                                          (In thousands)

Community development                                  $    488    $  1,669
Homebuilding                                               (274)       (140)
Investment properties and asset management               17,558       2,033
Operations distributed to unitholders                        --          --
Other income and expenses                                (3,887)     (2,835)
                                                       --------    --------
Net income before provision for income tax               13,885         727
Provision for income tax                                 (4,823)       (407)
                                                       --------    --------
Net income                                             $  9,062    $    320
                                                       ========    ========

Community Development Operations

     The following table presents selected community development financial data:
                                                      For the Three Months
                                                          Ended March 31,
                                                     ----------------------
                                                         1996        1995
                                                         ----        ----
                                                     (In thousands, except
                                                     units and percentages)
Lots Sold:
  Commercial and business parks (acres)
    St. Charles, Maryland                                     1          1
    Parque Escorial, Puerto Rico                             --          3
  Residential lots (units)
    St. Charles, Maryland
      Developed single-family lots                           --         31
    Montclair, Virginia
      Semi-developed parcel (acres)                          14         --
    Parque Escorial, Puerto Rico                            140         --

Average Sales Price:
  Commercial and business parks (per acre)
    St. Charles, Maryland                                  $126       $128
    Parque Escorial, Puerto Rico                             --       $992
  Residential (per unit)
    St. Charles, Maryland
      Developed single-family lots                           --       $ 42
    Montclair, Virginia
      Semi-developed parcel (per acre)                     $ 57         --
    Parque Escorial, Puerto Rico                           $ 17         --

Average Gross Profit Margin:
  Commercial and business parks
    St. Charles, Maryland                                   58%        66%
    Parque Escorial, Puerto Rico                            --         47%
  Residential lots
    St. Charles, Maryland
      Developed single-family lots                          --         37%
    Montclair, Virginia
      Semi-developed parcel (per acre)                       0%        --
    Parque Escorial, Puerto Rico                            29%        --

Sales revenue                                           $ 3,306     $4,700
Cost of sales                                             2,695      2,734
                                                        -------     ------
Gross profit                                            $   611 19% $1,966 42%
                                                        -------     ------
Selling and marketing                                        51         48
Minority interest                                            72        249
                                                        -------     ------
Operating profit                                        $   488     $1,669
                                                        =======     ======
Interest expense included in cost of sales              $     7     $  134
                                                        =======     ======

     In the first quarter of 1996, land sales revenues decreased by $1.4 million or 30% compared to the first quarter 1995. The decrease is due primarily to the sale of three acres of higher priced commercial parcels in Parque Escorial and 31 lots in St. Charles during the first three months of 1995 and no similar sales during the comparable 1996 period. This decrease was partially offset by the introduction of residential lot sales in the Puerto Rico planned community, Parque Escorial, and the sale of a semi-developed parcel in Montclair. U.S. residential land sales remained slow resulting from the close out of Westlake Village and a delay in the opening of Fairway Village, increased competition and slow home sales. An additional 142 lots in Parque Escorial were sold to a homebuilder that the Company owns a 50% interest. The revenue and cost of these lots are deferred until sold to a third party.

     The decrease in Community Development gross profit margins to 19% in 1996 versus 42% in 1995 is a result of the mix of sales and the semi-developed parcel in Montclair which was sold at book value. Land sales during the 1996 period consisted primarily of residential lots whereas the 1995 period reflected a heavier percentage of commercial sales. Residential lots result in lower gross margins than commercial parcels since commercial land sales produce the highest prices and require less on-site development than business park and residential land.

     Minority interest expense decreased $177,000 to $72,000 in 1996 compared to $249,000 in 1995. This fluctuation is attributable to the decrease or increase in profits generated from the land sales in Puerto Rico in which a majority partner holds a 20% interest.

Homebuilding Operations
     The following table presents selected homebuilding data:

                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                      1996            1995
                                                      ----            ----
                                                      (In thousands, except
                                                      units and percentages)
Units Settled:
  Semi-Custom
    North and South Carolina                             8              9
    Virginia, Maryland and Other                         6             13
  Tract                                                 13              6
                                                      ----           ----
                                                        27             28
                                                      ====           ====
Net New Orders:
  Semi-Custom
    North and South Carolina                             8              4
    Virginia, Maryland and Other                        (9)            26
  Tract                                                 24              9
                                                      ----           ----
                                                        23             39
                                                      ====           ====
Units Backlog:
  Semi-Custom
    North and South Carolina                            34             31
    Virginia, Maryland and Other                        39             58
  Tract                                                 15              8
                                                      ----           ----
                                                        88             97
                                                      ====           ====
Unit backlog under construction:
  Semi-custom
    North and South Carolina                            16             10
    Maryland, Virginia & Other                          19             13
  Tract                                                 11             17
                                                      ----           ----
                                                        46             40
                                                      ====           ====
Average Sales Price:
  Semi-Custom (excludes lots)                      $   100        $    89
  Tract                                            $   127        $   154

Backlog                                            $10,385        $11,399

Backlog average sales price                        $   118        $   117

Home sales                                         $ 2,724        $ 2,935
Cost of sales                                        2,693          2,745
                                                   -------        -------
Gross profit                                            31            190
                                                   -------        -------
Selling and marketing                                  305            330
                                                   -------        -------
Operating loss                                     $  (274) (10%) $  (140) (5%)
                                                   =======        =======

     Revenues from home sales decreased 7% to $2.7 million for the 1996 first quarter from $2.9 million for 1995 comparable period. The primary reason for the decrease is the reduced sales prices of the tract homes in an effort to close out these projects. As a result, the number of tract homes sold during the first quarter of 1996 as compared to the first quarter 1995 increased to counter act the reduction in semi-custom homes sales volume. After careful review of the backlog, 36 marginal sales contracts were cancelled. Management has focused its attention on its more profitable markets.

     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including volume, pricing, efficiency of homebuilding operations and financing cost (including costs of subsidizing customer financing, if any). The gross profit margins earned during 1996 decreased to (10%) from (5%) in 1995. The primary reason for the decrease stems from the close out sale of tract homes at book value as part of management's plans to curtail tract homebuilding operations.

Investment Properties and Asset Management

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     1996             1995
                                                     ----             ----
                                                         (In thousands)

Apartment rental revenues                           $1,120           $1,147
Apartment operating expenses                         1,123            1,095
                                                   -------           ------
Apartment operating (loss) income                       (3)              52

Equity in earnings from partnerships
  and development fees                              15,352              694
Management and other fees                            2,209            1,287
                                                   -------           ------
Total operating profit                             $17,558           $2,033
                                                   =======           ======


     Apartment rental revenues decreased $27,000 or 3% during the first quarter of 1996 as compared to this same period during the prior year. This was due to a 6% increase in vacancies resulting from a 4% increase in rental rates and increased competition. Rental apartment expenses increased $28,000 or 3% during the first quarter of 1996 as compared to the same period in 1995. This increase was due primarily to general inflation in the Washington, D.C. metropolitan area.

     Equity in earnings from partnerships and development fees increased $14.7 million during the first quarter of 1996 as compared to this same period in 1995 due primarily to the $14.6 million earned on the LIHPRHA sale.

     Management and other fee revenues increased $922,000 or 72% during the first three months of 1996 as compared to this same period in 1995. This was due primarily to special management fees earned from the LIHPRHA transaction in 1996 offset in part by the 1995 recognition of $477,000 of reserved management fees.

Other Income and Expenses

                                                      For the Three Months
                                                         Ended March 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------
                                                         (In thousands)


Interest and other income                            $   173          $    97
General and administrative                            (2,758)          (2,310)
Depreciation and amortization                            (85)             (92)
Interest expense                                      (1,217)            (530)
                                                     -------          -------
                                                     $(3,887)         $(2,835)
                                                     =======          =======


     Interest and other income increased $76,000 or 79% during the first quarter of 1996 as compared to this same period in 1995. This increase was attributable to the recognition of interest earned during the first quarter 1996 on a note receivable from a land sale that occurred late in the first quarter 1995.

     General and administrative expenses increased $448,000 or 19% during the first three months of 1996 as compared to the first three months of 1995. This increase was attributable to $325,000 of non recurring costs pursuant to an employment agreement, the net change in allowance for doubtful accounts, and accrual of incentive compensation as a result of the increase in IGC's Units market price.

     Depreciation and amortization expense declined $7,000 or 8% during the first quarter of 1996 as compared to the first quarter of 1995, due to certain fixed assets, financing fees and similar assets becoming fully depreciated or amortized during 1995 and the first quarter of 1996.

     Interest expense increased $687,000 or 129% during the first quarter of 1996 compared to the same period in 1995. This increase is primarily a result of accrued loan fees of $500,000 and the 9% increase in the Company's average debt during the first quarter 1996 as compared to the same period in 1995. In addition, certain events of default triggered a 2% increase in the interest rate on approximately $10 million of debt.

     Provision for Income Tax. The provision for Puerto Rico income taxes increased to $4,823,000 for the first quarter of 1996 as compared to $407,000 in the first quarter of 1995. In the first quarter of 1996, the Company had higher taxable income resulting from the LIHPRHA transaction.

FINANCING, LIQUIDITY AND CAPITAL RESOURCES

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

     The Company's loan agreements contain certain restrictive covenants, cross default provisions and material adverse change in financial condition clauses. As a result of the Company's conviction on four felony counts of the Clean Water Act, Signet Bank issued a notice of default by the Company of certain loan agreement covenants pertaining to $2.3 million of debt. Negotiations of the terms and conditions of a forbearance agreement are in process. As a result of this notice of default, and unless and until the criminal convictions are reversed on appeal, $44.1 million of the Company's bank debt could be called into default.

     The uncertainty with respect to the amount of penalties has hindered the Company's ability to secure financing necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's current inventory of finished lots in St. Charles is anticipated to be sold during 1996, therefore, the development of additional lots is necessary to provide inventory for sales in 1997 and beyond.

     As a result of the uncertainty regarding the magnitude of fines, the event of default, multiple loan defaults and uncertainty regarding the ability to obtain future financing, which may cause the Company to have negative cash flow in 1996, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company has historically met its liquidity requirements principally from cash flow generated by land and home sales, property management fees, distributions from Housing Development Associates S.E. ("HDA") and residential rental partnerships and from bank financing providing funds for development and working capital.

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

     During the first quarter of 1996, four apartment projects in Puerto Rico were sold under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). This sale, after taxes, will generate approximately $11.4 million of cash. Approximately $9.2 million of cash proceeds is pledged to curtail bank debt and the remainder will be used to pay legal fees related to the wetlands convictions and support operations. As a result of the debt curtailments, the FDIC loan will be paid off and NationsBank will have a first lien on commercial properties in St. Charles which will have the effect of improving the Company's cash flow as the release prices under the NationsBank agreement are less than that of the FDIC.

     During 1995, the Company negotiated loan extensions with NationsBank and Signet Bank. NationsBank has agreed to extend the maturity of its loans until May 1998. Under the agreement, the extension of the maturity beyond November 30, 1995 was contingent upon a mandatory principal curtailment of $2.2 million which will be made with the proceeds of the LIHPRHA sale. Signet Bank agreed to extend the maturity of its loans until September 1996. The balance of the Signet loans as of March 31, 1996 is $2.3 million. The Company anticipates it will pay off these loans prior to their maturity with the proceeds from the sale of commercial and residential land which secure the loans.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On February 29, 1996, each of IGC, SCA and Mr. Wilson were convicted on four counts of felony violations of Section 404 of the Clean Water Act. Sentencing is expected to occur in June 1996. On March 12, 1996, IGC and SCA received service of process with respect to the civil action. Maximum statutory penalties possible against each of IGC and SCA under the criminal action are $50,000 per day for each of four felony violations or, alternatively, twice the pecuniary gain realized by the Company from any illegal action. The maximum statutory penalty possible under the civil action is $25,000 per day for each of nine separate violations. In the civil action the U.S. Attorney also seeks to enjoin the Company from engaging in future illegal wetlands practices. As a result of the conviction, the U.S. Environmental Protection Agency has issued a notice of suspension temporarily excluding IGC and SCA from participation in federal government assistance, loan and benefit programs and federal procurement activities. IGC and SCA are contesting the suspension.

     Management believes the Company and Mr. Wilson have many strong arguments to present on appeal of the criminal convictions. Accordingly, the Company and Mr. Wilson will appeal the criminal convictions and will continue to defend vigorously against charges in the civil action.

ITEM 2. MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As a result of the wetlands litigation verdict, Signet Bank issued a notice of default on its loan. The outstanding balance of this loan at March 31, 1996 is $2,319,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
- -------  -----------------------------------------   --------------------------

10(a)    Modification to employment agreement        Filed herewith
         between Interstate General Company L.P.
         and John E. Hans dated April 16, 1996



        (b)   Reports on Form 8-K.

              None

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


                                            INTERSTATE GENERAL COMPANY L.P.
                                            -------------------------------
                                                      (Registrant)


                                            By:  Interstate General Management
                                                 Corporation
                                                 Managing General Partner


Dated:    May 15, 1996                      By:  /s/ James J. Wilson
        -----------------                        -----------------------------
                                                 James J. Wilson
                                                 Chairman and Chief
                                                 Executive Officer


Dated:    May 15, 1996                      By:  /s/ John E. Hans
        -----------------                        -----------------------------
                                                 John E. Hans
                                                 Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
- -------                                    -------


10(a) Modification to employment agreement between Interstate General Company L.P. and John E. Hans dated April 16, 1996.