Form 10-Q
period 1996-06-30
INTERSTATE GENERAL CO L P
filed 1996-08-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

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
                                     INDEX





PART I         FINANCIAL INFORMATION                                    Page
                                                                        Number
Item 1.        Consolidated Financial Statements                        ------

               Consolidated Statements of Income for
                 the Six Months Ended June 30, 1996 and
                 1995. (Unaudited)                                           3

               Consolidated StatementS of Income for
                 the Three Months Ended June 30, 1996 and
                 1995. (Unaudited)                                           4

               Consolidated Balance Sheets at June 30, 1996
                 (Unaudited) and December 31, 1995.                          5

               Consolidated Statement of Changes in
                 Partners' Capital for the Six
                 Months Ended June 30, 1996.
                 (Unaudited)                                                 7

               Consolidated Statements of Cash Flow for the
                 Six Months Ended June 30, 1996 and 1995.
                 (Unaudited)                                                 8

               Consolidated Statements of Cash Flow for the
                 Three Months Ended June 30, 1996 and 1995.
                 (Unaudited)                                                 9

               Notes to Consolidated Financial Statements.                  10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               and Six Month Periods Ended June 30, 1996 and 1995.          20

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                            30

Item 2.        Material Modifications of Rights of Registrant's             31
               Securities

Item 3.        Defaults Upon Senior Securities                              31

Item 4.        Submission of Matters to a Vote of Security Holders          31

Item 5.        Other Information                                            31

Item 6.        Exhibits and Reports on Form 8-K                             32

               Signatures                                                   33

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)
                                                       1996            1995
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $   10,160      $    9,686
  Homebuilding - home sales                              5,717           5,846
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                              15,796           1,330
    Apartment rental income                              3,241           2,314
  Management and other fees, substantially all
    from related entities                                3,270           2,192
  Interest and other income                                493             213
                                                    ----------      ----------
    Total revenues                                      38,677          21,581
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     7,189           4,941
  Cost of home sales                                     5,383           5,423
  Selling and marketing                                    714             733
  General and administrative                             4,430           4,575
  Rental apartment expenses                              3,090           2,194
  Depreciation and amortization                            197             202
  Interest expense                                       1,714           1,083
  Wetlands litigation expenses                             650             317
                                                    ----------      ----------
    Total expenses                                      23,367          19,468
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                 15,310           2,113

PROVISION FOR INCOME TAXES                               5,443             557
                                                    ----------      ----------

INCOME BEFORE MINORITY INTEREST                          9,867           1,556
  Minority interest                                        475             165
                                                    ----------      ----------
NET INCOME                                          $    9,392      $    1,391
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $       94      $       14
  LIMITED PARTNERS                                       9,298           1,377
                                                    ----------      ----------
                                                    $    9,392      $    1,391
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .91      $      .13
                                                    ==========      ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                      10,257          10,253
                                                    ==========      ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                    (In thousands, except per unit amounts)
                                  (Unaudited)

                                                       1996            1995
                                                   -----------     ------------
REVENUES:
  Community development - land sales                $    6,854       $   4,986
  Homebuilding - home sales                              2,993           2,911
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                                 444             636
    Apartment rental income                              2,120           1,167
  Management and other fees, substantially all
    from related entities                                1,061             884
  Interest and other income                                320             116
                                                    ----------      ----------
    Total revenues                                      13,792          10,700
                                                    ----------      ----------
EXPENSES:
  Cost of land sales                                     4,493           2,208
  Cost of home sales                                     2,690           2,678
  Selling and marketing                                    358             355
  General and administrative                             1,671           2,243
  Rental apartment expenses                              1,968           1,099
  Depreciation and amortization                            112             110
  Interest expense                                         497             553
  Wetlands litigation expenses                             650             317
                                                    ----------      ----------
    Total expenses                                      12,439           9,563
                                                    ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                  1,353           1,137

PROVISION FOR INCOME TAXES                                 620             150
                                                    ----------      ----------
INCOME BEFORE MINORITY INTERESTS                           733             987
  Minority interest                                        403             (84)
                                                    ----------      ----------
NET INCOME                                          $      330      $    1,071
                                                    ==========      ==========
NET INCOME
  GENERAL PARTNERS                                  $        3      $       11
  LIMITED PARTNERS                                         327           1,060
                                                    ----------      ----------
                                                    $      330      $    1,071
                                                    ==========      ==========

NET INCOME PER UNIT                                 $      .03      $      .10
                                                    ==========      ==========

WEIGHTED AVERAGE UNITS OUTSTANDING                      10,257          10,257
                                                    ==========      ==========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  A S S E T S
                                                    June 30,      December 31,
                                                      1996            1995
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)
CASH AND SHORT-TERM INVESTMENTS
  Unrestricted                                       $  4,925       $  3,476
  Restricted                                            1,575          2,125
                                                     --------       --------
                                                        6,500          5,601
                                                     --------       --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                        31,882         33,088
    St. Charles, Maryland                              28,214         27,826
    Other United States locations                      14,790         15,522
    Notes receivable on lot sales and other             5,913          3,122
                                                     --------       --------
                                                       80,799         79,558
                                                     --------       --------
ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                    2,029          3,254
  Investment in joint venture                             315            250
  Receivables and other                                   300            315
                                                     --------       --------
                                                        2,644          3,819
                                                     --------       --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment properties, net of accumulated
    depreciation of $20,023 and $5,124 as of
    June 30, 1996 and December 31, 1995,
    respectively                                       40,490         23,348
  Investment in residential rental partnerships        11,206         10,922
  Other receivables, net of reserves of
    $5 and $384 as of June 30, 1996
    and December 31, 1995, respectively                 2,034          2,452
                                                     --------       --------
                                                       53,730         36,722
                                                     --------       --------
OTHER ASSETS
  Costs in excess of net assets acquired, less
    accumulated amortization of $964 and $888
    as of June 30, 1996 and December 31, 1995,
    respectively                                        2,071          2,147
  Deferred costs regarding waste technology and other   3,136          2,975
  Property, plant and equipment, less accumulated
    depreciation of $2,308 and $2,216 as of June 30,
    1996 and December 31, 1995, respectively            1,203          1,271
                                                     --------       --------
                                                        6,410          6,393
                                                     --------       --------
    Total assets                                     $150,083       $132,093
                                                     ========       ========
                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                   June 30,      December 31,
                                                     1996            1995
                                                  -----------    ------------
                                                  (Unaudited)     (Audited)

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and accrued liabilities           $  4,072       $  5,719
  Mortgages and notes payable                             525            301
  Accrued income tax liability - current                5,843            464
  Accrued income tax liability - deferred               4,768          4,704
                                                     --------       --------
                                                       15,208         11,188
                                                     --------       --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                        35,027         47,841
  Non-recourse debt                                     2,062          2,034
  Accounts payable, accrued liabilities
    and deferred income                                 4,797          3,752
                                                     --------       --------
                                                       41,886         53,627
                                                     --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                           946            981
  Account payable, accrued liabilities
    and deferred income                                 2,018          2,746
                                                     --------       --------
                                                        2,964          3,727
                                                     --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,241          1,322
  Non-recourse debt                                    39,179         22,650
  Accounts payable and accrued liabilities              2,995          1,670
                                                     --------       --------
                                                       43,415         25,642
                                                     --------       --------
    Total liabilities                                 103,473         94,184
                                                     --------       --------
PARTNERS' CAPITAL
  General partners' capital                             4,379          4,292
  Limited partners' capital-10,257 Units
    issued and outstanding as of
    June 30, 1996 and December 31, 1995                42,231         33,617
                                                     --------       --------
    Total partners' capital                            46,610         37,909
                                                     --------       --------
    Total liabilities and partners' capital          $150,083       $132,093
                                                     ========       ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        INTERSTATE GENERAL COMPANY L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                (In thousands)
                                  (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital           Total
                                      --------       ---------       ---------


Balances, December 31, 1995            $ 4,292        $33,617         $37,909

Net income for the three
  months ended March 31, 1996               91          8,971           9,062
                                       -------        -------         -------
Balances, March 31, 1996               $ 4,383        $42,588         $46,971

Net income for the three months
  ended June 30, 1996                        3            327             330

Distributions for the three months
  ended June 30, 1996                       (6)          (616)           (622)

Assets transferred at general
  partner's basis                           (1)           (68)            (69)
                                       -------        -------         -------
Balances, June 30, 1996                $ 4,379        $42,231         $46,610
                                       =======        =======         =======


















                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                (In thousands)
                                  (Unaudited)

                                                           1996        1995
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 9,392     $ 1,391
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             370         265
        Investment properties                                 466         331
      Provision for income taxes                               64         557
      Equity in earnings of partnerships                  (15,484)       (764)
      Increase in sponsor and developer fees
         from partnerships                                   (191)       (182)
      Decrease (increase) in
        Homebuilding assets                                 1,240       1,472
        Community development assets                       (1,241)     (2,159)
        Restricted cash                                       550         194
      Increase in accounts payable,
        accrued liabilities and deferred income             4,049         868
                                                          -------     -------
  Net cash (used in) provided by operating activities        (785)      1,973
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in assets related to investment properties      15,986         135
  Increase in investment in joint venture                     (65)         --
  Dispositions of other assets                               (387)       (579)
                                                          -------     -------
  Net cash provided by (used in) investing activities      15,534        (444)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        11,254       7,951
  Payment of debt                                         (23,932)     (9,500)
  Employee Unit options exercised                              --         171
  Distributions to Unitholders                               (622)         --
                                                          -------     -------
  Net cash used in financing activities                   (13,300)     (1,378)
                                                          -------     -------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS             1,449         151

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD        3,476       1,120
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, JUNE 30                  $ 4,925     $ 1,271
                                                          =======     =======






                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                (In thousands)
                                  (Unaudited)
                                                           1996        1995
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                        $  330     $ 1,071
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                             165         133
        Investment properties                                 296         165
      Provision for income taxes                               69         150
      Equity in earnings of partnerships                     (302)       (450)
      Increase in sponsor and developer fees
         from partnerships                                    (87)        (91)
      Decrease (increase) in
        Homebuilding assets                                   793         615
        Community development assets                       (2,458)     (1,020)
        Restricted cash                                       (39)         66
      (Decrease) increase in accounts payable,
        accrued liabilities and deferred income            (2,122)        962
                                                          -------     -------
  Net cash (used in) provided by operating activities      (3,355)      1,601
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in assets related
    to investment properties                               16,760        (256)
  Increase in investment in joint venture                     (65)         --
  Dispositions of other assets                               (288)       (535)
                                                          -------     -------
  Net cash provided by (used in) investing activities      16,407        (791)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                         8,233       4,770
  Payment of debt                                         (17,914)     (5,428)
  Distributions to Unitholders                               (622)         --
                                                          -------     -------
  Net cash used in financing activities                   (10,303)       (658)
                                                          -------     -------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS             2,749         180

CASH AND SHORT-TERM INVESTMENTS, MARCH 31                   2,176       1,091
                                                          -------     -------
CASH AND SHORT-TERM INVESTMENTS, JUNE 30                  $ 4,925     $ 1,271
                                                          =======     =======






                  The accompanying notes are an integral part
                       of these consolidated statements.

                        INTERSTATE GENERAL COMPANY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)



(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year. Net income per unit is calculated based on weighted average units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

(2)  FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated by land and home sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     The Company's cash flow has been adversely affected by a weak market for residential lots and expenses related to the Clean Water Act litigation. Concerns over job security and a rise in mortgage rates have contributed to a slowdown in new home sales in the region. During the first six months of 1996, new home sales in Charles County were down 10% below the same period in 1995. Over the course of the Clean Water Act litigation through June 30, 1996, the Company has incurred approximately $5.3 million in related legal and consulting expenses. The Company has reserves of $550,000 to cover future estimated expenses relating to appeal of the convictions. The monetary fines and estimated remediation expenses arising from the sentence imposed on the Company remain as unreserved contingent liabilities pending results of the appeal.

     The Company's loan agreements contain certain restrictive covenants, cross default provisions and material adverse change in financial condition clauses. Signet Bank has issued a notice of default pertaining to $1.8 million of debt. As a result of this notice of default, $18.5 million of the Company's bank debt could be called into default.

     The event of default and the potential for multiple loan defaults has hindered the Company's ability to secure financing necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's current inventory of finished lots in St. Charles is anticipated to be sold during 1996, therefore, the development of additional lots is necessary to provide inventory for sales in 1997 and beyond.

     During the first quarter of 1996, four apartment projects in Puerto Rico were sold under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). This sale, after taxes, generated approximately $11.4 million of cash. Approximately $9.2 million of cash proceeds was pledged to curtail bank debt and the remainder was used to pay legal fees related to the wetlands convictions and support operations. As a result of the debt curtailments, the FDIC loan was paid off and NationsBank has a first lien on commercial properties in St. Charles which will have the effect of improving the Company's cash flow as the release prices under the NationsBank agreement are less than that of the FDIC.

     In addition to its traditional sources of liquidity, the Company has retained a consultant to pursue a capital transaction.

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of June 30, 1996, IGC manages and is a general partner in 25 real estate partnerships which own 28 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is also a limited partner in many of these partnerships. The apartment projects are financed by non-recourse mortgages. Of the 5,641 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 4,453 units.

     The Company acquired a controlling interest in four partnerships in conjunction with the 1994 purchase of partnership interests from IBC, by purchasing IBC's remaining 1.1% limited partnership interest in those partnerships. The terms were consistent with the original agreement and resulted in a charge to capital of $69,000 for the difference in IBC's book basis, and IGC's basis of the receivables satisfied. The affect on the Company's consolidated balance sheet was a $17,689,000 increase to assets and liabilities.

     As of June 30, 1996, IGC holds a controlling interest in seven of the partnerships. The results of operations, assets and liabilities of these partnerships are included in the accompanying consolidated financial statements. The Company's investment in the remaining partnerships are accounted for under the equity method. The combined condensed statements of income for the three and six month periods ended June 30, 1996 and 1995 shown below include the operating results of all 25 partnerships. The results of operations for the four projects sold pursuant to LIHPRHA are not included. These four partnerships that produced $4.5 million of revenue, $300,000 of net income and $63,000 of cash flow for the year ended 1995 were sold for $52.7 million and generated a gain of $38.1 million. As a result of this sale, IGC received $16.4 million in cash and recognized earnings of $14.6 million.

                                       HOUSING PARTNERSHIPS'
                           COMBINED CONDENSED STATEMENTS OF INCOME (1)
                                            (Unaudited)

                      Three Months Ended June 30,   Six Months Ended June 30,
                      ---------------------------   -------------------------
                            1996      1995              1996         1995
                           -------   -------           -------      -------
                             (In thousands)                (In thousands)

Operating income           $10,421   $10,202           $20,670      $20,408
                           -------   -------           -------      -------
Operating expenses
  Depreciation               1,642     1,594             3,267        3,183
  Other                      8,700     8,630            17,430       17,194
                           -------   -------           -------      -------
                            10,342    10,224            20,697       20,377
                           -------   -------           -------      -------

Net income                 $    79   $  (22)           $  (27)      $    31
                           =======   =======           =======      =======

     (1) The income and expenses of three partnerships are also included in the Company's consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995. The income and expenses of four partnerships during the period April 1, 1996 to June 30, 1996 are also included in the Company's consolidated statements of income for the three and six month periods ended June 30, 1996. The total income and expenses included above that relate to these partnerships are as follows:
                                                    Income        Expenses
                                                    ------        --------

          Three months ended June 30, 1996        $2,120,307     $2,152,229
          Three months ended June 30, 1995        $2,165,306     $2,095,302
          Six months ended June 30, 1996          $4,258,692     $4,299,560
          Six months ended June 30, 1995          $4,319,879     $4,170,265

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

(4)  OPERATIONS DISTRIBUTED TO UNITHOLDERS

     On February 6, 1995, IGC distributed to its unitholders its 99% limited partnership interest in Equus (the "Equus Distribution"). IGC and its wholly owned subsidiary, Equus Management Company ("EMC"), retained the 1% general partner interest and continue to manage Equus. For a transitional period following completion of the Equus Distribution, IGC will provide certain administrative services and support to Equus pursuant to a Master Support and Services Agreement (the "Support Agreement"). Equus will reimburse IGC for costs incurred in providing these services. IGC accounts for its investment on the equity method of accounting.

(5)  DEBT

     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:


                                           Stated    Outstanding  Balance at:
                              Maturity    Interest     June 30,   December 31,
Description by Lender           Date        Rate*        1996         1995
- -------------------------  -------------- --------  ------------- ------------
                                                          (In thousands)
Non-recourse debt:
  Community Development    02-01-24 to    6.85%-9.875%   $31,756      $22,650
    Administration (1)     10-01-28
  GMAC                     10-01-19       (15)             2,361           --
  Reilly Mortgage          04-01-20       (16)             5,062           --
  Supra & Co. (8)          08-02-09       P + 1.5%         2,062        2,034
                                                         -------      -------
      Total non-recourse                                  41,241       24,684
                                                         -------      -------
Recourse debt:
  Citibank (6,12)          Demand         (9)              1,241        1,334
  NationsBank              05-31-98       P + 1%-1.5%      8,872       10,725
    (2,4,11,12)
  Washington Savings       From 11-29-96  8%-10%             447          682
    (2,3,11)               to 03-11-97
  Riggs National Bank (2)  09-15-96       P + 1.5%         1,280        1,205
  1st National Bank of     09-14-96 to    P + 1.5%-10.25%    678          765
    St. Mary's (2,3,13)    12-29-97
  Signet Bank (2,3,10)     09-01-96       P + 1.5%         1,836        3,325
  FDIC (2,4,14)            09-30-96       P + 1%              --        6,546
  Virginia First           11-16-96       P + 1.5%           346          339
    Savings (3)
  Wachovia Bank & Trust    11-30-96       P + 1%              73          227
    (2,3,11)
  Purchase money           10-28-97       10%              1,000        1,000
    mortgage (2)
  Banco Santander (2,12)   03-01-98       P + 1%           2,334           --
  FirstBank (2,12)         12-31-97       P + 1.5%        13,063       17,370
  Banco Popular (2,7,12)   12-05-98       P + 1.5%         4,000        4,000
  General (5)              From 10-26-96  7.4%-11.5%         523          566
                           to 05-16-00
  Citibank (2,12)          05-05-96       Eurodollar          --        2,361
                                          + 2.5%
  R&G Premier (2,12)       04-31-99       P + 1.5%         2,046           --
                                                         -------      -------
      Total recourse                                      37,739       50,445
                                                         -------      -------
      Total debt                                         $78,980      $75,129
                                                         =======      =======

*P = The prime lending interest rate.

Balance Sheet Classification
- ----------------------------

                                                     Outstanding  Balance at:
                                                       June 30,   December 31,
                                                         1996         1995
                                                     ------------ ------------

Mortgages and notes payable - Recourse debt              $   525      $   301
Related to community development -
  Recourse debt                                           35,027       47,841
  Non-recourse debt                                        2,062        2,034
Related to homebuilding projects - Recourse debt             946          981
Related to investment properties -
  Recourse debt                                            1,241        1,322
  Non-recourse debt                                       39,179       22,650
                                                         -------      -------
      Total debt                                         $78,980      $75,129
                                                         =======      =======

 (1) Collateralized by apartment projects and secured by FHA or the Maryland Housing Fund.
 (2)  Collateralized by community development assets.
 (3)  Collateralized by homebuilding assets.
 (4)  Collateralized by investment in residential rental partnerships.
 (5)  Collateralized by other assets.
 (6)  Collateralized by letter of credit.
 (7) Collateralized by a secondary interest in Equus Units owned by Interstate Business Corporation ("IBC").
 (8)  Minority partner in Puerto Rico land development subsidiary.
 (9) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 7.41% and 7.05% at June 30, 1996 and December 31, 1995, respectively.
(10) The financial institution granted a forbearance of the notice of default it issued as a result of the wetlands litigation verdict. The forbearance agreement required a principal curtailment on July 15, 1996, which the Company has not fully met. The financial institution reissued the notice of default on July 26, 1996.
(11) These loans contain certain covenants requiring the Company to remain in compliance with applicable laws. Unless reversed on appeal, the wetlands litigation verdict would result in a default of these covenants.
(12) These loans contain cross default provisions that could be triggered by the events of default resulting from the wetlands litigation verdict.
(13) These loans contain a provision allowing the financial institution to call the loan if there has been a material adverse change in the Company's financial condition.
(14)  Paid subsequent to year end.
(15) The note bears an interest rate of 7.75% which is reduced by an interest subsidy pursuant to Section 236 guidelines.
(16) The note bears an interest rate of 7.5% which is reduced by an interest subsidy pursuant to Section 236 guidelines.

(6)   RELATED PARTY TRANSACTIONS

      IBC and James J. Wilson, Chief Executive Officer of the Company, have an ownership interest in various entities to which IGC provided management or support services during 1996 and 1995. These entities and their relationships to IGC are as follows:

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

                             REVENUE FOR THE SIX AND THREE MONTH PERIODS ENDED
                                               JUNE 30, 1996
                                               (In thousands)
                             -------------------------------------------------
                                      Six Months                  Three Months
                             ----------------------------------   ------------
                             Management   Decrease
                              Fees and   (Increase)    Total         Total
                              Interest   in Reserve  Recognized    Recognized
                             ----------  ----------  ----------    ----------

Chastleton (a,b,e)              $ 36         $363       $399          $399
Coachman's (a,e)                  18           42         60            60
Santa Maria                       41           --         41            28
El Monte`                         55           --         55            29
Rolling Hills (a)                 45           --         45            23
Village Lake (a)                  11           --         11             5
Capital Park                     128           --        128            61
SVA (d)                           21           --         21             9
SVOBA (d)                          3           --          3             1
IBC                               20           --         20             5
                                ----         ----       ----          ----
                                $378         $405       $783          $620
                                ====         ====       ====          ====



                             REVENUE FOR THE SIX AND THREE MONTH PERIODS ENDED
                                               JUNE 30, 1995
                                               (In thousands)
                             -------------------------------------------------
                                      Six Months                  Three Months
                             ----------------------------------   ------------
                             Management   Decrease
                              Fees and   (Increase)    Total         Total
                              Interest   in Reserve  Recognized    Recognized
                             ----------  ----------  ----------    ----------

Chastleton (a,b)                $ 35         $(35)      $ --          $ --
Coachman's (a,f)                  24          304        328            --
Santa Maria                       39           --         39            19
El Monte`                         48           --         48            24
Rolling Hills (a,c)               37          352        389            24
Village Lake (a)                  13           26         39             6
Capital Park                     119           --        119            61
SVA (d)                           26            3         29            12
SVOBA (d)                          3           --          3            --
IBC                               31           --         31            16
                                ----         ----     ------          ----
                                $375         $650     $1,025          $162
                                ====         ====     ======          ====

                                 OUTSTANDING RECEIVABLE BALANCE AT
                                            (In thousands)
                      --------------------------------------------------------

                             June 30, 1996              December 31, 1995
                      ---------------------------  ---------------------------
                      Receivable                   Receivable
                         (g)     Reserve  Balance     (g)     Reserve  Balance
                      ---------- -------  -------  ---------- -------  -------

Chastleton (e,h,i,k)     $  1      $ (1)    $ --     $  380    $(347)    $ 33
Coachman's (e,j)            1        (1)      --        154      (37)     117
Santa Maria                13        --       13         --       --       --
El Monte                   20        --       20         28       --       28
Rolling Hills (e)           8        --        8        283       --      283
Village Lake (e)            1        (1)      --         51       --       51
Capital Park               27        --       27         28       --       28
SVA                        --        --       --          5       --        5
SVOBA                      --        --       --         --       --       --
IBC (e)                    --        --       --        346       --      346
                         ----      ----     ----     ------    -----     ----
                         $ 71      $ (3)    $ 68     $1,275    $(384)    $891
                         ====      ====     ====     ======    =====     ====

(a) The management fee was reduced from 4.5% or 5% to 2.5% until the project has positive cash flow and has paid all previously accrued management fees.
(b) Management agreed that it would defer all management fees until Chastleton had sufficient cash flow to fund operations and to subordinate 50% of its management fee until IBC has recovered its operating advances.
(c) The performance of this project has improved and the project produced positive cash flow during 1995 and 1996. The collection of the remaining receivable balance is considered probable and reserves related to this receivable aggregating $335,000 were recognized as income during the first quarter of 1995.
(d) The management contracts for commercial projects owned by IBC were terminated April 30, 1996. IBC became the new management agent effective May 1, 1996.
(e) During the second quarter of 1996, IBC transferred its remaining 1.1% limited partnership interest in four housing partnerships to IGC for its market value of $69,000 as satisfaction of a note receivable. The balance of this note receivable and other receivables were purchased by an affiliate of IBC for a cash payment of $1,279,000. The collection of the majority of these receivables had previously been questionable and $413,000 had been reserved. This transaction resulted in income recognition of these reserves during the second quarter of 1996.
(f) During the first quarter of 1995, IBC assigned a note receivable due from Lakeside to IGC in satisfaction of past due receivables from Coachman's. The collection of the majority of the Coachman's receivables had previously been questionable and $328,000 had been reserved. This transaction resulted in income recognition of these reserves during the first quarter of 1995. The Company collected the $352,000 receivable due from Lakeside during 1995.
(g) The outstanding receivable balances include unpaid management fees, operating advances, reimbursement due for common expenses, and interest on those balances.
(h) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.

(i) IBC has the funding obligation for operating deficits. In early 1996, IGC, as general partner, funded $184,000 of cash deficits that were satisfied in April 1996.
(j) IBC has the funding obligation for operating deficits. Since IGC equally shares the general and limited partnership interest with IBC, IGC funded a portion of the deficits.

     IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's executive offices are located. A total of 17,255 square feet of office space is leased by IGC and affiliates at approximately $205,000 per year (subject to adjustment for inflation). The leases expire in the years 1997 and 2005 and at IGC's request, IBC has the obligation to sublease the space for the remainder of the lease. During the three and six month periods ended June 30, 1996 and 1995, IGC's rent for its share of the leases was $32,000 and $48,000, respectively, and $64,000 and $95,000, respectively.

     IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $115,000 and $110,000 for the six months ended June 30, 1996 and 1995, respectively. Rental expense for the three month periods ended June 30, 1996 and 1995 was $57,000 and $44,000, respectively.

     American Family Homes, a wholly owned subsidiary of IGC, leased 3000 square feet of commercial space from IBC which was used for one of its sales centers. The lease expired December 31, 1995. Rent expense associated with this lease during the three and six month periods ended June 30, 1995 was approximately $6,000 and $16,000, respectively.

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

     IGC provides administrative support services to Equus Gaming Company L.P. pursuant to a Master Support and Services Agreement. During the six months ended June 30, 1996 and 1995, IGC earned $100,000 and $100,000, respectively, in connection with such services. During the three month periods ended June 30, 1996 and 1995, IGC earned $50,000 and $50,000, respectively. IGC, as general partner, has made operating advancements to Equus. The outstanding balance of the advances and reimbursements due for support services as of June 30, 1996 and December 31, 1995 was $487,000 and $225,000, respectively.

     In addition to the support provided Equus pursuant to the Support Agreement, the Company provides management services and administrative support to Equus' subsidiaries, HDA, Galapagos and S & E, and its major tenant, ECOC. The administrative support is reimbursed as the services are rendered. The management agreement with HDA continues into December 2004. Upon closing of an HDA refinancing in December 1993, the management agreement was amended to reduce the management fee to an annual fee of $250,000, adjusted annually beginning in 1994 by the percentage increase in the Consumer Price Index ("CPI"). Prior to such amendment, IGC received a management fee equal to 5% of

HDA's rental income. The HDA management fees earned during the first six months of 1996 and 1995 were $135,000 and $132,000 respectively. Management fees for the three month periods ended June 30, 1996 and 1995 were $67,000 and $66,000, respectively.

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

     Concurrent with the transaction described above, the Company executed a $3,397,000 contract of sale with Compri for three other land parcels in the Parque Escorial development. On April 1, 1996, Compri made a 20% cash payment and the remainder was satisfied by an interest bearing note collateralized by the land parcels. The note bears interest at a rate of 10% per annum commencing upon the completion of certain infrastructure improvements scheduled to be completed in the third quarter of 1996, and is payable in thirty-five monthly installments of $27,000, with a balloon payment due at maturity on April 1, 1999. Until such time as the infrastructure improvements are completed, the monthly installment will be applied to principal reduction in full.

     On September 8, 1995, the Company executed a Contract of Sale with Twenty First Century Homes S.E. ("Twenty First Century") for two parcels of land in the residential area of Parque Escorial Development for $3,520,000. Jorge Colon Nevares, a director of IGC, holds a 50% ownership interest in Twenty First Century. Closing occurred on June 27, 1996 for $2,720,000, which reflected a price adjustment due to current market conditions. The price reduction was equal to that given to the purchasers of two other parcels in the residential area. A steep increase in on site construction costs to the purchasers forced the reduction in the sales price of the land.

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

     The Company's homebuilding and community development sales continue to be greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Even though the rates have remained fairly stable and an adequate supply is available to the entry-level homebuyer, the economic uncertainties associated with the federal budget and government furloughs during 1995 and 1996 came at a time when supplies and competition were high in the Washington, D.C. market.
As a result, the profit margins in the region have continued to decline. Management anticipates the growth of the Washington, D.C. metropolitan real estate market to be adversely impacted by any future federal government closings and cutbacks. This impact may be softened for St. Mary's and Charles County due to the expansion of the Patuxent River Naval Air Station in St. Mary's County. It is anticipated that this expansion will create 13,000 jobs within the next few years. The Company has seen a significant increased interest in its U.S. commercial land. The Puerto Rico residential and business market has remained stable.

     The following discussion and analysis covers changes in the results of operations for the six and three month periods ended June 30, 1996 as compared to the results for the six and three month periods ended June 30, 1995.

     The Company's net income for the six and three months ended June 30, 1996 and 1995 totalled $9.3 million versus $1.4 million and $252,000 versus $1,071,000, respectively. A summary of these results by operation is as follows:

                                 For the Six Months    For the Three Months
                                   Ended June 30,         Ended June 30,
                                --------------------   --------------------
                                  1996        1995        1996       1995
                                  ----        ----        ----       ----
                                   (In thousands)          (In thousands)

Community development           $ 2,389     $ 4,490     $ 1,901     $ 2,822
Homebuilding                       (273)       (220)          2         (82)
Investment properties and
  asset management               19,217       3,642       1,657       1,588
Other income and expenses        (6,498)     (5,964)     (2,610)     (3,107)
                                -------     -------     -------     -------
Net income before
  provision for income tax       14,835       1,948         950       1,221
Provision for income tax          5,443         557         620         150
                                -------     -------     -------     -------
Net income                      $ 9,392     $ 1,391     $   330     $ 1,071
                                =======     =======     =======     =======

Community Development Operations

    The following table presents selected community development financial data:
                                     For the Six Months    For the Three Months
                                       Ended June 30,         Ended June 30,
                                   ---------------------   --------------------
                                      1996       1995         1996       1995
                                    --------   --------      ------     ------
                                   (In thousands, except units and percentages)
Lots Sold:
  Commercial and business parks (acres)
    St. Charles, Maryland                1         11         --         10
    Parque Escorial, Puerto Rico         4          5          4          2
  Residential lots (units)
    St. Charles, MD
      Developed single-family lots      14         71         14         40
    Montclair, Virginia
      Semi-developed parcel             53         --         --         --
    Parque Escorial, Puerto Rico       300         --        160         --
    Westbury, Maryland
      Developed single-family lots      14         --         14         --
Average Sales Price:
  Commercial and business parks
    (per acre)
    St. Charles, Maryland             $126       $325         --       $338
    Parque Escorial, Puerto Rico      $757       $666       $757       $ 33
  Residential (per unit)
    St. Charles, Maryland
      Developed single-family lots    $ 38       $ 40       $ 38       $ 39
    Montclair, Virginia
      Semi-developed parcel           $ 15         --         --         --
    Parque Escorial, Puerto Rico      $ 17         --       $ 17         --
    Westbury, Maryland
      Developed single-family lots    $ 23         --       $ 23         --
Average Gross Profit Margin:
  Commercial and business parks
    St. Charles, Maryland              57%        69%         --        69%
    Parque Escorial, Puerto Rico       49%        46%        51%        26%
  Residential lots
    St. Charles, Maryland
      Developed single-family lots     32%        38%        32%        38%
    Montclair, Virginia
      Semi-developed parcel             --         --         --         --
    Parque Escorial, Puerto Rico       29%         --        29%         --
    Westbury, Maryland
      Developed single-family lots     (1%)        --         (1)%       --
Sales revenue                      $10,160     $9,686     $6,854     $4,986
Cost of sales                        7,189      4,941      4,493      2,208
                                   -------     ------     ------     ------
Gross profit                       $ 2,971 29% $4,745 49% $2,361 34% $2,778 56%
                                   -------     ------
Selling and marketing                  107         90         57         40
Minority interest                      475        165        403        (84)
                                   -------     ------     ------     ------
Operating profit                   $ 2,389 23% $4,490 46% $1,901 27% $2,822 57%
                                   =======     ======     ======     ======
Interest expense included
  in cost of sales                 $   201     $  410     $  194     $  275
                                   =======     ======     ======     ======

     Land sales increased 5% to $10.2 million for the six months ended June 30, 1996 from $9.7 million for this same period in 1995. Land sales increased 38% to $6.9 million for the three months ended June 30, 1996 from $5.0 million for the same period in 1995. The sales in the three and six months ended June 30, 1996 were primarily residential sales, whereas over 69% of the sales during the comparable periods in 1995 were generated from commercial land sales. The new home sales in Charles County, Maryland for the first six months of 1996 were down 10% from the same period in 1995. This decline is the primary reason why the residential lot sales in St. Charles were 80% lower in the first six months of 1996 than the same period in 1995.

     Gross profit margins from community development decreased to 29% from 49% during the first six months of 1996. Gross profits from community development decreased to 34% for the three month period ended June 30, 1996 from 56% for the same period in 1995. The decline in the gross profit margins is attributable primarily to the mix of sales as described above. The commercial property in St. Charles typically generates gross profit margins that range from 50% to 80%, whereas the gross profit margins on the residential lot sales in St. Charles range from 25% to 50%. As a result of the Company's efforts to close out the Westbury and Montclair projects, the lots have been sold at breakeven or minimal losses. The commercial property in Puerto Rico generates a gross profit margin that ranges from 40% to 54% and the new residential lots are currently providing 29%. The ranges in gross profit margins are created by the differences in location, size and condition of the property and current market conditions. The gross margins for the St. Charles residential lots will continue to average at the low end as the remaining lots in Westlake Village are sold. Management expects residential lot sales in Fairway to begin in 1997 which should raise the overall gross margin average for residential lot sales. The lots in Puerto Rico are close in location and very similar. Their margins should remain stable and increase as the market conditions allow sales price increases.

     Minority partner interest increased $310,000 from $165,000 to $475,000 during the six months ended June 30, 1996 and $487,000 from $(84,000) to $403,000 during the three months ended June 30, 1996 in comparison with this same periods in 1995. A minority interest shares in 20% of the profits from the Puerto Rico land sales. The increases or decreases are a direct reflection of the volume and type of the Puerto Rico lot sales as described in detail on the preceding charts.

Homebuilding Operations

     The following table presents selected homebuilding data:

                            For the Six Months          For the Three Months
                              Ended June 30,               Ended June 30,
                        ---------------------------  -------------------------
                            1996           1995         1996          1995
                        ------------   ------------  -----------  ------------
                             (In thousands, except units and percentages)

Units Settled:
    Semi-Custom              34             41            20           19
    Tract                    21             15             8            9
                           ----           ----          ----         ----
                             55             56            28           28
                           ====           ====          ====         ====
Net New Orders:
    Semi-Custom              69             42            20           12
    Tract                     6             18             2            9
                           ----           ----          ----         ----
                             75             60            22           21
                           ====           ====          ====         ====
Units Backlog:
    Semi-Custom              73             82            73           82
    Tract                     9              8             9            8
                           ----           ----          ----         ----
                             82             90            82           90
                           ====           ====          ====         ====
Unit backlog under
  construction:
    Semi-custom              29             29            29           29
    Tract                    10             17            10           17
                           ----           ----          ----         ----
                             39             46            39           46
                           ====           ====          ====         ====
Average Sales Price:
    Semi-Custom
      (excludes lots)   $    99        $    89       $   108      $    84
    Tract               $   113        $   147       $   105      $   145

Backlog                 $10,303        $10,566       $10,303      $10,566

Backlog average
  sales price           $   126        $   117       $   126      $   117

Home sales              $ 5,717        $ 5,846       $ 2,993      $ 2,911
Cost of sales             5,383          5,423         2,690        2,678
                        -------        -------       -------      -------
Gross profit                334   6%       423   7%      303 10%      233   8%
                        -------        -------       -------      -------
Selling and marketing       607            643           301          315
                        -------        -------       -------      -------
Operating loss          $  (273) (5%)  $  (220) (4%) $     2  0%  $   (82) (3%)
                        =======        =======       =======      =======

     Revenues from home sales decreased 2% to $5.7 million for the six months ended June 30, 1996 from $5.8 million for same period of 1995. The primary reasons for this decrease were the 23% decrease in the average sales price of the tract homes sold during the first six months of 1996 through a close out program and a 36% reduction in the number of semi-custom homes sold during the first quarter of 1996 as compared to the same periods in 1995. This decline was offset in part by the 40% increase of tract home sales in the first six months of 1996 that were generated by the close out programs as compared to the 1995 period. Home sales increased 3% to $3.0 million for the three months ended June 30, 1996 from $2.9 million for the same period of 1995. This increase was attributable primarily to the increase in the average sales price of the semi-custom homes to $108,000 in the 1996 period as compared to $84,000 in the comparable 1995 period.

     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including volume, pricing, efficiency of homebuilding operations, and financing costs (including costs of subsidizing customer financing, if any). The gross profit margins earned during the first six months of 1996 decreased to 6% from the 7% achieved during the same 1995 period. This decline in the gross profit margin during the first six months of 1996 was attributable primarily to the effect of the close out sale of the tract homebuilding inventory at reduced sales prices offset in part by a $300,000 reduction in construction overhead during the first six months of 1996 as compared to the same period in 1995.

     The gross profit margins increased to 10% during the second quarter of 1996 compared to the 8% earned during the second quarter of 1995. This increase is primarily attributable to $178,000 decrease in construction overhead and increase in the average semi-custom homes sales price during the second quarter of 1996 as compared to the same period of 1995. The increase was offset in part by the lower gross profit margins earned during 1996 on the tract homes sold through a close out program.

Investment Properties and Asset Management

                                                      Six Months Ended
                                                           June 30,
                                                 -----------------------------
                                                     1996             1995
                                                     ----             ----
                                                         (In thousands)

Apartment rental revenues                          $ 3,241          $ 2,314
Apartment operating expenses                         3,090            2,194
                                                   -------           ------
Apartment operating income                             151              120

Equity in earnings from partnerships
  and development fees                              15,796            1,330
Management and other fees                            3,270            2,192
                                                   -------           ------
Total operating profit                             $19,217           $3,642
                                                   =======           ======

                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                     1996             1995
                                                     ----             ----
                                                         (In thousands)

Apartment rental revenues                          $ 2,120          $ 1,167
Apartment operating expenses                         1,968            1,099
                                                   -------           ------
Apartment operating income                             152               68

Equity in earnings from partnerships
  and development fees                                 444              636
Management and other fees                            1,061              884
                                                   -------          -------
Total operating profit                             $ 1,657          $ 1,588
                                                   =======          =======


     Apartment rental revenues increased $927,000 or 40% during the first six months of 1996 as compared to this same period during 1995 and $953,000 or 81% during the three months ended June 30, 1996 as compared to this same period during 1995. These increases were primarily attributable to the consolidation of four partnerships on April 1, 1996 when the Company acquired their controlling interest.

     Equity in earnings from partnerships and development fees increased $14.5 million during the six months ended June 30, 1996 versus this same period in 1995, due primarily to the $14.6 million earned on the LIHPRHA sale. Equity in earnings from partnerships and development fees decreased $192,000 or 30% during the three months ended June 30, 1996 versus this same period in 1995. This decrease was primarily due to the elimination of equity recorded for the four newly consolidated partnerships and to the elimination of equity recorded for the four partnerships whose properties were included in the LIHPRHA sale.

     Revenues from management fees increased $1.1 million or 49% during the first six months of 1996 in comparison with the same period of the prior year. This was due primarily to $1,362,000 of special management fees earned in 1996 from the LIHPRHA transaction and a $275,000 recognition of reserved management fees, offset by the elimination of $78,000 of fees earned from the four newly consolidated partnerships, and by the 1995 recognition of $469,000 of reserved management fees. Management and other fees increased $177,000 or 20% during the three months ended June 30, 1996 as compared to this same period in 1995. This increase was due primarily to the $275,000 recognition of reserved management fees offset by the elimination of the fees earned from the four newly consolidated partnerships.

Other Income and Expenses
                                                       For the Six Months
                                                         Ended June 30,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------
                                                         (In thousands)

Interest and other income                            $   493          $   213
General and administrative                            (4,430)          (4,575)
Depreciation and amortization                           (197)            (202)
Interest expense                                      (1,714)          (1,083)
Wetland litigation expenses                             (650)            (317)
                                                     -------          -------
                                                     $(6,498)         $(5,964)
                                                     =======          =======

                                                      For the Three Months
                                                         Ended June 30,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------
                                                         (In thousands)

Interest and other income                            $   320          $   116
General and administrative                            (1,671)          (2,243)
Depreciation and amortization                           (112)            (110)
Interest expense                                        (497)            (553)
Wetland litigation expenses                             (650)            (317)
                                                     -------          -------
                                                     $(2,610)         $(3,107)
                                                     =======          =======

     Interest and other income increased $280,000 or 131% during the six months ended June 30, 1996 in comparison with this same period in 1995. Interest and other income increased $204,000 or 176% during the three month period ended June 30, 1996 versus the comparable period in 1995. These increases consisted primarily of interest earned on notes receivable from land sales that resulted from an increase in the balance of notes receivable.

     General and administrative expenses decreased $145,000 or 3% during the first six months of 1996 as compared to the first six months of 1995. This decrease is primarily attributable to a $116,000 reduction of consulting fees, $99,000 reduction of salaries and wages and a $205,000 overall reduction of office expenses. This reduction was offset by the $165,000 of non-recurring costs pursuant to an employment agreement, the $74,000 change in accrued incentive compensation as a result of the change in the market price of IGC's and Equus' Units and the net change of allowance for doubtful accounts. General and administrative expenses decreased $572,000 or 25% during the three month period ended June 30, 1996 as compared to this same period in 1995. This decrease is primarily attributable to a $157,000 reduction in office and travel expenses, the $163,000 reduction of costs pursuant to an employment agreement, $131,000 reduction of salaries, and other reductions and timing differences of legal and consulting fees.

     Depreciation and amortization expense declined $5,000 or 2% during the first six months of 1996 as compared to this same period in 1995. Depreciation and amortization increased $2,000 or 2% during the three months ended June 30, 1996 as compared to the three month period ended June 30, 1995.

     Interest expense increased $631,000 or approximately 58% during the six months ended June 30, 1996 versus the comparable period of 1995. This increase is primarily a result of accrued loan fees of $500,000 and a 2% increase in the interest rate on approximately $10,000,000 of debt during the first quarter of 1996 that was triggered by certain events of default. Interest expense decreased $56,000 or 10% during the three months ended June 30, 1996 versus this same period in 1995. This decrease was due primarily to a reduction in the Company's outstanding debt obligations during the 1996 period.

     Provision for Income Tax. The provision for Puerto Rico income taxes during the six months ended June 30, 1996 increased to $5,443,000 compared to $557,000 during the first six months of 1995. This increase was due primarily to the recognition of taxable income in 1996, resulting from distributions received from partnerships in Puerto Rico that sold their apartment projects. No taxable income of a similar magnitude was generated by the Company during the first six months of 1995.

     The provision for income taxes during the three months ended June 30, 1996 increased to $620,000 compared to $150,000 for the three months ended June 30, 1995. This increase was due primarily to the recognition of taxable income during the three months ended June 30, 1996 resulting from the sale of land in Puerto Rico.

FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated by land and home sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     The Company's cash flow has been adversely affected by a weak market for residential lots and expenses related to the Clean Water Act litigation. Concerns over job security and a rise in mortgage rates have contributed to a slowdown in new home sales in the region. During the first six months of 1996, new home sales in Charles County were down 10% below the same period in 1995. Over the course of the Clean Water Act litigation through June 30, 1996, the Company has incurred approximately $5.3 million in related legal and consulting expenses. The Company has reserves of $550,000 to cover future estimated expenses relating to appeal of the convictions. The monetary fines and estimated remediation expenses arising from the sentence imposed on the Company remain as unreserved contingent liabilities pending results of the appeal.

     The Company's loan agreements contain certain restrictive covenants, cross default provisions and material adverse change in financial condition clauses. Signet Bank has issued a notice of default pertaining to $1.8 million of debt. As a result of this notice of default, $18.5 million of the Company's bank debt could be called into default.

     The event of default and the potential for multiple loan defaults has hindered the Company's ability to secure financing necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's current inventory of finished lots in St. Charles is anticipated to be sold during 1996, therefore, the development of additional lots is necessary to provide inventory for sales in 1997 and beyond.

     During the first quarter of 1996, four apartment projects in Puerto Rico were sold under the 1990 Low Income Housing Preservation and Resident

Homeownership Act ("LIHPRHA"). This sale, after taxes, generated approximately $11.4 million of cash. Approximately $9.2 million of cash proceeds was pledged to curtail bank debt and the remainder was used to pay legal fees related to the wetlands convictions and support operations. As a result of the debt curtailments, the FDIC loan was paid off and NationsBank has a first lien on commercial properties in St. Charles which will have the effect of improving the Company's cash flow as the release prices under the NationsBank agreement are less than that of the FDIC.

     In addition to its traditional sources of liquidity, the Company has retained a consultant to pursue a capital transaction.

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

     On February 29, 1996, each of IGC, SCA and Mr. Wilson were convicted on four counts of felony violations of Section 404 of the Clean Water Act. On June 17, 1996 the Court sentenced IGC and SCA to probation for five years and imposed fines of $2,000,000 on IGC and $1,000,000 on SCA. The fines are payable in unspecified installments within a period of two years as directed by the U.S. Probation Officer. The Court also ordered IGC and SCA to comply with a Wetlands Restitution/Mitigation Plan as directed by the Corps and the U.S. Probation Officer. The definitive plan has not been presented to the Company, however the Company expects that the plan will involve a conservation easement covering between 40 and 100 acres in the vicinity of the St. Charles Towne Center and other remediation activities requiring estimated costs of $2 million. The Court sentenced Mr. Wilson to a period of twenty-one months incarceration and imposed a $1,000,000 fine payable in six months. He was also placed on supervised release for one year and ordered to comply with the Wetlands Restitution/Mitigation Plan. The Court denied Mr. Wilson's request for bail pending appeal and ordered him to report to a federal correctional facility within sixty days. Following the conviction the U.S. Environmental Protection Agency ("EPA") commenced a suspension and debarment proceeding against IGC and Mr. Wilson. EPA has expressed willingness to settle the proceeding without suspension or debarment under an agreement requiring the Company and Mr.Wilson to implement an environmental law compliance program, the terms of which are being negotiated.

     Management believes the Company and Mr. Wilson have many strong arguments to present on appeal of the criminal convictions. Promptly following sentencing, the Company and Mr. Wilson filed notices of appeal with the United States Court of Appeals for the Fourth Circuit. On July 16, 1996 a three judge panel of the Fourth Circuit unanimously granted Mr. Wilson's motion for bail pending appeal. The Fourth Circuit has set an initial briefing schedule during the early Fall but has not scheduled oral argument. The U.S. Attorney has agreed to suspend prosecution of the civil action until the Fourth Circuit has ruled on the appeals.

ITEM 2. MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As a result of the wetlands litigation verdict, Signet Bank issued a notice of default on its loan. The Company agreed to meet certain terms and conditions as specified by the bank in exchange for forbearance of the default.

One of these terms required a mandatory principal payment on July 15, 1996 that the Company has not fully met. Signet Bank issued another notice of default. The outstanding loan balance as of June 30, 1996 was $1,836,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
- -------  -----------------------------------------   --------------------------

10(a)    Agreement of Purchase and Sale between      Filed herewith
         Interstate Business Corporation and
         Interstate General Company L.P. dated
         June 12, 1996 for the Partnership
         Interests in:
              Wakefield Terrace Associates
              Wakefield Third Age Associates
              Palmer Apartments Associates
              Headen House Associates Limited Partnership

10(b)    Second Amendment to Employment Agreement    Filed herewith
         between Interstate General Company L.P.
         and Edwin L. Kelly dated May 20, 1994

10(c)    Agreement of Purchase and Sale between      Filed herewith
         A.P.S. Associates Limited Partnership,
         Interstate General Company L.P. and
         St. Charles Associates L.P. dated
         April 3, 1996

10(d)    Agreement between H&C Trading, LLC and      Filed herewith
         Interstate General Company L.P. dated
         August 6, 1996.


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


Dated:  August 14, 1996                     By:  /s/ James J. Wilson
        ---------------                          -----------------------------
                                                 James J. Wilson
                                                 Chairman, President and Chief
                                                 Executive Officer


Dated:  August 14, 1996                     By:  /s/ John E. Hans
        ---------------                          -----------------------------
                                                 John E. Hans
                                                 Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
- -------                                    -------


10(a) Agreement of Purchase and Sale between Interstate Business Corporation and Interstate General Company L.P. dated June 12, 1996 for the Partnership Interests in:
                    Wakefield Terrace Associates
                    Wakefield Third Age Associates
                    Palmer Apartments Associates
                    Headen House Associates Limited Partnership

10(b) Second Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994

10(c) Agreement of Purchase and Sale between A.P.S. Associates Limited Partnership, Interstate General Company L.P. and St. Charles Associates L.P. dated April 3, 1996.

10(d) Agreement between H&C Trading, LLC and Interstate General Company L.P. dated August 6, 1996.