Form 10-Q/A
period 1996-06-30
INTERSTATE GENERAL CO L P
filed 1996-10-04
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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




Dated:  October 4, 1996                     By:  /s/ John E. Hans
        ---------------                          -----------------------------
                                                 John E. Hans
                                                 Senior Vice President and
                                                 Chief Financial Officer