Form 10-Q
period 1996-09-30
INTERSTATE GENERAL CO L P
filed 1996-11-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-9393

                      Interstate General Company L.P.
             ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                                     52-1488756
     -------------------------------                   --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                       222 Smallwood Village Center
                       St. Charles, Maryland  20602
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
                                   INDEX




PART I         FINANCIAL INFORMATION                                 Page
                                                                     Number
Item 1.        Consolidated Financial Statements                     ------

               Consolidated Statements of Income (Loss) for
                 the Nine Months Ended September 30, 1996
                 and 1995. (Unaudited)                                    3

               Consolidated Statements of Loss for
                 the Three Months Ended September 30, 1996
                 and 1995. (Unaudited)                                    4

               Consolidated Balance Sheets at September 30, 1996
                 (Unaudited) and December 31, 1995.                       5

               Consolidated Statements of Changes in
                 Partners' Capital for the Nine
                 Months Ended September 30, 1996.
                 (Unaudited)                                              7

               Consolidated Statements of Cash Flow for the
                 Nine Months Ended September 30, 1996 and 1995.
                 (Unaudited)                                              8

               Consolidated Statements of Cash Flow for the
                 Three Months Ended September 30, 1996 and 1995.
                 (Unaudited)                                              9

               Notes to Consolidated Financial Statements.               10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Nine
               and Three Months Ended September 30, 1996 and 1995.       23

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                         31

Item 2.        Material Modifications of Rights of Registrant's          33
               Securities

Item 3.        Defaults Upon Senior Securities                           33

Item 4.        Submission of Matters to a Vote of Security Holders       33

Item 5.        Other Information                                         33

Item 6.        Exhibits and Reports on Form 8-K                          33

               Signatures                                                34

                      INTERSTATE GENERAL COMPANY L.P.
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)

                                                      1996         1995
                                                   ----------   -----------
REVENUES:
  Community development - land sales               $  10,036    $   11,598
  Homebuilding - home sales                            8,050         8,378
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                            16,279         1,932
    Apartment rental income                            5,380         3,463
  Management and other fees, substantially all
    from related entities                              4,001         3,047
  Interest and other income                              695           409
                                                  ----------    ----------
    Total revenues                                    44,441        28,827
                                                  ----------    ----------
EXPENSES:
  Cost of land sales                                   7,538         6,440
  Cost of home sales                                   7,553         7,663
  Selling and marketing                                1,075         1,065
  General and administrative                           6,289         6,308
  Rental apartment expense                             5,213         3,307
  Depreciation and amortization                          257           328
  Interest expense                                     2,077         1,823
  Wetlands litigation expenses                           750         2,091
                                                  ----------    ----------
    Total expenses                                   30,752        29,025
                                                  ----------    ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                         13,689          (198)
PROVISION FOR INCOME TAXES                             4,773           813
                                                  ----------    ----------

INCOME (LOSS) BEFORE MINORITY INTEREST                 8,916        (1,011)
MINORITY INTEREST                                        393            96
                                                  ----------    ----------
NET INCOME (LOSS)                                 $    8,523    $   (1,107)
                                                  ==========    ==========
NET INCOME (LOSS)
  GENERAL PARTNERS                                $       85    $      (11)
  LIMITED PARTNERS                                     8,438        (1,096)
                                                  ----------    ----------
                                                  $    8,523    $   (1,107)
                                                  ==========    ==========
NET INCOME (LOSS) PER UNIT                        $      .83    $     (.11)
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,257        10,254
                                                  ==========    ==========



                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF LOSS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)

                                                      1996         1995
                                                   ----------   -----------
REVENUES:
  Community development - land sales                $     10    $    1,911
  Homebuilding - home sales                            2,334         2,532
  Revenues from investment properties -
    Equity in earnings from partnerships
      and development fees                               482           602
    Apartment rental income                            2,139         1,149
  Management and other fees, substantially all
    from related entities                                731           855
  Interest and other income                              202           197
                                                  ----------    ----------
    Total revenues                                     5,898         7,246
                                                  ----------    ----------
EXPENSES:
  Cost of land sales                                     269         1,498
  Cost of home sales                                   2,170         2,240
  Selling and marketing                                  344           332
  General and administrative                           2,090         1,734
  Rental apartment expense                             2,122         1,113
  Depreciation and amortization                           90           126
  Interest expense                                       334           740
  Wetlands litigation expenses                           100         1,774
                                                  ----------    ----------
    Total expenses                                    7,519         9,557
                                                  ----------    ----------
LOSS BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                         (1,621)       (2,311)
PROVISION FOR INCOME TAXES                              (670)          256
                                                  ----------    ----------

LOSS BEFORE MINORITY INTEREST                           (951)       (2,567)
MINORITY INTEREST                                        (82)          (69)
                                                  ----------    ----------
NET LOSS                                          $     (869)   $   (2,498)
                                                  ==========    ==========
NET LOSS
  GENERAL PARTNERS                                $       (9)   $      (25)
  LIMITED PARTNERS                                      (860)       (2,473)
                                                  ----------    ----------
                                                  $     (869)   $   (2,498)
                                                  ==========    ==========

NET LOSS PER UNIT                                 $     (.08)   $     (.24)
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,257        10,257
                                                  ==========    ==========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                A S S E T S
                                                September 30,  December 31,
                                                     1996          1995
                                                -------------  -----------
                                                 (Unaudited)    (Audited)
CASH AND SHORT-TERM INVESTMENTS
  Unrestricted                                     $  2,150      $  3,476
  Restricted cash                                     1,384         2,125
                                                   --------      --------
                                                      3,534         5,601
                                                   --------      --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                      34,033        33,088
    St. Charles, Maryland                            27,245        26,287
    Other United States locations                    16,385        17,061
    Notes receivable on lot sales and other           5,068         3,122
                                                   --------      --------
                                                     82,731        79,558
                                                   --------      --------
ASSETS RELATED TO HOMEBUILDING PROJECTS
  Homebuilding construction and land                  1,790         3,254
  Investment in joint venture                           292           250
  Receivables and other                                 240           315
                                                   --------      --------
                                                      2,322         3,819
                                                   --------      --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Investment properties, net of accumulated
    depreciation of $20,319 and $5,124 as
    as of September 30, 1996 and December 31,
    1995, respectively                               39,993        23,348
  Investment in residential rental partnerships      11,421        10,922
  Other receivables, net of reserves of
    $19 and $384 as of September 30,
    1996 and December 31, 1995, respectively          2,299         2,452
                                                   --------      --------
                                                     53,713        36,722
                                                   --------      --------
OTHER ASSETS
  Costs in excess of net assets acquired, less
    accumulated amortization of $1,002 and $888
    as of September 30, 1996 and December 31,
    1995, respectively                                2,033         2,147
  Deferred costs regarding waste technology and other 2,983         2,975
  Property, plant and equipment, less accumulated
    depreciation of $2,347 and $2,216 as of
    September 30, 1996 and December 31, 1995,
    respectively                                      1,174         1,271
                                                   --------      --------
                                                      6,190         6,393
                                                   --------      --------
    Total assets                                   $148,490      $132,093
                                                   ========      ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                               September 30,   December 31,
                                                    1996           1995
                                               -------------   ------------
                                                (Unaudited)      (Audited)
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accounts payable and other accrued liabilities  $  4,478        $  5,719
  Mortgages and notes payable                          515             301
  Accrued income tax liability - current             4,555             464
  Accrued income tax liability - deferred            5,015           4,704
                                                  --------        --------
                                                    14,563          11,188
                                                  --------        --------
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                     35,485          47,841
  Non-recourse debt                                  2,108           2,034
  Accounts payable, accrued liabilities
    and deferred income                              5,382           3,752
                                                  --------        --------
                                                    42,975          53,627
                                                  --------        --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        623             981
  Accounts payable, accrued liabilities
    and deferred income                              1,878           2,746
                                                  --------        --------
                                                     2,501           3,727
                                                  --------        --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                      1,194           1,322
  Non-recourse debt                                 39,092          22,650
  Accounts payable and accrued liabilities           2,942           1,670
                                                  --------        --------
                                                    43,228          25,642
                                                  --------        --------
    Total liabilities                              103,267          94,184
                                                  --------        --------
PARTNERS' CAPITAL
  General partners' capital                          4,365           4,292
  Limited partners' capital-10,257 Units
    issued and outstanding as of September
    30, 1996 and December 31, 1995                  40,858          33,617
                                                  --------        --------
    Total partners' capital                         45,223          37,909
                                                  --------        --------
    Total liabilities and partners' capital       $148,490        $132,093
                                                  ========        ========



                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                              (In thousands)
                                (Unaudited)





                                      General        Limited
                                      Partners'      Partners'
                                      Capital        Capital        Total
                                      --------       ---------    ---------



Balances, December 31, 1995            $ 4,292        $33,617      $37,909

Net income for the six
  months ended June 30, 1996                94          9,298        9,392

Distributions for the six months
  ended June 30, 1996                       (6)          (616)        (622)

Assets transferred at general
  partner's basis                           (1)           (68)         (69)
                                       -------        -------      -------
Balances, June 30, 1996                $ 4,379        $42,231      $46,610

Net (loss) for the three months
  ended September 30, 1996                  (9)          (860)        (869)

Distributions for the three months
  ended September 30, 1996                  (5)          (513)        (518)
                                       -------        -------      -------
Balances, September 30, 1996           $ 4,365        $40,858      $45,223
                                       =======        =======      =======


















                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)

                                                        1996        1995
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $ 8,523     $(1,107)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                          552         409
        Investment properties                              874         497
      Provision for income taxes                           311         813
      Equity in earnings of partnerships                  (563)     (1,204)
      Increase in sponsor and developer fees
         from partnerships                                (251)       (273)
      Decrease (increase) in
        Homebuilding assets                              1,539       1,402
        Community development assets                    (3,173)     (1,193)
        Restricted cash                                    741      (1,240)
      Increase (decrease) in accounts payable,
        accrued liabilities and deferred income          3,612        (546)
                                                       -------     -------
  Net cash provided by (used in) operating activities   12,165      (2,442)
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in investment in joint venture                  (42)         --
  Decrease in assets related to investment properties      594         201
  Net (acquisitions) dispositions of other assets         (349)       (819)
                                                       -------     -------
  Net cash provided by (used in) investing activities      203        (618)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     13,243      26,701
  Payment of debt                                      (25,797)    (22,812)
  Employee Unit options exercised                           --         171
  Distributions to Unitholders                          (1,140)         --
                                                       -------     -------
  Net cash (used in) provided by financing activities  (13,694)      4,060
                                                       -------     -------

NET (DECREASE) INCREASE IN CASH
  AND SHORT-TERM INVESTMENTS                            (1,326)      1,000
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR       3,476       1,120
                                                       -------     -------
CASH AND SHORT-TERM INVESTMENTS, SEPTEMBER 30          $ 2,150     $ 2,120
                                                       =======     =======






                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)


                                                        1996        1995
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (869)    $(2,498)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization
        Corporate                                          182         144
        Investment properties                              408         166
      Provision for income taxes                           247         256
      Equity in earnings of partnerships                  (313)       (440)
      Increase in sponsor and developer fees
         from partnerships                                 (60)        (91)
      Decrease (increase) in
        Homebuilding assets                                299         (70)
        Community development assets                    (1,932)        966
        Restricted cash                                    191      (1,434)
      Decrease in accounts payable,
        accrued liabilities and deferred income           (437)     (1,414)
                                                       -------     -------
  Net cash used in operating activities                 (2,284)     (4,415)
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in investment in joint venture                   23          --
  (Increase) decrease in assets related to
    investment properties                                 (158)         64
  Net dispositions (acquisitions) of other assets           38        (240)
                                                       -------     -------
  Net cash used in investing activities                    (97)       (176)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                      1,989      18,750
  Payment of debt                                       (1,865)    (13,311)
  Distributions to Unitholders                            (518)         --
                                                       -------     -------
  Net cash (used in) provided by financing activities     (394)      5,439
                                                       -------     -------

NET (DECREASE) INCREASE IN CASH
  AND SHORT-TERM INVESTMENTS                            (2,775)        848
CASH AND SHORT-TERM INVESTMENTS, JUNE 30                 4,925       1,272
                                                       -------     -------
CASH AND SHORT-TERM INVESTMENTS, SEPTEMBER 30          $ 2,150     $ 2,120
                                                       =======     =======





                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year. Net income per unit is calculated based on weighted average units outstanding. Outstanding options and warrants to purchase Units do not have a material dilutive effect on the calculation of earnings per Unit.

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

     The Company's cash flow has been adversely affected by a weak market for residential lots and expenses related to the Clean Water Act litigation. Concerns over job security and a rise in mortgage rates have contributed to a slowdown in new home sales in the region. During the first nine months of 1996, new home sales in Charles County were down 6.3% below the same period in 1995. Over the course of the Clean Water Act litigation through September 30, 1996, the Company has incurred approximately $5.2 million in related legal and consulting expenses. In addition, the Company has reserves of $150,000 to cover future estimated expenses relating to appeal of the convictions. The monetary fines and estimated remediation expenses arising from the sentence imposed on the Company remain as unreserved contingent liabilities pending results of the appeal.

     The Company's loan agreements contain certain restrictive covenants, cross-default provisions and material adverse change in financial condition clauses. During the second quarter, the Company reported that Signet Bank had issued a notice of default pertaining to $1.8 million of debt. This loan, which has been reduced to $1.6 million at September 30, 1996, has been extended to June 30, 1997.

     Defaults and the potential for multiple loan defaults has hindered the Company's ability to secure financing necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's remaining inventory of finished lots in St. Charles is limited, therefore, the development of additional lots will be necessary to provide inventory for sales in 1997 and beyond.

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

(3)  INVESTMENT IN RESIDENTIAL RENTAL PARTNERSHIPS

     As of September 30, 1996, IGC manages and is a general partner in 25 real estate partnerships which own 28 apartment projects in Puerto Rico, Maryland, Virginia and Washington, D.C. IGC is also a limited partner in many of these partnerships. The apartment projects are financed by non-recourse mortgages. Of the 5,641 rental units in the various partnerships, the Federal Housing Administration ("FHA") provides subsidies for low and moderate income tenants in 4,453 units.

     The Company acquired a controlling interest in four partnerships in conjunction with the 1994 purchase of partnership interests from IBC, by purchasing IBC's remaining 1.1% limited partnership interest in those partnerships. The terms were consistent with the original agreement and resulted in a charge to capital of $69,000 for the difference in IBC's book basis, and IGC's basis of the receivables satisfied. The partnership's accounts are now included in the Company's consolidated balance sheet resulting in a $17,689,000 increase to assets and liabilities.

     As of September 30, 1996, IGC holds a controlling interest in seven of the partnerships. The results of operations, assets and liabilities of these partnerships are included in the accompanying consolidated financial statements. The Company's investment in the 18 remaining partnerships are accounted for under the equity method. The combined condensed statements of income for the three and nine month periods ended September 30, 1996 and 1995 shown below include the operating results of all 25 partnerships. The results of operations for the four projects sold in 1996 pursuant to LIHPRHA are not included. These four partnerships that produced $4.5 million of revenue, $225,000 of net income and $404,000 of cash flow for the year ended 1995 were sold for $52.7 million and generated a gain of $38.1 million. As a result of this sale, IGC received $16.4 million in cash and recognized earnings of $14.6 million.

                           HOUSING PARTNERSHIPS'
            COMBINED CONDENSED STATEMENTS OF (LOSS) INCOME (1)
                                (Unaudited)

                          Nine Months Ended            Three Months Ended
                            September 30,                 September 30,
                       -----------------------        ---------------------
                         1996           1995            1996         1995
                       --------       --------        --------     --------
                           (In thousands)                (In thousands)

Operating income       $31,352        $30,779          $10,682     $10,271
                       -------        -------          -------     -------
Operating expenses
  Depreciation           4,920          4,780            1,653       1,608
  Other                 26,581         25,607            9,151       8,402
                       -------        -------          -------     -------
                        31,501         30,387           10,804      10,010
                       -------        -------          -------     -------
Net (loss) income      $  (149)       $   392          $  (122)    $   261
                       =======        =======          =======     =======

      (1) The income and expenses of three partnerships are also included in the Company's consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995. The income and expenses of four partnerships during the period April 1, 1996 to September 30, 1996 are also included in the Company's consolidated statements of income for the three and nine month periods ended September 30, 1996. The total income and expenses included above that relate to these partnerships for these time periods are as follows:
                                                    Income     Expenses
                                                    ------     --------
           Three months ended September 30, 1996  $2,263,021  $2,320,173
           Three months ended September 30, 1995  $1,149,091  $1,252,591
            Nine months ended September 30, 1996  $5,620,404  $5,885,996
            Nine months ended September 30, 1995  $3,463,059  $3,722,422

                           HOUSING PARTNERSHIPS'
                   COMBINED CONDENSED BALANCE SHEETS (1)
                                (Unaudited)

                                A S S E T S
                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  -----------
                                                       (In thousands)

Rental apartments, at cost                          $244,106     $242,732
Accumulated depreciation                             (98,599)     (93,831)
                                                    --------     --------
                                                     145,507      148,901
                                                    --------     --------
Restricted cash and marketable securities:
  Residual receipt accounts                            7,432        6,780
  Replacement reserves and escrows                    10,633       10,302
                                                    --------     --------
    Total restricted cash and marketable securities   18,065       17,082

Cash and certificates of deposit                       3,930        3,448
                                                    --------     --------
    Total cash and marketable securities              21,995       20,530
                                                    --------     --------
Other assets                                           4,122        5,169
                                                    --------     --------
    Total assets                                    $171,624     $174,600
                                                    ========     ========

                     LIABILITIES AND PARTNERS' CAPITAL

                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  -----------
                                                         (In thousands)

Non-recourse mortgage notes and accrued interest    $174,851     $177,354
Loans and interest payable to the Company             11,215       11,112
Other liabilities                                     15,991       14,918
                                                    --------     --------
    Total liabilities                                202,057      203,384
                                                    --------     --------
Partners' capital
  Capital contributions, net of distributions         (3,805)      (2,315)
  Retained earnings                                  (26,628)     (26,469)
                                                    --------     --------
    Total partners' capital                          (30,433)     (28,784)
                                                    --------     --------
    Total liabilities and partners' capital         $171,624     $174,600
                                                    ========     ========
      (1) The assets and liabilities of three partnerships are also included in the Company's consolidated balance sheets as of September 30, 1996 and December 31, 1995. The assets and liabilities of four additional partnerships are also included in the Company's consolidated balance sheet as of September 30, 1996. The total assets and liabilities included above that relate to these partnerships as of September 30, 1996 and December 31, 1995 are $30,127,577 and $22,563,621, respectively.

                           HOUSING PARTNERSHIPS'
         COMBINED CONDENSED STATEMENTS OF OPERATING CASH FLOW (1)
                                (Unaudited)


                                     Nine Months Ended   Three Months Ended
                                       September 30,       September 30,
                                    ------------------   ------------------
                                      1996      1995       1996     1995
                                    --------  --------   -------- --------
                                                 (In thousands)

Net (loss) income                     $ (149)   $  392     $ (122)  $  261
Add back non-cash items:
  Depreciation                         4,920     4,780      1,653    1,608
  Other                                  293       313        137      101
Deduct cash expenditures
  Mortgage principal                   2,559     2,468        947      841
  Capital additions                    1,581       894        517      235
  Net replacement reserve
    (releases) deposits                   30        27       (142)    (107)
                                      ------    ------     ------   ------
Net cash flow before distributions    $  894    $2,096     $  346   $1,001
                                      ======    ======     ======   ======

      (1) The net cash flow before distributions of three partnerships are also included in the Company's consolidated statements of cash flow for the three and nine month periods ended September 30, 1996 and 1995. The net cash flow before distributions of four partnerships during the period April 1, 1996 to September 30, 1996 are also included in the Company's consolidated statements of cash flow for the three and nine month periods ended September 30, 1996. The net cash flow before distributions included above that relate to these partnerships for these time periods are as follows:

             Three months ended September 30, 1996     $ (61,952)
             Three months ended September 30, 1995     $  59,193
              Nine months ended September 30, 1996     $ (72,756)
              Nine months ended September 30, 1995     $ 125,491


     The FHA, Puerto Rico Housing Finance Corporation ("PRHFC"), State and District of Columbia housing agencies and the partnership agreements require that the accumulation of cash in the partnerships be sufficient to liquidate all current liabilities before distributions to partners are permitted. Most of the partnership agreements provide that IGC receive a zero to 5% interest in profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations. During the nine and three month periods ended September 30, 1996 and 1995, the Company received cash distributions from these partnerships of $810,000 and $980,000, respectively, and $397,000 and $306,000, respectively.

(4)  OPERATIONS DISTRIBUTED TO UNITHOLDERS

     On February 6, 1995, IGC distributed to its unitholders its 99% limited partnership interest in Equus Gaming Company L.P. ("Equus") (the "Equus Distribution"). IGC and its wholly owned subsidiary, Equus Management Company ("EMC"), retained the 1% general partner interest. As general partner, the Company provides management services. In addition, IGC provided certain administrative services and support to Equus pursuant to a Master Support and Services Agreement (the "Support Agreement") until August 1, 1996 at which time IBC assumed the responsibilities of the Support Agreement. As of September 30, 1996 and December 31, 1995, $436,000 and $225,000, respectively, were due from Equus to the Company for these services and operating advances. IGC accounts for its investment on the equity method of accounting.

(5)  DEBT

     The Company's outstanding debt is collateralized primarily by land, housing and other land improvements, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC:

                                        Stated    Outstanding  Balance at:
                           Maturity    Interest  September 30, December 31,
Description by Lender        Date        Rate        1996          1995
----------------------  -------------- --------  ------------- ------------
                                                       (In thousands)
Non-recourse debt:
  Community Development   02-01-24 to   6.85%-9.875%   $31,697      $22,650
    Administration (a)    10-01-28
  GMAC                    10-01-19      (n)              2,352           --
  Reilly Mortgage         04-01-20      (o)              5,043           --
  Supra & Co. (h)         08-02-09      P + 1.5%         2,108        2,034
                                                       -------      -------
      Total non-recourse                                41,200       24,684
                                                       -------      -------
Recourse debt:
  Citibank (f,l)          Demand        (i)              1,194        1,334
  NationsBank             05-31-98      P + 1%-1.5%      8,872       10,725
    (b,d,k,l)
  Washington Savings      From 12-27-96 9%-10.50%          271          682
    (b,c,k)               to 05-19-97
  Riggs National Bank (b) 09-30-97      P + 1.5%         1,309        1,205
  1st National Bank of    06-15-97 to   P + 1.5%-9.5%      613          765
    St. Mary's (b,c,m)    12-29-97
  Signet Bank (b,j)       10-31-96      P + 1.5%         1,571        3,325
  FDIC (b,d)              09-30-96      P + 1%              --        6,546
  Virginia First          11-16-96      P + 1.5%-2%        277          339
    Savings (c)
  Wachovia Bank & Trust   11-30-96      P + 1%              37          227
    (b,k)
  Purchase money          10-28-97      10%              1,000        1,000
    mortgage (b)
  Banco Santander (b,l)   03-01-98      P + 1%           1,797           --
  FirstBank (b,l)         12-31-97      P + 1.5%        14,396       17,370
  Banco Popular (b,g,l)   12-05-98      P + 1.5%         4,000        4,000
  General (e)             From 11-05-96 P + 1.25%-10.9%    515          566
                          to 11-03-00
  Citibank (b,l,n)        05-05-96      Eurodollar          --        2,361
                                        + 2.5%
  R&G Premier (b,l)       04-31-99      P + 1.5%         1,965           --
                                                       -------      -------
      Total recourse                                    37,817       50,445
                                                       -------      -------
      Total debt                                       $79,017      $75,129
                                                       =======      =======

*P = The prime lending interest rate.

Balance Sheet Classification
----------------------------

                                                 Outstanding   Balance at:
                                                 September 30, December 31,
                                                     1996          1995
                                                 ------------- ------------

Mortgages and notes payable - Recourse debt            $   515      $   301
Related to community development -
  Recourse debt                                         35,485       47,841
  Non-recourse debt                                      2,108        2,034
Related to homebuilding projects - Recourse debt           623          981
Related to investment properties -
  Recourse debt                                          1,194        1,322
  Non-recourse debt                                     39,092       22,650
                                                       -------      -------
      Total debt                                       $79,017      $75,129
                                                       =======      =======

      (a) Collateralized by apartment projects and secured by FHA or the Maryland Housing Fund.
      (b)  Collateralized by community development assets.
      (c)  Collateralized by homebuilding assets.
      (d) Collateralized by investment in residential rental partnerships.
      (e)  Collateralized by other assets.
      (f)  Collateralized by letter of credit.
      (g) Collateralized by a secondary interest in Equus Units owned by Interstate Business Corporation ("IBC").
      (h)  Minority partner in Puerto Rico land development subsidiary.
      (i) The interest rate is not fixed to maturity and is renegotiated on a periodic basis. The interest rate was 7.75% and 7.05% at September 30, 1996 and December 31, 1995, respectively.
      (j) The financial institution granted a forbearance of the notice of default it issued as a result of the wetlands litigation verdict. The forbearance agreement required a principal curtailment on July 15, 1996, which the Company did not fully meet. The financial institution reissued the notice of default on July 26, 1996. The financial institution has agreed to a loan modification and an extension to June 1, 1997. The documents are in process and execution is expected prior to December 31, 1996. Once executed the default status will be extinguished.
      (k) These loans contain certain covenants requiring the Company to remain in compliance with applicable laws. Unless reversed on appeal, the wetlands litigation verdict would result in a default of these covenants.
      (l) These loans contain cross default provisions that could be triggered by the events of default resulting from the wetlands litigation verdict.
      (m) These loans contain a provision allowing the financial institution to call the loan if there has been a material adverse change in the Company's financial condition.
      (n) The note bears an interest rate of 7.75% which is reduced by an interest subsidy pursuant to Section 236 guidelines.
      (o) The note bears an interest rate of 7.5% which is reduced by an interest subsidy pursuant to Section 236 guidelines.

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

                         REVENUE FOR THE NINE AND THREE MONTH PERIODS ENDED
                                        SEPTEMBER 30, 1996
                                            (In thousands)
                         --------------------------------------------------
                                      Nine Months              Three Months
                         -----------------------------------   ------------
                         Management    Decrease
                          Fees and    (Increase)    Total         Total
                         Interest     in Reserve  Recognized    Recognized
                         -----------  ----------  ----------    ----------

Chastleton (a,b,e)           $ 55       $327         $382         $  1
Coachman's (a,e)               25         29           54           --
Santa Maria                    46         --           46            5
El Monte                       74         --           74           19
Rolling Hills (a)              67         --           67           22
Village Lake (a)               18        (10)           8           --
Capital Park                  159         --          159           30
SVA (d)                        22         --           22            1
SVOBA (d)                       3         --            3           --
IBC (d)                        20         --           20           --
                             ----       ----         ----         ----
                             $489       $346         $835         $ 78
                             ====       ====         ====         ====



                         REVENUE FOR THE NINE AND THREE MONTH PERIODS ENDED
                                        SEPTEMBER 30, 1995
                                         (In thousands)
                         --------------------------------------------------
                                      Nine Months             Three Months
                         ----------------------------------   -------------
                         Management   Decrease
                          Fees and   (Increase)    Total         Total
                          Interest   in Reserve  Recognized    Recognized
                         ----------  ----------  ----------    ----------

Chastleton (a,b)           $   54       $(53)      $    1         $ --
Coachman's (a,f)               36        292          328           --
Santa Maria                    74         --           74           17
El Monte                       56         --           56           26
Rolling Hills (a,c)            61        352          413           24
Village Lake (a)               19         26           45            6
Capital Park                  234         --          234           79
SVA (d)                        41          3           44           15
SVOBA (d)                       5         --            5            2
IBC (d)                        48         --           48           16
                           ------       ----       ------         ----
                           $  628       $620       $1,248         $185
                           ======       ====       ======         ====

                              OUTSTANDING RECEIVABLE BALANCE AT
                                         (In thousands)
                   --------------------------------------------------------
                        September 30, 1996           December 31, 1995
                   ---------------------------  ---------------------------
                   Receivable                   Receivable
                      (g)     Reserve  Balance     (g)     Reserve  Balance
                   ---------- -------  -------  ---------- -------  -------

Chastleton (e,h,i)    $ 29      $(19)     $10     $  380    $(347)    $ 33
Coachman's (e,j)        12        (8)       4        154      (37)     117
Santa Maria              1        --        1         --       --       --
El Monte                39        --       39         28       --       28
Rolling Hills (e)       41        --       41        283       --      283
Village Lake (e)        12       (10)       2         51       --       51
Capital Park            18        --       18         28       --       28
SVA (d)                 --        --       --          5       --        5
SVOBA (d)               --        --       --         --       --       --
IBC (d,e)                1        --        1        346       --      346
                      ----      ----     ----     ------    -----     ----
                      $153      $(37)    $116     $1,275    $(384)    $891
                      ====      ====     ====     ======    =====     ====

      (a) The management fee was reduced from 4.5% or 5% to 2.5% until the project has positive cash flow and has paid all previously accrued management fees.
      (b) Management agreed that it would defer all management fees until Chastleton had sufficient cash flow to fund operations and to subordinate 50% of its management fee until IBC has recovered its operating advances.
      (c) The performance of this project has improved and the project produced positive cash flow during 1995. The collection of the remaining receivable balance is considered probable and reserves related to this receivable aggregating $335,000 were recognized as income during the first quarter of 1995.
      (d) The management contracts for commercial projects owned by IBC were terminated April 30, 1996. IBC became the new management agent effective May 1, 1996. IGC receives reimbursement for services provided to these properties.
      (e) During the second quarter of 1996, IBC transferred its remaining 1.1% limited partnership interest in four housing partnerships to IGC for its market value of $69,000 as partial satisfaction of a note receivable. The balance of this note receivable and other receivables were purchased by an affiliate of IBC for a cash payment of $1,279,000. The collection of the majority of these receivables had previously been questionable and $413,000 had been reserved. This transaction resulted in income recognition of these reserves during the second quarter of 1996.
      (f) During the first quarter of 1995, IBC assigned a note receivable due from Lakeside to IGC in satisfaction of past due receivables from Coachman's. The collection of the majority of the Coachman's receivables had previously been questionable and $328,000 had been reserved. This transaction resulted in income recognition of these reserves during the first quarter of 1995. The Company collected the $352,000 receivable due from Lakeside during 1995.

      (g) The outstanding receivable balances include unpaid management fees, operating advances, reimbursement due for common expenses, and interest on those balances.
      (h) IGC is contingently liable under $4.6 million of letters of credit issued by NationsBank collateralized by land, which secure additional bonds issued for Chastleton.
      (i) IBC has the funding obligation for operating deficits. In early 1996, IGC, as general partner, funded $184,000 of cash deficits that were satisfied in April 1996 (see subnote (e) above).
      (j) IBC has the funding obligation for operating deficits. Since IGC equally shares the general and limited partnership interest with IBC, IGC funded a portion of the deficits.


      IGC and affiliates lease office space from Smallwood Village Associates Limited Partnership ("SVA"), one of IBC's commercial properties in which IGC's executive offices are located. A total of 17,255 square feet of office space is leased by IGC and affiliates at approximately $205,000 per year (subject to adjustment for inflation). The leases expire in the years 1997 and 2005 and at IGC's request, IBC has the obligation to sublease the space for the remainder of the lease. During the three and nine month periods ended September 30, 1996 and 1995, IGC's rent for its share of the leases was $40,000 and $45,000, respectively, and $99,000 and $140,000, respectively.

      IGC's Puerto Rico executive office has been located in the Doral Building since November 1991 under a five-year lease providing for a first-year payment of rent of approximately $187,000 and certain escalations for increases in the CPI and pro-rata share of operating expenses in years two through five. Rental expense for the executive office and certain other property in Puerto Rico leased from affiliates was $169,000 and $171,000 for the nine months ended September 30, 1996 and 1995, respectively.
Rental expense for the three month periods ended September 30, 1996 and 1995 was $61,000 and $61,000, respectively.

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

      In addition to the management services as specified in the partnership agreement and other support provided Equus pursuant to the Support Agreement, the Company provides management services and administrative support to Equus' subsidiaries, HDA, Galapagos and S & E, and its major tenant, ECOC. The administrative support is reimbursed as the services are rendered. The management agreement with HDA expires December 2004. The base annual management fee of $250,000 is adjusted annually beginning in 1994 by the percentage increase in the Consumer Price

Index ("CPI"). The HDA management fees earned during the first nine months of 1996 and 1995 were $203,000 and $198,000, respectively. Management fees for the three month periods ended September 30, 1996 and 1995 were $81,000 and $64,000, respectively. Effective August 1, 1996, IGC assigned the management agreement to EMC.

      Pursuant to a consulting agreement effective December 15, 1993, ECOC has retained as executive management three racing consultants employed by IGC. ECOC reimburses all of IGC's payroll, bonus, fringe benefits and out-of-pocket expenses associated with the employment of the consultants, and reimburses IGC for other personnel who from time to time provide services to ECOC. Such reimbursements are subject to certain limitations on increases in reimbursable costs during the term of the consulting agreement. Effective April 1, 1996, the IGC employees were transferred to EMC and the consulting agreement was assigned to EMC. ECOC uses certain land owned by Land Development Associates, S.E. ("LDA") for a sanitary landfill in connection with its operation of the El Comandante Race Track. LDA has authorized this use, but has reserved the right to terminate such use if it conflicts with future development by LDA. Jorge Colon Nevares, a director of IGMC, also serves as a director of ECOC and Thomas B. Wilson, an IGMC director, serves as ECOC's president.

      On March 31, 1995, IGC sold two parcels in the Parque Escorial development in Puerto Rico to Compri Caribe Development Corp. ("Compri"), a corporation wholly owned by Jorge Colon Nevares, a director of the Company's managing general partner, for use in its operations. The terms of sale provided for a sales price of $3,453,000, of which $693,000 was paid in cash, and the remainder of which was satisfied by a note in the amount of $2,760,000. The note is collateralized by the land parcels and bears interest at a rate of 10% per annum commencing upon the completion of certain infrastructure improvements. Monthly payments of principal and interest totalling $27,000 commenced May 1, 1995 with a balloon payment due at maturity on April 1, 1998. On August 27, 1996 Compri released from the mortgage a parcel of 3,026 square meters upon paying $505,847.

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

     The Company's homebuilding and community development sales continue to be greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Even though the rates have remained fairly stable and an adequate supply is available to the entry-level homebuyer, the economic uncertainties associated with the federal budget and government furloughs during 1995 and 1996 came at a time when supplies and competition were high in the Washington, D.C. market. As a result, the area's inventory remains high and profit margins continue to decline.

     The Company has substantially completed its tract homebuilding projects and will not resume construction until the area's inventory is reduced and profit margins increase to a suitable return. The housing markets in St. Mary's and Charles County are anticipated to be favorably impacted by the expansion of the Patuxent River Naval Air Station in St. Mary's County. This expansion will create 13,000 jobs within the next few years. Management anticipates the light industrial and business park land sales to increase after the absorption of the excess inventory in the region. Currently, the Company has seen a significant increased interest in its U.S. commercial land. The Puerto Rico residential and commercial market has remained stable.

     The following discussion and analysis covers changes in the results of operations for the nine and three month periods ended September 30, 1996 as compared to the results for the nine and three month periods ended September 30, 1995.

     The Company's net income (loss) for the nine and three months ended September 30, 1996 and 1995 totalled $8.5 million versus $(1.1 million) and $(.9 million) versus $(2.5 million), respectively. A summary of these results by operation is as follows:

                                For the Nine Months    For the Three Months
                                Ended September 30,     Ended September 30,
                                --------------------    -------------------
                                  1996        1995        1996       1995
                                --------    --------    -------    --------
                                   (In thousands)          (In thousands)

Community development           $ 1,911     $ 4,963    $  (247)    $   473
Homebuilding                       (384)       (251)      (110)        (31)
Investment properties and
  asset management               20,447       5,135      1,230       1,493
Other income and expenses        (8,678)    (10,141)    (2,412)     (4,177)
                                -------     -------    -------     -------
Net income (loss) before
  provision for income tax       13,296        (294)    (1,539)     (2,242)
Provision for income tax          4,773         813       (670)        256
                                -------     -------    -------     -------
Net income (loss)               $ 8,523     $(1,107)   $  (869)    $(2,498)
                                =======     =======    =======     =======

Community Development Operations

    The following table presents selected community development financial data:

                                    For the Nine Months    For the Three Months
                                    Ended September 30,    Ended September 30,
                                   ---------------------   --------------------
                                      1996       1995         1996       1995
                                    --------   --------      ------     ------
                                   (In thousands, except units and percentages)
Lots Sold:
  Commercial and business parks (acres)
    St. Charles, Maryland                1         14         --          3
    Parque Escorial, Puerto Rico         4          5         --         --
  Residential lots (units)
    St. Charles, MD
      Developed single-family lots      11        109          3         38
      Developed townhome lots            6         --         --         --
    Montclair, Virginia
      Semi-developed parcel             53         21         --         21
    Parque Escorial, Puerto Rico       376         --         --         --
    Westbury, Maryland
      Developed single-family lots      14         --         --         --
  Bulk and miscellaneous sales (acres)   1         --          1         --

Average Sales Price:
  Commercial and business parks
    (per acre)
    St. Charles, Maryland             $126       $269       $ --       $ 87
    Parque Escorial, Puerto Rico      $682       $666       $ --       $ --
  Residential (per unit)
    St. Charles, Maryland
      Developed single-family lots    $ 43       $ 39       $ 48       $ 37
      Developed townhome lots         $ 32       $ --       $ --       $ --
    Montclair, Virginia
      Semi-developed parcel           $ 15       $ 12       $ --       $ 12
    Parque Escorial, Puerto Rico      $ 14       $ --       $ --       $ --
    Westbury, Maryland
      Developed single-family lots    $ 23       $ --       $ --       $ --
  Bulk and miscellaneous sales        $ 60       $ --       $ 60       $ --

Average Gross Profit Margin:
  Commercial and business parks
    St. Charles, Maryland              58%        69%         --        69%
    Parque Escorial, Puerto Rico       40%        46%         --         --
  Residential lots
    St. Charles, Maryland
      Developed single-family lots     37%        35%        43%        29%
      Developed townhome lots          29%         --         --         --
    Montclair, Virginia
      Semi-developed parcel             0%         0%         --         0%
    Parque Escorial, Puerto Rico       27%         --         --         --
    Westbury, Maryland
      Developed single-family lots    (1)%         --         --         --
  Bulk and miscellaneous sales         93%         --        93%         --

                             For the Nine Months      For the Three Months
                             Ended September 30,      Ended September 30,
                            ---------------------   ----------------------
                               1996       1995         1996          1995
                             --------   --------      ------        ------
                            (In thousands, except units and percentages)

Sales revenue                $10,036     $11,598     $   10          $1,911
Cost of sales                  7,538       6,440        269           1,498
                             -------      ------     ------          ------
Gross profit                   2,498 25%   5,158 44%   (259) (2590%)    413 22%
                             -------      ------     ------          ------
Selling and marketing            194          99         70               9
Minority interest                393          96        (82)            (69)
                             -------      ------     ------          ------
Operating profit             $ 1,911      $4,963     $ (247)         $  473
                             =======      ======     ======          ======
Interest expense included
  in cost of sales           $   144      $  591     $   14          $  181
                             =======      ======     ======          ======

     Land sales decreased to $10 million for the nine months ended September 30, 1996 from $11.6 million for this same period in 1995. Land sales decreased to $10,000 for the three months ended September 30, 1996 from $1.9 million for the same period in 1995. The percentage of revenues earned during the first nine months of 1996 for commercial and business park land sales was 30% as compared to 62% of revenues earned during 1995. Commercial and business park sales are usually large individual sales that do not occur on a repetitive basis. The U.S. residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions. Excess new and resale home inventory levels throughout the industry have reduced the need for homebuilders to purchase additional lots. The effect of this decline in U.S. residential lot sales was offset by the addition of residential lot sales in Puerto Rico. In addition to reduced residential lot sales, the third quarter of 1996 was adversely impacted by a $194,000 adjustment to sales revenue for discounts given to purchasers. Certain off-site work was not completed adjacent to Parque Escorial which has limited the access to the property sold earlier this year and in 1995. The discounts were negotiated on a sale by sale basis.

     Gross profit margins from community development decreased to 25% during the first nine months of 1996 from 44% during the same period in 1995 due to the change in mix described above. The commercial business park land sales produced 51% of the profits during the first nine months of 1996 as compared to 95% during the same period in 1995. During the third quarter of 1996, the period costs and the discounts given on Parque Escorial sales were in excess of the sales revenue resulting in a gross loss as compared to a 22% gross profit in the third quarter of 1995. A $1.8 million land sale to IBC scheduled to settle in the third quarter 1996 was delayed. This sale produced a gross profit of $1.2 million and cash before debt service of $1.8 million in the fourth quarter.

     Minority partner interest increased $297,000 from $96,000 to $393,000 during the nine months ended September 30, 1996 and decreased $13,000 from $(69,000) to $(82,000) during the three months ended September 30, 1996 in comparison with the same periods in 1995. A minority interest shares in 20% of the profits from the Puerto Rico land sales. The increases or decreases are a direct reflection of the volume and type of the Puerto Rico lot sales as described in detail on the preceding charts.

Homebuilding Operations

 The following table presents selected homebuilding data:

                         For the Nine Months         For the Three Months
                         Ended September 30,         Ended September 30,
                     ---------------------------  -------------------------
                         1996           1995         1996          1995
                     ------------   ------------  -----------  ------------
                          (In thousands, except units and percentages)

Units Settled:
    Semi-Custom            49           60            15           19
    Tract                  27           20             6            5
                         ----         ----          ----         ----
                           76           80            21           24
                         ====         ====          ====         ====
Net New Orders:
    Semi-Custom            16           63            (3)          21
    Tract                  28           22             2            4
                         ----         ----          ----         ----
                           44           85            (1)          25
                         ====         ====          ====         ====
Units Backlog:
    Semi-Custom            55           84            55           84
    Tract                   5            7             5            7
                         ----         ----          ----         ----
                           60           91            60           91
                         ====         ====          ====         ====
Unit backlog under
  construction:
    Semi-custom            29           27            29           27
    Tract                   8           28             8           28
                         ----         ----          ----         ----
                           37           55            37           55
                         ====         ====          ====         ====
Average Sales Price:
    Semi-Custom
      (excludes lots) $   100      $    91       $   102      $    95
    Tract             $   117      $   146       $   134      $   146

Backlog               $ 7,318      $11,035       $ 7,318      $11,035

Backlog average
  sales price         $   122      $   121       $   122      $   121

Home sales            $ 8,050      $ 8,378       $ 2,334      $ 2,532
Cost of sales           7,553        7,663         2,170        2,240
                      -------      -------       -------      -------
Gross profit              497 6%       715   9%      164  7%      292  12%
                      -------      -------       -------      -------
Selling and marketing     881          966           274          323
                      -------      -------       -------      -------
Operating loss        $  (384)     $  (251)      $  (110)     $   (31)
                      =======      =======       =======      =======

     Revenues from home sales decreased 4% to $8.1 million for the nine months ended September 30, 1996 from $8.4 million for same period of 1995. Home sales decreased 8% to $2.3 million for the three months ended September 30, 1996 from $2.5 million for the same periods in 1995. The primary reasons for these decreases were the 20% and 8% decreases in the average sales price of the tract homes sold during the first nine months and third quarter of 1996 through a close out program and an 18% and 21% reduction in the number of semi-custom homes sold during the first nine months and third quarter of 1996 as compared to the same periods in 1995.

     Gross profits as a percentage of homebuilding revenues for a particular period are a function of various factors including volume, pricing, efficiency of homebuilding operations, and financing costs (including costs of subsidizing customer financing, if any). The gross profit margins earned during the nine months 1996 decreased to 6% from the 9% achieved during the same 1995 period. The gross profit margins decreased to 7% during the third quarter of 1996 compared to the 12% earned during the third quarter of 1995. These declines in the gross profit margin during the 1996 periods were attributable primarily to the effect of the close out sale of the tract homebuilding inventory at reduced sales prices offset in part by a $372,000 and $68,000 reduction in construction overhead during the nine and three months ended September 30, 1996 as compared to the same periods in 1995.


Investment Properties and Asset Management


                                      Nine Months Ended  Three Months Ended
                                        September 30,       September 30,
                                      -----------------  ------------------
                                        1996     1995       1996     1995
                                        ----     ----       ----     ----
                                       (In thousands)      (In thousands)

Apartment rental revenues             $ 5,380  $ 3,463    $ 2,139  $ 1,149
Apartment operating expenses           (5,213)  (3,307)    (2,122)  (1,113)
                                      -------  -------    -------  -------
Apartment operating income                167      156         17       36
                                      -------  -------    -------  -------
Equity in earnings from partnerships
  and development fees                 16,279    1,932        482      602
Management and other fees               4,001    3,047        731      855
                                      -------  -------    -------  -------
Total operating profit, before cost
  of management operations            $20,447  $ 5,135    $ 1,230  $ 1,493
                                      =======  =======    =======  =======


     Apartment operating income during the nine and three months ended September 30, 1996 was $167,000 and $156,000, respectively, compared to $17,000 and $36,000, respectively, during the same periods in 1995. These increases were primarily attributable to the consolidation of four partnerships on April 1, 1996 when the Company gained control of these partnerships through an acquisition of additional limited partnership units.

     Equity in earnings from partnerships and development fees during the nine months ended September 30, 1996 increased to $16.3 million from $1.9 million for the same period in 1995, due primarily to the $14.6 million earned on the LIHPRHA sale. Equity in earnings from partnerships during the three months ended September 30, 1996 decreased to $482,000 from $602,000 for the same period in 1995, primarily due to the elimination of equity recorded on the four partnerships whose properties were included in the LIHPRHA sale and the four newly consolidated partnerships.

     Revenues from management fees increased $954,000 or 31% during the first nine months of 1996 in comparison with the same period of the prior year. This increase was due primarily to $1,362,000 of special management fees earned in 1996 from the LIHPRHA transaction offset by the elimination of $153,000 of fees earned from the four newly consolidated partnerships, the loss of $32,000 in fees earned from commercial properties now managed by IBC effective May 1, 1996, a negotiated reduction of $100,000 per year effective June 1, 1996 on one of the management contracts, and $197,000 of additional deferred management fees that were recognized in 1995. As a result of these offsets, management and other fees decreased $124,000 to $731,000 during the three months ended September 30, 1996 as compared to $855,000 during this same period in 1995.


Other Income and Expenses

                                 For the Nine Months   For the Three Months
                                 Ended September 30,   Ended September 30,
                                 -------------------   --------------------
                                   1996       1995       1996        1995
                                 --------  ---------   --------    --------
                                   (In thousands)         (In thousands)

Interest and other income        $   695   $    409     $  202      $  197
General and administrative        (6,289)    (6,308)    (2,090)     (1,874)
Depreciation and amortization       (257)      (328)       (90)       (126)
Interest expense                  (2,077)    (1,823)      (334)       (740)
Wetland litigation expenses         (750)    (2,091)      (100)     (1,634)
                                 -------   --------    -------     -------
                                 $(8,678)  $(10,141)   $(2,412)    $(4,177)
                                 =======   ========    =======     =======


     Interest and other income was $695,000 during the nine months ended September 30, 1996, a 70% increase over this same period in 1995. Interest and other income was $202,000 during the third quarter of 1996, a 3% increase from the $197,000 in this same period in 1995. These increases consisted primarily of interest earned on notes receivable from land sales that resulted from an increase in the balance of notes receivable.

     General and administrative expenses decreased $19,000 or .3% during the first nine months of 1996 as compared to the first nine months of 1995, due to management's efforts to continue its general cost reductions. General and administrative expenses increased $216,000 or 12% during the third quarter of 1996 as compared to the third quarter of 1995. This increase was primarily attributable to a $43,000 increase in general legal fees, the addition of an investor relations consultant for $42,000, an increase in board of director meetings and board member resulted in a $41,000 increase in board of directors fees, and $22,000 increase in municipal taxes due to timing differences. During the third quarter of 1995, $97,000 of outside consultant expenses were capitalized resulting in a reduction of general and administrative expense during that period with no corresponding adjustment in 1996. These increases were offset by a $27,000 overall reduction of office expenses.

     Depreciation and amortization expense decreased $71,000 or 22% during the first nine months of 1996 as compared to this same period in 1995. Depreciation and amortization decreased $36,000 or 29% during the three months ended September 30, 1996 as compared to the three month period ended September 30, 1995. These decreases were due to certain fixed assets, financing fees and similar assets becoming fully depreciated or amortized during 1995 and the first quarter of 1996.

     Interest expense increased $254,000 or approximately 14% during the nine months ended September 30, 1996 versus the comparable period of 1995. This increase is primarily a result of accrued loan fees of $500,000 offset in part by reduced loan balances in the first nine months of 1996 as compared to the same period in 1995. Interest expense decreased $406,000 or 55% during the three months ended September 30, 1996 versus this same period in 1995, as a result of reduced outstanding loan balances during the third quarter of 1996 as compared to the same quarter in 1995.

     Provision for Income Tax. The provision for Puerto Rico income taxes during the nine months ended September 30, 1996 increased to $4.8 million compared to $.8 million during the first nine months of 1995 primarily due to the income generated from the LIHPRHA transaction.

     The provision for income taxes during the three months ended September 30, 1996 decreased to $(670,000) compared to $256,000 for the three months ended September 30, 1995. This decrease is due to a decrease in income generated by the Puerto Rico operations and recognition of increased expenses during the third quarter of 1996 as compared to the same period in 1995.


FINANCING, LIQUIDITY AND RELATED MATTERS

     The Company has historically met its liquidity requirements principally from cash flow generated by land and home sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     The Company's cash flow has been adversely affected by a weak market for residential lots and expenses related to the Clean Water Act litigation. Concerns over job security and a rise in mortgage rates have contributed to a slowdown in new home sales in the region. During the first nine months of 1996, new home sales in Charles County were down 6.3% below the same period in 1995. Over the course of the Clean Water Act litigation through September 30, 1996, the Company has incurred approximately $5.2 million in related legal and consulting expenses. In addition, the Company has reserves of $150,000 to cover future estimated expenses relating to appeal of the convictions. The monetary fines and estimated remediation expenses arising from the sentence imposed on the Company remain as unreserved contingent liabilities pending results of the appeal.

     The Company's loan agreements contain certain restrictive covenants, cross-default provisions and material adverse change in financial condition clauses. During the second quarter, the Company reported that Signet Bank had issued a notice of default pertaining to $1.8 million of debt. This loan, which has been reduced to $1.6 million at September 30, 1996, has been extended to June 30, 1997.

     Defaults and the potential for multiple loan defaults has hindered the Company's ability to secure financing necessary for the development of Fairway Village, the third of five villages in the Planned Unit Development of St. Charles, Maryland. The Company's remaining inventory of finished lots in St. Charles is limited, therefore, the development of additional lots will be necessary to provide inventory for sales in 1997 and beyond.

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

     In a separate proceeding, the Company filed suit in 1990 against Charles County and the County Commissioners in the Circuit Court for Charles County to enforce a provision of the same settlement agreement that required the County to conduct an appropriate water and sewer connection fee study as the basis on which to set such fees for the St. Charles Communities. On June 22, 1992, judgment was rendered in favor of the Company, which was affirmed in 1995 by the Court of Special Appeals of Maryland. The judgment requires the County to conduct the appropriate water and sewer connection fee study. The County has indicated that it is now in the course of conducting a water and sewer connection fee study.
The adequacy of the study will be subject to review by the Company and, if necessary, the courts.

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

     On February 29, 1996, each of IGC, SCA and Mr. Wilson were convicted on four counts of felony violations of Section 404 of the Clean Water Act. On June 17, 1996 the Court sentenced IGC and SCA to probation for five years and imposed fines of $2,000,000 on IGC and $1,000,000 on SCA. The fines are payable in unspecified installments within a period of two years as directed by the U.S. Probation Officer. The Court also ordered IGC and SCA to comply with a Wetlands Restitution/Mitigation Plan as directed by the Corps and the U.S. Probation Officer. The definitive plan has not been presented to the Company, however the Company expects that the plan will involve a conservation easement covering between 40 and 100 acres in the vicinity of the St. Charles Towne Center and other remediation activities requiring estimated costs of $2 million. The Court sentenced Mr. Wilson to a period of twenty-one months incarceration and imposed a $1,000,000 fine payable in six months. He was also placed on supervised release for one year and ordered to comply with the Wetlands Restitution/Mitigation Plan. The Court denied Mr. Wilson's request for bail pending appeal and ordered him to report to a federal correctional facility within sixty days. Following the conviction, the U.S. Environmental Protection Agency ("EPA") commenced a suspension and debarment proceeding against IGC, SCA and Mr. Wilson. On October 1, 1996, EPA sent IGC and SCA a Notice of Statutory Debarment, effective June 26, 1996. A petition for removal of IGC and SCA from the list of violating facilities will be filed with EPA shortly. EPA has indicated a willingness to settle the issue upon execution by IGC and SCA of a compliance agreement committing them to take a number of actions to eliminate the conditions that led to the criminal convictions under the Clean Water Act, including implementation of an environmental management system. The compliance agreement is being negotiated.

     Management believes the Company and Mr. Wilson have many strong arguments to present on appeal of the criminal convictions. Promptly following sentencing, the Company and Mr. Wilson filed notices of appeal with the United States Court of Appeals for the Fourth Circuit. On July 16, 1996 a three judge panel of the Fourth Circuit unanimously granted Mr. Wilson's motion for bail pending appeal. The parties have filed briefs and are awaiting scheduling of oral argument. The U.S. Attorney has agreed to suspend prosecution of the civil action until the Fourth Circuit has ruled on the appeals.

ITEM 2. MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As a result of the wetlands litigation verdict, Signet Bank issued a notice of default on its loan. The Company agreed to meet certain terms and conditions as specified by the bank in exchange for forbearance of the default. One of these terms required a mandatory principal payment on July 15, 1996 that the Company did not meet at that time. As a result, Signet Bank issued another notice of default. Signet Bank has agreed to modify and extend the loan until June 1, 1997. Execution of the documents is expected to be complete no later than December 31, 1996. The outstanding loan balance as of September 30, 1996 was $1,571,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.

Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ----------------------

10(a)    Employment Agreement between Interstate     Filed herewith
         Waste Technologies, Inc. and Francis C.
         Campbell dated September 1, 1996

10(b)    Severance Agreement between Interstate      Filed herewith
         General Company L.P. and Gregory G.
         Kreizenbeck dated August 16, 1996.

10(c)    Real Estate Sales Contract between          Filed herewith
         American Family Homes, Inc. and
         Interstate Business Corporation dated
         September 30, 1996.


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


Dated:   November 14, 1996              By:  /s/ James J. Wilson
        -------------------                  -----------------------------
                                             James J. Wilson
                                             Chairman, President and Chief
                                             Executive Officer


Dated:   November 14, 1996              By:  /s/ John E. Hans
        -------------------                  -----------------------------
                                             John E. Hans
                                             Senior Vice President and
                                             Chief Financial Officer

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------




10(a) Employment Agreement between Interstate Waste Technologies, Inc. and Francis C. Campbell dated September 1, 1996

10(b)          Severance Agreement between Interstate General Company L.P.
               and Gregory G. Kreizenbeck dated August 16, 1996.

10(c) Real Estate Sales Contract between American Family Homes, Inc. and Interstate Business Corporation dated September 30, 1996.