Form 10-K
period 1996-12-31
INTERSTATE GENERAL CO L P
filed 1997-04-15
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996   Commission File Number 1-9393

                   INTERSTATE GENERAL COMPANY L.P.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)
          Delaware                                       52-1488756
-------------------------------                  --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

222 Smallwood Village Center
St. Charles, Maryland                                     20602
-------------------------------                  --------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (301) 843-8600
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 11, 1997 the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $17,089,107

Class A Units Outstanding at April 11, 1997: 10,256,785 Class A Units

                    DOCUMENTS INCORPORATED BY REFERENCE
          Form 10-K
            Item
            N/A

                      INTERSTATE GENERAL COMPANY L.P.

                       1996 Form 10-K ANNUAL REPORT

                             TABLE OF CONTENTS




                                    PART I
                                    ------

                                                                 Page
                                                                 ----


Item 1.   Business                                                 3
Item 2.   Properties                                              14
Item 3.   Legal Proceedings                                       17
Item 4.   Submission of Matters to a Vote
            of Security Holders                                   18



                                    PART II
                                    -------

Item 5.   Market Prices and Distribution on Units                 19
Item 6.   Selected Financial and Operating Data                   19
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                         21
Item 8.   Financial Statements and Supplementary Data             24
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                64



                                   PART III
                                   --------

Item 10.  Directors and Executive Officers
            of the Registrant                                     65
Item 11.  Executive Compensation                                  68
Item 12.  Security Ownership of Certain
            Unitholders and Management                            72
Item 13.  Certain Relationships and Related
            Transactions                                          73



                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               73

                                  PART I



ITEM 1.  BUSINESS

     Company Profile

     Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange and Pacific Stock Exchange. Company Management and the Board of Directors of the Company's Managing General Partner are presently undertaking steps to restructure IGC as a real estate investment trust during 1997.

     IGC is a diversified real estate organization specializing in Community Development, Investment Apartment Properties, Asset Management Services and Homebuilding. The Company owns and participates in these operations directly and through the following subsidiaries: Interstate General Properties, S.E. ("IGP"); St. Charles Associates Limited Partnership ("SCA"); Land Development Associates, S.E. ("LDA"); and American Family Homes, Inc. ("AFH"). IGC's assets and operations are concentrated primarily in the metropolitan areas of Washington, D.C. and San Juan, Puerto Rico. Additionally, its homebuilding operations are active in Virginia, North Carolina and South Carolina. Through its wholly owned subsidiary Interstate Waste Technologies, Inc. ("IWT"), the Company is involved in the pre-development of municipal waste treatment facilities.

     IGC's headquarters are located in St. Charles, Maryland. IGP, its wholly owned Puerto Rico subsidiary, is based in Hato Rey. AFH has a central office in Charlotte, North Carolina, and IWT has an office in Malvern, Pennsylvania.

     The following summarizes the business operations of IGC and its subsidiaries:

     A.   Community Development

     IGC has extensive experience in developing master planned communities. The Company and its predecessors have developed land for more than 12,000 housing units, principally in its flagship planned community of St. Charles, Maryland. The Company's successful formula involves actively managing the development process. Management utilizes established consulting firms, including land planners, engineers, architects and contractors, to assist in obtaining necessary government approvals and provide infrastructure requirements.

     IGC's master planned communities combine a variety of land uses with a spectrum of housing styles and types, including single-family homes, townhomes, condominiums and rental apartments, designed to meet the needs and desires of the marketplace. Land uses include schools, recreation, shopping, commercial, industrial, lakes, parks and open space. The Company primarily develops sites for sale to third-parties, but it also realizes land values through joint ventures and its own portfolio of investment apartment properties.

     The Company currently controls land assets of approximately 7,000 acres, principally in two planned communities that have the necessary zoning and infrastructure approvals from local government. This represents approximately 12,000 housing units and some 800 acres designated for retail, commercial, office and industrial use. Most of these land assets are located in St. Charles, Maryland, a 9,100-acre planned community which is approximately half-way to build-out; and Parque Escorial, a 432-acre planned community in Carolina, Puerto Rico. The Company, either directly or through partnerships in which it is general partner, also holds approximately 540 acres in Puerto Rico for mixed use, and 1,600 acres at several locations in the Washington, D.C. metropolitan area, including Prince William County, Virginia; and Charles County, Prince George's County and St. Mary's County in Maryland.

     St. Charles. Located approximately 20 miles southeast of Washington, D.C., St. Charles encompasses approximately 14 square miles in Charles County, Maryland. The master plan for this comprehensive planned unit development was originally approved under Docket 90 by Charles County government in 1972 and has been subsequently amended as needed. The master plan contemplates the construction of more than 24,000 housing units and the development of 1,300 acres for commercial, office and light industrial use. Today, the community has approximately 35,000 residents, 12,000 housing units, 6,000 jobs and 4.2 million square feet of commercial, office and light industrial space. Additionally, there are eight public schools, six neighborhood recreation centers, 15 lakes and miles of paved hiking/biking paths. Specific plans for St. Charles neighborhoods and site plans for business parcels are subject to approval by the Charles County Planning Commission. The community is divided by U.S. Route 301 and some of its business park land is accessed by Conrail train tracks.

     St. Charles is planned for five villages: Smallwood, Westlake, Fairway, Piney Reach and Wooded Glen. IGC has substantially completed two of the villages: Smallwood and Westlake. Development on the third--
Fairway Village--is expected to begin in 1997.   Fairway surrounds an
existing 18-hole public golf course. The village will include two neighborhoods totaling some 3,300 housing units, or about a 10-year supply of building lots based on historical build-out rates. The development of Fairway Village includes the construction of the final portion of a cross-county connector highway that will bisect the village and link U.S. Route 301 with State Route 5, a major access road to Southern Maryland.

     St. Charles also contains approximately 200 acres of available commercial property surrounding the St. Charles Towne Center, a one-million-square-foot regional mall. Opened in 1990, the center's average sales per square foot consistently ranks among the top 10 percent of all retail centers managed by Simon DeBartolo, the nation's leading owner/manager of shopping centers. In 1996, the mall attracted approximately 12 million shoppers.

     In addition to its proximity to the nation's capital, St. Charles is strategically situated to benefit from the positive effects on the Southern Maryland economy due to the relocation of approximately 6,000 jobs to the Patuxent River Naval Air Warfare Center in Lexington Park, Maryland. Southern Maryland officials expect this expansion to create a total of 13,000 new jobs between 1995-2000.

     Government Approvals. The St. Charles master plan has been incorporated in Charles County's comprehensive zoning plan. In addition, the Charles County government has agreed to provide sufficient water and sewer connections for the balance of the housing units to be developed in St. Charles. Specific development plans for each village in St. Charles is subject to approval of the County Planning Commission. Such approvals have previously been received for the villages of Smallwood, Westlake and Fairway. Approvals have not yet been sought on the final two villages.

     Competition. Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new home buyers within five miles of St. Charles. This is the result of several major national and regional homebuilders having been attracted by the growing marketplace. Charles County residential building permits have increased from 962 in 1993, 964 in 1994, 965 in 1995, and 1,090 in 1996. In this very price sensitive market, IGC management has positioned St. Charles to provide among the lowest priced building lots and homes while offering more amenities than the competition. Home sales are traditionally influenced by seasonal factors, bringing stronger demand during the spring and fall.

     Environmental Impact. Management believes that the St. Charles master plan can be completed without material adverse environmental impact and in compliance with government regulations. In 1977, a comprehensive environmental impact statement for the St. Charles master plan was prepared by the federal government and considered at federal, state and local levels. The Company believes it has abided by those approved standards (see Item 3. Legal Proceedings). However, development plans can be delayed while plans are reviewed by appropriate local, state and federal agencies and delineations of environmentally sensitive areas are determined.

     Parque Escorial. This planned community totals 432 acres and is located at the intersection of two major highways, six miles from the San Juan central business district. The original master plan was approved in October 1992, and has been periodically amended. The plan contemplates the construction of 2,900 dwelling units and 120 acres for commercial, light industrial and office use. Through its Puerto Rico subsidiary, the Company is managing general partner with an 80 percent interest in the partnership that owns and is developing Parque Escorial.

     Development began in 1994 following the sale of 61 acres of commercial land to Wal-Mart. In 1995, the retailer completed the first phase of a planned 480,000 square foot shopping center by opening Wal-Mart and Sam's Club stores totaling 240,000 square feet. Since that time, approximately 12 acres of commercial land have been sold for prices reaching $1 million per acre. There are six acres of commercial property remaining to sell and management is seeking approval to rezone an additional six acres for commercial use.

     Residential development began in 1996 after homebuilders settled land contracts for 516 housing units, 216 of which will be built and sold through a 50/50 joint venture between the Company and a prominent local builder. All of the units in this first phase will be "walk-up" condominiums, and the first units are expected to be settled during the second quarter of 1997.

     In June 1997, management expects to complete the construction of an overpass of 65th Infantry Highway, providing easy access to the community from Highway 3 at the main entrance.

     Government Approvals. The Community's master plan has approval while specific site plans are subject to planning commission review and approval. Management has secured agreements with the Puerto Rico Aqueduct and Sewer Authority to provide for adequate water and sewer capacity for the community.

     Competition. The scarcity of developable land in the San Juan metropolitan area creates a favorable market for home sales at Parque Escorial. Competition for home sales is expected primarily from small-scale condominium projects in areas considered to be less desirable than Parque Escorial. Furthermore, it is one of only two master planned communities currently planned or under development in the San Juan metropolitan area. The other is the 500-acre Encantada, which is marketed toward higher income homebuyers. Parque Escorial's home prices appeal primarily to entry level purchasers. Another contrast is that Encantada's developer is building all the homes in the community, while Parque Escorial features three separate homebuilders in Phase I, providing more selections for the consumer.

     Environmental Impact. Management believes that the Parque Escorial master plan can be completed without material adverse environmental impact and in compliance with government regulations. All of the necessary agencies have endorsed Parque Escorial's environmental impact statement. Wal-Mart has provided mitigation for 11.87 acres of wetlands impacted by their development of the shopping center site and other land.

     Other Communities. In addition to St. Charles and Parque Escorial, the Company has one site for community development in Puerto Rico and five sites in the Washington, D.C. metropolitan area.

     IGC owns the remaining parcels of residential land in the planned community of Montclair, located in Prince William County, Virginia, approximately 28 miles southwest of Washington, D.C. The Company has 87 townhome lots in its land inventory, and has a letter of understanding to sell its remaining 53 single-family lots to a third-party homebuilder.

     The Company is developing the 170-acre planned community of Westbury in Lexington Park, Maryland. The community is located in St. Mary's County, about one mile from the Patuxent River Naval Air Warfare Center, which is currently expanding its employment base. In March 1997, the Company entered into a contract to sell the remaining 52 townhome lots to a third-party homebuilder. Development of the community's final phase, consisting of approximately 300 single-family home lots, began in March 1997.

     In Prince George's County, Maryland, IGC is the general partner in a partnership that owns a 277-acre tract approximately 12 miles southeast of Washington, D.C. This Brandywine property has preliminary plan approval from the county for approximately 1,000 housing units and approximately 400,000 square feet of commercial and office space.

     The Company owns two sites in Charles County, Maryland, Middletown Road (374 acres) and Pomfret (812 acres), which are in the planning process.

     In Puerto Rico, the Company is general partner in a partnership that owns approximately 540 acres surrounding the El Comandante Race Track in Canovanas, approximately 12 miles east of San Juan. Management is currently marketing portions of the land to entertainment developers.

     B.   Investment Apartment Properties

     Since 1959, IGC and its predecessors have developed and owned residential rental apartment properties, first in Puerto Rico and then in Maryland, Virginia and Washington, D.C. IGC currently is general partner in 29 partnerships that own a total of 5,695 apartment units. In addition to a general partnership interest, IGC holds certain limited partnership interests in six of these partnerships. In seven of these partnerships (1,132 units), the Company holds greater than a 50 percent interest, so the accounts and operations are consolidated with those of the Company. The remaining 22 partnerships (4,563 units) are recorded under the equity method of accounting.

     As general partner, IGC typically recognizes zero to 5% of profits and losses of the partnerships until the limited partners have recovered their capital investments and the partnerships have accumulated earnings. Thereafter, IGC generally recognizes its full percentage of the partnerships' profits and losses.

     Typically, IGC manages the development process as follows: locates the land, conducts a feasibility study, forms a partnership to acquire the land, arranges for construction and permanent financing, and provides cost and completion guarantees. For apartment properties developed prior to the 1986 tax law changes, limited partners were admitted to the partnerships through syndication at the time the project financings were closed. Since that time, the apartment properties completed have admitted a financing partner or partners as needed.

     Each of the apartment partnerships are financed by non-recourse mortgages. The U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies for residents in 4,453 of the 5,695 apartment units. HUD also provides mortgage insurance and, in some cases, interest subsidies to the partnerships. Additionally, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit ("LIHTC") program, and other units are subject to income guidelines set by the Maryland Community Development Administration.

     HUD subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under Section 8, the government pays to the apartment partnerships the difference between market rental rates (determined in accordance with government procedures) and the amounts that the government deems the residents are able to afford. Under Section 236, the government provides interest subsidies directly to the apartment partnerships through a reduction in the properties' mortgage interest rate and with a corresponding reduction in resident rental rates. In order to comply with the requirements of Section 8 and Section 236, residents are screened by IGC for eligibility under HUD guidelines. Subsidies are provided according to the terms of long-term contracts between the federal government and the partnerships.

     Cash flow from operations is subject to guidelines and limits established by the partnerships' regulatory agreements with HUD, and the housing agencies in Maryland, Virginia, Puerto Rico or Washington, D.C. ("State Financing Agencies"). The regulatory agreements also define that if the cash from operations generated by a apartment property has exceeded the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee and controlled by HUD or the State Financing Agency. Funds in these restricted escrow accounts may be used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency.

     As the general partner, the Company actively pursues the maximum earning potential of its investment apartment properties. Management explores various options, including refinancing, property sale and condominium conversion, in order to maximize equity value and cash flow. The following are recent examples of this management in action:

     In March 1996 the Company sold four properties in Puerto Rico totaling 918 units to non-profit organizations for $52,660,000. IGC received approximately $16 million of cash distributions, repayment of receivables and fees. The sale was accomplished under the guidelines of HUD's Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). IGC will continue to manage these properties.

     In December 1996, IGC completed approximately $27 million in refinancings on three market-rate apartment properties in St. Charles, which will result in a cumulative savings to the three partnerships of approximately $500,000 annually. The refinancings reduced 9.9% non-recourse mortgage debt to a composite rate of 6.8% on Fox Chase Apartments and New Forest Apartments, in which IGC owns a 99.9% interest. Coachman's Landing, in which IGC owns a 50 % interest, reduced its non-recourse mortgage debt from 9.5% to 7.9%.

     The Company has begun the conversion to condominiums of two apartment properties in Puerto Rico--Monte de Oro and New Center- -totaling 392 units. Management expects to settle the first sales in 1998 and have all units sold by 1999. IGC has a record of success in this conversion procedure, having previously converted 1,800 units in Puerto Rico.

     The Company's growth strategy is to seek opportunities to develop and build new apartment properties within its planned communities in St. Charles, where it owns and/or manages every apartment property (1,976 units). Under the LIHTC program, the Company built a 56-unit apartment property in 1994 and a 54-unit building in 1996, both of which are for senior citizens and located in St. Charles. The Company expects to build approximately 800 apartment units in the Fairway Village portion of St. Charles as that village is developed over the next 10-12 years. The St. Charles zoning charter allows for 25% of all housing units to be rental apartments.

     Government Regulations. Changes in government regulations can significantly affect the status of the Company's existing U.S. and Puerto Rico apartment properties and its development of future projects.

     The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as IGC. As a result, the Company developed only six new apartment properties between 1981-1993, all of which offer market rate rents. The Company utilized the LIHTC program to build 110 units in St. Charles from 1994-1996.

     The subsidy contracts for IGC's investment apartment properties are scheduled to expire between 1997-2019. HUD has stated that it does not plan to renew subsidy contracts and is seeking Congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live. This can potentially impact the income stream of certain properties. IGC actively maintains its properties to maintain their values and retain residents.

     HUD also is exploring a program known as "portfolio re-engineering" or "mark-to-market." This would assist owners of Section 8 and HUD-insured properties that could not meet loan obligations under the proposed resident-based voucher system. IGC will monitor the progress of this proposal and its impact on the properties in which it owns partnership interests.

     Upon the termination or cancellation of any existing subsidy contracts, IGC may choose to convert those apartment units for sale as condominiums. Substantially all of its units were designed for this potential.

     Competition. IGC's investment properties that receive rent subsidies are not subject to the market conditions that affect occupancy at properties with market rate rents. These subsidized properties average approximately 99% occupancy rates year round. The Company's apartments in St. Charles and Washington, D.C. that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. When for sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for rental units may benefit.

     Valuation. The value of IGC residual interest as a general partner is dependent upon, among other things, the properties being well maintained. Therefore, replacements and maintenance are completed in a timely manner. Emphasis is placed on preventative maintenance and resident relations. In Puerto Rico, resident relation specialists perform regular social work activities, and provide special programs for the elderly and summer athletic program for the children. In St. Charles, the residents have complimentary access to neighborhood recreation centers, which provide swimming pools, playgrounds and clubhouse facilities. Through the combination of active property management, maintenance and social work programs, IGC seeks to provide quality housing for its residents while keeping the buildings and grounds in excellent condition for possible future sale or condominium conversion.

     As of December 31, 1996, management estimated IGC's residual interest in its 29 apartment properties at $49.1 million. The residual interest was based on IGC's receivables and expected share of cash flow distributions in accordance with the priorities determined in the partnership agreements, assuming the properties are sold at their estimated fair market value based on appraisals and third party fair value assessments of $244.7 million. This interest, consisting of investments in partnerships, working capital loans, and long-term receivables, and the assets and liabilities of the seven consolidated apartment partnerships, were carried on the Company's books at approximately $7.8 million at December 31, 1996.

     C.   Asset Management Services

     IGC earns management fees from management of 8,139 rental apartments, including 5,695 units owned by partnerships in which IGC is the general partner. (Fees from 1,132 of these units are consolidated in IGC's financial statements.) IGC manages but does not have an ownership interest in 2,440 apartment units, 590 of which are owned by affiliates of the Company. IGC also earns fees by managing approximately 500,000 square feet of office and commercial space, all of which is owned by affiliates of the Company.

     For the apartment properties in which IGC is general partner, management fees are based on a percentage of rents, ranging from 2.25% to 10.95%. These contracts are for periods of one or two years and are customarily renewed. Although HUD and State Finance Agencies have the right to cancel these contracts with or without cause, no IGC contracts have ever been canceled. Fees for managing other apartment properties range from 2.5% to 4.5% of rents, and fees for managing commercial and industrial properties are typically 3.5% of gross rents.

     D.   Homebuilding

     American Family Homes, Inc. ("AFH") is a wholly owned subsidiary of IGC that builds semi-custom homes for homebuyers who own land or who contract to purchase land from a third-party. AFH's operations are based out of seven offices in Virginia, North Carolina and South Carolina.

     Historically, the Company has built single-family homes and townhomes on lots developed within its community development operations. Due to slim profit margins, IGC has closed its homebuilding activities in the U.S. planned communities of St. Charles, Montclair and Westbury.

     At Parque Escorial in Puerto Rico, the Company has formed a joint venture--Escorial Builders S.E.--with Metropolitan Builders, and has acquired lots on which to build 216 "walk-up" condominium units. Sales began in 1996 with the first settlements scheduled to occur during the 1997 second quarter.

     Competition. The housing industry is cyclical and is influenced by various economic factors and seasonality. These variables include, for example, consumer confidence, interest rates, property and federal taxes, demographics and mortgage finance options. As a result, the Company's homebuilding operations could be affected by unanticipated changes in new home demand resulting from the above factors.

     For AFH, the homebuilding industry is highly competitive in the mid-Atlantic region. In addition to a wide variety of builders, there is an abundant supply of resale homes and rental housing. AFH creates its own niche in the market by offering the convenience and flexibility to build a home in the location of the customer's choice, usually in a rural area. However, these buyers represent a modest segment of the market and are generally served by low-volume local builders, who have lower overhead.

     In the San Juan metropolitan area, there is a steady market for "walk-up" condominiums in the entry-level price range. There are only two planned communities with new construction, and Parque Escorial is the only one offering products priced for first-time buyers. Escorial Builders is one of three builders addressing this segment of the market in Parque Escorial.

     Environmental Impact. Management believes that the Company's homebuilding operations are in compliance with government regulations.

     E.   Interstate Waste Technologies, Inc.

     In 1990, IGC formed a wholly owned corporation, Interstate Waste Technologies, Inc. ("IWT"), to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities. Three individuals representing IWT have filed for patent protection for a process which converts sludge into three useful and salable products: methanol, sulfur and an aggregate material. Issuance of patents is pending and there is no assurance that patents for this process will be issued.

     Following a Request for Proposals ("RFP") and thorough screening process, IWT was selected by the City of Bridgeport, Connecticut in February 1994 as its preferred vendor for a regional sludge management facility. IWT and Bridgeport executed a host community agreement in June 1994, affirming the city's willingness to allow the sludge management facility to be built within the municipality. Since that time, IWT management has been pursuing long-term sludge disposal service agreements with other municipalities in the region to make construction of the facility economically viable. IWT management then will negotiate a sludge disposal service agreement with Bridgeport's wastewater authority.

     In early 1997, IWT management held a new round of discussions with municipal and commonwealth government officials in Puerto Rico in an effort to reach an agreement to build a Solid Waste Recycling facility. The facility, which would treat 2,640 tons of solid waste daily, was formally proposed to the commonwealth's Solid Waste Management Authority in March 1995.

     Competition. There is tremendous competition for municipal waste disposal contracts throughout the United States with a variety of methods and a range of costs available. Major international corporations are in competition for contracts, including Wheelabrator and BFI. IWT's success in winning an RFP in Bridgeport is encouraging. IWT can provide a competitive price for its processes that are among the most environmentally friendly because they create reusable materials and are relatively benign to the ecology.

     Environmental Impact. Management believes that the proposed IWT facilities can be completed without material adverse environmental impact and in compliance with government regulations. The approvals and permits required under the U.S. Clean Air Act and U.S. Clean Water Act are many and will require substantial time and effort.

     General

     Employees. IGC had 294 full-time employees as of December 31, 1996, including 135 based in the United States and 159 in Puerto Rico, other than executive officers. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the owner partnerships.

     Significant Customers. Other than the LIHPRHA transaction, no single customer accounted for more than 10% of IGC's revenues during the year ended December 31, 1996.

     Company Restructuring

     A.   Restructuring Objectives

     The Company's current operations have been severely restricted due to the Wetlands Litigation and the terms and conditions of the Company's bank debt. Also, there are certain investments of the company, such as IWT and AFH, that have operating losses and substantial current capital needs. In addition, the Company, as a master limited partnership, is not an attractive investment for most pension funds, retirement funds and mutual funds, thereby restricting the Company's access to these substantial sources of capital. In order to address these issues, management, together with is advisors, is continuing to develop a restructuring plan originally announced in December 1996. The current modified plan seeks to achieve the following objectives:

     1.   To restructure the Company and thereby convert IGC
          Units into shares of a new Maryland real estate investment trust, American Community Properties Trust
          ("ACPT").

     2. To eliminate from ACPT's operating results the expenses of the Wetlands Litigation and operating and capital expenses of IWT and AFH while preserving for ACPT shareholders the value of these entities and land affected by the Wetlands Litigation. (ACPT will cede ownership of, and management and financing responsibility for, these assets to entities controlled by the Wilson family that will manage these assets for the benefit of and/or eventual return to ACPT shareholders.)

     3. To raise approximately $40,000,000 in new capital through a securities offering by ACPT to pay down community development bank debt and provide working capital for community development.

     4. To make ACPT an attractive investment for pension funds and mutual funds by structuring ownership of ACPT's underlying assets so that ACPT's sources of income will be exclusively corporate (including REIT) dividends.

     5. To roll-up into ACPT subsidiaries the limited partner interests that the Company does not now own in various apartment partnerships.

     This plan is in addition to certain pending debt refinancings (see
Item 7. Liquidity and Capital Resources).

     B.   Pro Forma Financial Highlights of ACPT (Unaudited)

     The following represents the pro forma results of operations for the year ended December 31, 1996 related to management's restructuring plan assuming objectives 1 and 2 above were completed as of January 1, 1996. These results do not include the costs of structuring ACPT's ownership of assets in corporate form, any capital markets transaction by ACPT, or the planned acquisition of the unaffiliated limited partners' interest in IGC's apartment investments.

                                         Historical  Pro Forma    Pro Forma
                                            1996    Adjustments     1996
                                         ---------- -----------   ---------
Revenue:
  Community development-land sales        $14,717    $   905   (a) $15,622
  Homebuilding-home sales                   9,640     (9,640)  (a)      --
  Revenues from investment properties
    Equity in earnings from partnerships
      and developer fees-noncash            1,859         --         1,859
    Cash distributions from partnerships   14,750         --        14,750
    Rental property revenues                7,577         --         7,577
  Management and other fees                 4,816         --         4,816
  Interest and other income                 1,015        (33)  (a)     982
                                          -------    -------       -------
      Total revenues                       54,374     (8,768)       45,606
                                          -------    -------       -------
Expenses:
  Cost of land sales                       10,610        686   (a)  11,296
  Cost of home sales                        9,347     (9,347)  (a)      --
  Selling and marketing                     1,320     (1,094)  (a)     226
  General and administrative                7,338       (524)(a,b)   6,814
  Interest expense                          4,265        (74)(a,b)   4,191
  Rental properties operating expense       3,694         --         3,694
  Depreciation and amortization             1,548       (168)  (a)   1,380
  Wetlands litigation expenses                973       (973)  (c)      --
  Write-off of deferred project costs         562       (241)  (b)     321
                                          -------    -------       -------
      Total expenses                       39,657    (11,735)       27,922
                                          -------    -------       -------
  Income Before Provision for Income
    Taxes and Minority Interest            14,717      2,967        17,684
  Provision for Income Taxes                3,634         --         3,634
  Minority Interest                          (306)        --          (306)
                                          -------    -------       -------
  Income Before Extraordinary Item         10,777      2,967        13,744

  Extraordinary Item-Early
    Extinguishment of Debt                    932         --           932
                                          -------    -------       -------
  Net Income                              $ 9,845    $ 2,967       $12,812
                                          =======    =======       =======

      (a) Pro forma adjustments related to AFH's home sales, cost of home sales, selling, interest and general and administrative costs.

      (b)  Pro forma adjustments related to IWT.

      (c)  Expense related to Wetlands Litigation.

     C.   Restructuring Approvals

     Upon approval by a committee of outside directors of the final detailed restructuring plan (including evaluation by the committee and its financial advisors of the fairness of all asset transfers to Wilson family entities), management intends to submit the plan to Unitholders for approval. Completion of the plan will be conditioned upon receiving approval by a majority in interest of the Unitholders and a majority in interest of the Units not controlled by the Wilson family held by Unitholders that vote on the transaction. The restructuring also will require approval of certain creditors and government agencies. In addition, the terms and conditions of any transaction to raise capital in ACPT will be subject to uncertainties of the capital markets. Because of the significance of the approval process and uncertainties of the capital markets, there is no assurance that the proposed restructuring will be completed or completed under the terms and conditions presented here. Management, however, is moving forward with this planned restructuring and hopes to accomplish all or a portion of the objectives outlined above in the third quarter of 1997.

ITEM 2. PROPERTIES

     IGC owns real property located in Charles County, Maryland; Prince George's County, Maryland; St. Mary's County, Maryland; Prince William County, Virginia; North Carolina; South Carolina, Virginia and Puerto Rico.

     As of December 31, 1996, the Company's community development land holdings consisted of the following:

Charles County, Maryland
  Finished inventory-
    Residential lots                                         60
    Commercial, office or light industrial acres            809
  Under construction-
    Residential lots                                         98
  Pre-construction
    Residential lots                                      3,346
  Held for future development acres                       4,265

St. Mary's County, Maryland
  Finished inventory-
    Residential lots                                         53
  Pre-construction
    Residential lots                                        300

Prince George's County, Maryland
  Held for future development acres                         277

Prince William County, Virginia
  Finished inventory-
    Residential lots                                        140

Carolina, Puerto Rico
  Finished inventory-
    Commercial, office or light industrial acres             12
  Under construction-
    Residential lots                                        602
  Pre-construction
    Residential lots                                         --
    Commercial, office or light industrial acres             20
  Held for future development acres                         186

Canovanas, Puerto Rico
  Held for future development acres                         539


     As of December 31, 1996, the Company's homebuilding inventory consisted of the following:

Maryland
  Finished homes                                              2
  Home under construction                                     3

Virginia
  Homes under construction-customer owns lot                 11

North Carolina
  Homes under construction-customer owns lot                 12

South Carolina
  Homes under construction                                    4

Puerto Rico-through a non-consolidated
joint venture
  Homes under construction                                   98

     The following table lists the apartment projects in which IGC has an ownership interest ($ in thousands):
                                                                     Expira-
                                       Year of                       tion
                               No. of Completion  12/31/96 Occupancy of
                               Apt.       or      Project     at     Subsidy
                               Units  Acquisition   Cost   12/31/96  Contracts
                               ------ ----------- -------- --------- ---------
Apartment Projects Owned by
Partnerships Accounted
for Under the Equity
Method of Accounting:
  Puerto Rico
    San Anton                (1)  184    1974    $  4,573      99%    2001
    Monte de Oro             (1)  196    1977       6,625      98%    1997
    New Center               (1)  196    1978       6,660     100%    1998
    Monserrate I             (1)  304    1979      11,352      97%    1999
    Alturas del Senorial     (1)  124    1979       4,661      98%    1999
    Monserrate II            (1)  304    1980      12,194     100%    2020
    Torre de las Cumbres     (1)  155    1979       6,585     100%    2020
    De Diego                 (1)  198    1980       7,489      97%    2020
    Santa Juana              (1)  198    1980       7,420      95%    2020
    Jardines de Caparra      (1)  198    1980       7,307      98%    2000
    Colinas de San Juan      (1)  300    1981      11,994      99%    2001
    Bayamon Gardens          (1)  280    1981      13,559     100%    2011
    Vistas del Turabo        (1)   96    1983       3,351     100%    2021
    Valle del Sol            (1)  312    1983      15,211      98%    2003

  St. Charles, MD
    Bannister              (1,2)  208    1976       5,044      94%    1998
    Crossland                (6)   96    1978       3,321      79%     N/A
    Huntington               (1)  204    1980      10,419      99%    2000
    Coachman's Landing       (6)  104    1989       6,962      83%     N/A
    Brookside Gardens        (7)   56    1994       2,686      82%     N/A
    Lakeside Apartments      (7)   54    1996       4,134      12%     N/A

  Essex, Richmond, VA        (1)  496    1982      19,155      98%    2001
  Chastleton, Washington, DC (5)  300    1986      27,568      95%     N/A
                                -----            --------
                                4,563             198,270

Apartment Projects Owned by
Partnerships whose Operations,
Assets and Liabilities are
Consolidated with those of
IGC (St. Charles, MD):
  Lancaster (Hunters Run)    (3)  104    1985       4,926      87%     N/A
  Fox Chase                  (8)  176    1987       7,861      90%     N/A
  New Forest                 (8)  256    1988      13,920      93%     N/A
  Palmer                     (4)  152    1980       5,691      82%    1999,
                                                                      2000
  Wakefield Third Age
    (Brookmont)            (1,2)  104    1979       3,097      98%    1998
  Wakefield Terrace        (1,2)  204    1979       6,404      91%    1998
  Headen                     (1)  136    1980       5,944      97%    2000
                                -----            --------
                                5,695            $246,113
                                =====            ========

      (1)  Receives subsidies under Section 8 of the National Housing Act.
      (2) Receives interest subsidies under Section 236 of the National Housing Act.
      (3) Not subsidized, but 51% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
      (4) 56 units are subsidized and 96 units are not subsidized, but 51% of the non-subsidized units are subject to income guidelines MCDA.
      (5) Not subsidized, but 60 units are set aside for low to moderate income tenants under provisions set by the District of Columbia Housing Finance Agency ("DCHFA").
      (6)  Not subsidized.
      (7) Not subsidized, but all units are set aside for low to moderate income tenants under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.
      (8) Not subsidized, but 20% of the units are subject to income guidelines set by Sections 4a and 103b of the Internal Revenue Code of 1954.

ITEM 3.  LEGAL PROCEEDINGS

      In 1994, the Company filed two claims against Charles County, Maryland and its County Commissioners in the Maryland Tax Court, a state administrative agency, seeking compensation for school sites that it previously had deeded to the County. The actions seek to enforce an agreement settling litigation between the parties that was entered into in 1989 and to claim rights pursuant to Charles County law. Under the terms of the settlement agreement, the County agreed to credit the Company for school sites contributed and to repay to the Company any excess school impact fees paid. The Company seeks $5,500,000, equal to the fair market value of the school sites. The Company's claims have not yet been decided by the Tax Court.

      In a separate proceeding, the Company filed suit in 1990 against Charles County and its County Commissioners in the Circuit Court for Charles County to enforce another provision of the 1989 settlement agreement. The Company claims that the County has failed to conduct an appropriate water and sewer connection fee study as the basis on which to set such fees for the St. Charles Communities. On June 22, 1992, judgment was rendered in favor of the Company, which was affirmed in 1995 by the Court of Special Appeals of Maryland. The judgment requires the County to conduct the appropriate water and sewer connection fee study. The County has indicated that it is now in the course of conducting a water and sewer connection fee study. The adequacy of the study will be subject to review by the Company and, if necessary, the courts.

      In 1994, the U.S. Attorney for the District of Maryland ("U.S. Attorney") commenced a federal grand jury investigation regarding actions by IGC in developing certain parcels in St. Charles, Maryland. The parcels were identified by the U.S. Army Corps of Engineers (the "Corps") as wetlands within its regulatory jurisdiction. In October 1995, the grand jury issued an indictment charging IGC, SCA and IGC's Chairman, James J. Wilson, with four felony and four misdemeanor counts of violations of
Section 404 (wetlands) of the U.S. Clean Water Act. The charges related to discharge of fill materials into wetlands within the Corps' regulatory jurisdiction without a permit. The violations were charged to have occurred on four parcels totaling approximately 50 acres out of the approximately 4,400 acres IGC had developed in St. Charles. At the same time, the U.S. Attorney filed a civil action charging nine separate civil violations of the U.S. Clean Water Act. On February 29, 1996, IGC, SCA and Mr. Wilson were convicted on the four felony counts. On June 17, 1996, Mr. Wilson was sentenced to 21 months imprisonment, one year of supervised release and a $1,000,000 fine. IGC and SCA were jointly fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan, which the Company's engineers estimate would cost $2,000,000. The civil action was dismissed without prejudice. Appeals were filed with the U.S. Court of Appeals for the Fourth Circuit ("Appeals Court"), and Mr. Wilson's prison sentence was stayed pending the outcome of the appeals. The Appeals Court heard the oral arguments on March 3, 1997, and a ruling is expected during the second quarter of 1997. Management believes the Company and Mr. Wilson have numerous substantial grounds for the appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      IGC did not submit to its partners or Unitholders any matters for a vote during the fourth quarter of the year ended December 31, 1996.

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

                            Cash Distributions    Price Range of IGC Units
                            ------------------    ------------------------

                            Total     Per Unit       High           Low
                            -----     --------    -----------    ---------

     1996 Quarter:
          Fourth            $ --       $ --          $3-1/2       $2-5/16
          Third              514        .05           3            2-3/8
          Second             615        .06           3-7/8        2-3/4
          First               --         --           4            3

     1995 Quarter:
          Fourth            $ --       $ --          $4-1/8       $2-15/16
          Third               --         --           4-3/4        3-1/2
          Second              --         --           4-3/8        3-1/4
          First               --         --           7-1/2        3-1/4


     As of the close of business on April 11, 1997, there were 291 Unitholders of record. As of April 11, 1997, the closing price reported by the American Stock Exchange was $3.375 per unit.

     IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC Unitholders as of the date of IGC's initial public offering. During the years ended December 31, 1996 and 1995, IGC had taxable losses of $640,000 and $1,446,000, respectively, or $.05 and $.14, respectively, per unit.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth combined financial data and operating data for IGC. The following selected income statement and balance sheet data have been extracted from the audited financial statements of IGC for each of the years in the five-year period ended December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related footnotes.

SELECTED FINANCIAL AND OPERATING DATA
                                           Years Ended December 31,
                             -----------------------------------------------
                                1996     1995     1994    1993         1992
                                ----     ----     ----    ----         ----
                                  (In thousands, except per unit amounts)
Income Statement Data

  Revenues
    Land sales                $14,717  $14,824  $22,296 $13,809      $ 3,359
    Home sales                  9,640   10,826   20,265  21,884       30,761
    Investment in gaming
      properties                    4      (78)   7,288   2,358          591
    Equity in earnings from
      partnerships and
      development fees         16,605    2,647    4,941   3,279        2,122
    Apartment rental revenues   7,577    4,642    4,538   2,113           --
    Management and other fees   4,816    3,894    3,507   4,493        4,016
    Interest and other income   1,015      945      687   1,395        1,786
                              -------  -------  ------- -------      -------
      Total revenues           54,374   37,700   63,522  49,331       42,635

  Provision for wetlands
    litigation expenses           973    4,107      498      --           --
  Provision for restructuring      --       --       --      --       15,795
  Other expenses               39,922   35,108   52,872  42,973       41,316
  Income taxes                  3,634    1,452    3,511    (835)(2)      471
  Net income (loss)             9,845(1)(2,967)   6,641   7,193 (2)  (14,947)
  Net income (loss) per unit      .95(1)  (.29)     .65     .71 (2)    (1.47)
  Cash distributions per unit     .11       --      .10      --           --

                                           Years Ended December 31,
                             -----------------------------------------------
                                1996     1995     1994    1993         1992
                                ----     ----     ----    ----         ----
Balance Sheet Data                             (In thousands)

  Assets related to
    community development    $ 81,892 $ 79,558 $ 70,061$ 78,876     $ 82,686
  Assets related to
    investment properties      53,891   36,722   35,608  42,707       23,516
  Assets related to home
    building projects           2,491    3,819    4,998   7,566        8,637
  Total assets                148,568  132,093  123,513 140,314      125,523

  Debt related to community
    development
      Recourse                 34,077   47,841   36,661  50,137       55,596
      Non-recourse              2,153    2,034    4,268   2,762       10,866
  Debt related to investment
    properties
      Recourse                  1,139    1,322    1,559   1,857        7,313
      Non-recourse             39,508   22,650   22,771  22,457           --
  Debt related to homebuilding
      Recourse                    502      981    2,398   3,320        7,538
  Total liabilities           101,974   94,184   82,808 108,069      100,481

  Partners' equity             46,594   37,909   40,705  32,245       25,042

        (1) Includes a $932,000 or $.09 per Unit reduction for the extraordinary item-early extinguishment of debt. See Note 4 of the Company's consolidated financial statements included in
             Item 8.
        (2) Includes a $1,500,000 or $.15 per Unit benefit for the cumulative effect of a change in accounting principle to reflect the adoption of SFAS No. 109 "Accounting for Income Taxes".


                                              Years Ended December 31,
                                      ----------------------------------------
                                         1996    1995    1994    1993    1992
                                         ----    ----    ----    ----    ----
Operating Data

Community Development
  Residential lots sold                   523     134     228     295      80
  Residential lots used by
    Company's homebuilding operations 27 25 44 91 120 Residential lots transferred to
    Company's rental property operations -- 54 -- 56 -- Commercial and business park
  acres sold                                5      20      76      12       1
Undeveloped acres sold                     --       2      20      27      46

Homebuilding, all locations
  Contracts for sale, net of
    cancellations                         117     108     134     232     288
  Number of homes sold                     94     190     200     216     288
  Backlog at end of period                115      92      86     152     136

Rental apartment units
  managed at end of period              8,139   8,085   8,085   8,029   7,907
Units under construction                   --      54      --      56      --



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Years Ended December 31, 1996

     General. Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. For further information about certain factors which may affect future income and cash flow, see "Additional Prospective Information" below.

     Community Development Operations. Community development land sales remained stable in 1996 and 1995, at approximately $14,800,000 in each year. However, in 1995, land sales revenues decreased by 34% compared to 1994 due primarily to the sale of a shopping center site in Puerto Rico in 1994. Even though the sales revenue decreased in 1995, the per acre commercial sales price in 1995 increased over 1994 prices. These variations are due to the mix of commercial acres versus industrial and other business use land sales and the size and location of the property.

The average sales price of the residential lots sold in St. Charles has slowly decreased over the last three years as the remaining lots in the second village which are smaller and less desirable than the prime lots are sold. The U.S. residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions. Excess new and resale home inventory levels throughout the industry have reduced the need for homebuilders to purchase additional lots. The effect of this decline in U.S. residential lot sales was offset by the addition of residential lot sales in Puerto Rico.

     The gross profit margins for 1996, 1995 and 1994 were 28%, 49% and 34%, respectively. The increase in gross profit margins in 1995 is due primarily to the change in the mix of sales discussed above. Commercial land sales produce the highest prices but require less development than the business park and residential land. Commercial sales as a percent of land sales revenue were 44%, 66% and 57% for 1996, 1995 and 1994, respectively.

     Homebuilding Operations. Revenues from home sales have continued to decline as the Company phased out its tract homebuilding and competition increased. The average sales price of the tract homes sold decreased 20% and the sales price of the semi-custom homes sold increased 4% during 1996 as compared to 1995. The combined 8% drop in the number of homes sold during 1996 compared to 1995 contributed to the decline in revenues. During 1995 as compared to 1994, the average sales prices increased a modest 4%, but the 49% decrease in the number of homes sold as a result of increased competition, geographical shift of market and changes in operations created the decrease in revenues during that period.

     The gross profit margins were 3%, 9% and 9% during 1996, 1995 and 1994, respectively. The decrease in 1996 as compared to 1995 is primarily due to the decrease in sales prices discussed above.

     Rental Property Revenues and Operating Results. Rental property revenues and operating expense include the results of operations of three consolidated apartment projects for the entire years 1996, 1995 and 1994 and four additional partnerships for the period April 1, 1996 through December 31, 1996; the four partnerships consolidated in April became majority-owned through acquisitions of additional limited partnership units.

     Equity in Earnings from Partnerships and Developer Fees. Equity in earnings from partnerships have fluctuated in the past three years due to distributions received from non-consolidated partnerships that were either sold or refinanced. In 1996, the Company received $15,165,000 of cash distributions when four properties were sold and in 1994 the Company received $4,807,000 of cash distributions when a property was refinanced. There were no similar transactions in 1995.

     Management and Other Fees. Management and other fees increased 24% in 1996 compared to 1995. This was due primarily to $1,362,000 of special management fees earned in 1996 from the LIHPRHA transaction offset by the elimination of $153,000 of fees earned from the four partnerships consolidated as of April 1, 1996, a negotiated reduction of $100,000 per year effective June 1, 1996 on one of the management contracts, and $197,000 of additional deferred management fees that were recognized in 1995.

     Management and other fees increased 11% from 1994 to 1995 due to the recognition in income of reserves on fees earned from the management of certain apartment projects from a prior period but not determined to be collectible until 1995.

     Interest Expense. Interest expense decreased $257,000 during 1996 compared to 1995 and increased by $199,000 in 1995 compared to 1994. The decrease in 1996 was due to reduction of non-rental property loan balances offset in part by the addition of four fully consolidated partnerships effective April 1, 1996. The increase in 1995 was due to higher interest rates and costs associated with obtaining new debt and refinancing existing debt.

     General and Administrative Expense. General and administrative expenses decreased by $435,000 in 1996 compared to 1995, and by $645,000 in 1995 compared to 1994. This is a result of management's continued focus on cost efficiency and the reduction of these expenses, as well as the recovery of 1994 stock appreciation rights expense in 1996 and 1995 due to a decline in the market price of the units.

Liquidity and Capital Resources

     Because of the terms of its debt agreements, substantially all of the cash generated by the Company goes to pay down recourse debt, see Item 8. Consolidated Statements of Cash Flow, and as a result the Company's liquidity is restricted. The Company has tax payments due in April 1997 for which it does not expect to remit timely payment in full. In order to enhance its results of operations and cash flow, the Company has refinanced certain assets, negotiated additional financings, reduced expenses and developed a restructuring plan.

     In April 1997, the Company financed two substantially debt-free apartment projects owned by non-consolidated partnerships. These financings provided the Company approximately $5,000,000 which was utilized to meet debt obligations and other financial commitments. The Company negotiated a letter of intent for up to a $20,000,000 loan that will refinance substantially all of the U.S. recourse bank debt. This loan will also provide funds for past due trade payables, future development and working capital. In addition, the release prices for land sales will be reduced under the new loan, resulting in increased cash available for operating needs. In the event the $20,000,000 loan closing is delayed or does not occur, the Company believes its ongoing operations, including asset sales and additional financings, will be sufficient to meet its existing debt, taxes and other operating obligations.

     The Company has development projects in various phases. Substantially all of the projects currently under construction have sufficient development loans in place to complete the construction. The Company intends to finance new construction with new development loans and working capital.

     Management is currently planning to restructure the Company and simultaneously raise new capital, the proceeds of which would be used to pay down the Company's community development bank debt and provide working capital for ongoing community development needs. Management hopes to accomplish this restructuring, discussed further herewith in Note 10, during 1997.

Additional Prospective Information

     The following discussion contains statements that may be considered forward looking that involve a number of risks and uncertainties as discussed herein and in the Company's SEC reports. Therefore, actual results could differ materially.

     The real estate industry is cyclical, and is especially sensitive to fluctuations in economic activity and movements in interest rates. Residential lot sales and sales of new homes are affected by market conditions for rental properties and by the condition of the resale market for used homes, including foreclosed homes in certain cities as well as the competitive supply of other new homes for sale. An oversupply of rental real estate depresses rents and reduces incentives for renters to purchase homes. An oversupply of resale units depresses prices and reduces the margins available to builders on sales of new homes. In addition, the slowing of the economy and its impact on consumer spending, particularly in overbuilt markets, can adversely impact both commercial and residential development activity, including the demand for housing.

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

     The housing markets in St. Mary's and Charles County are anticipated to be favorably impacted by the expansion of the Patuxent River Naval Air Warfare Center in St. Mary's County. This expansion is expected to generate 13,000 jobs in St. Mary's County within the next few years. Management anticipates the light industrial and business park land sales to increase after the absorption of the excess inventory in the region. Currently, the Company has seen increased interest in its U.S. commercial land. The Puerto Rico residential and commercial market has remained stable.

     Traditionally, the Company has realized the value of its land assets by selling parcels in fee simple transactions, by taking back notes or through option agreements on residential lots in which lot prices escalate at predetermined rates. On occasion, it also has participated in joint ventures by contributing land at its appraised value in exchange for a combination of cash at settlement and/or a percentage of the partnership's cash flow. As a result of its restructuring as disclosed above in Liquidity and Capital Resources, the Company may find joint ventures as the best strategy to maximize long-term returns, especially on its commercial land.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Interstate General Company L.P.:

     We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries ("the Company") as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), changes in partners' capital and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

     The Company has been required to utilize substantially all of its cash flow to meet contractual amounts due under its lending agreements. The Company has tax payments due in April 1997 for which it does not expect to remit timely payment in full. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 53 through 63 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
April 11, 1997

                      INTERSTATE GENERAL COMPANY L.P.
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (In thousands, except per Unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1996         1995        1994
                                         --------     --------    --------
REVENUES
  Community development-land sales       $ 14,717     $ 14,824    $ 22,296
  Homebuilding-home sales                   9,640       10,826      20,265
  Revenues from investment properties
    Investment in gaming properties             4          (78)      7,288
    Equity in earnings from partnerships
      and developer fees                   16,605        2,647       4,941
    Rental property revenues                7,577        4,642       4,538
  Management and other fees, substantially
    all from related entities               4,816        3,894       3,507
  Interest and other income                 1,015          945         687
                                         --------     --------    --------
      Total revenues                       54,374       37,700      63,522
                                         --------     --------    --------
EXPENSES
  Cost of land sales                       10,610        7,611      14,764
  Cost of home sales                        9,347        9,829      18,438
  Selling and marketing                     1,320        1,465       1,514
  General and administrative                7,338        7,773       8,418
  Interest expense                          4,265        4,522       4,323
  Rental properties operating expense       3,694        1,695       1,724
  Depreciation and amortization             1,548        1,196       1,250
  Wetlands litigation expenses                973        4,107         498
  Write-off of deferred project costs         562          506       1,761
                                         --------     --------    --------
      Total expenses                       39,657       38,704      52,690
                                         --------     --------    --------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                         14,717       (1,004)     10,832
PROVISION FOR INCOME TAXES                  3,634        1,452       3,511
                                         --------     --------    --------
INCOME (LOSS) BEFORE MINORITY INTEREST     11,083       (2,456)      7,321
MINORITY INTEREST                            (306)        (511)       (680)
                                         --------     --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM    10,777       (2,967)      6,641
EXTRAORDINARY ITEM-EARLY
  EXTINGUISHMENT OF DEBT                      932           --          --
                                         --------     --------    --------
NET INCOME (LOSS)                        $  9,845     $ (2,967)   $  6,641
                                         ========     ========    ========
NET INCOME (LOSS) PER UNIT
  Income (loss) before extraordinary
    item                                 $   1.04     $   (.29)   $    .65
  Extraordinary item                     $   (.09)    $     --    $     --
                                         --------     --------    --------
      Net income (loss)                  $    .95     $   (.29)   $    .65
                                         ========     ========    ========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) (continued)
                  (In thousands, except per Unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1996         1995        1994
                                         --------     --------    --------

NET INCOME (LOSS)
  General Partners                       $     98     $    (30)   $     66
  Limited Partners                          9,747       (2,937)      6,575
                                         --------     --------    --------
                                         $  9,845     $ (2,967)   $  6,641
                                         ========     ========    ========

WEIGHTED AVERAGE UNITS OUTSTANDING         10,257       10,255      10,126
                                         ========     ========    ========






































                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S
                                                            DECEMBER 31,
                                                         ------------------
                                                           1996      1995
                                                         --------  --------
CASH AND CASH EQUIVALENTS
  Unrestricted                                           $  2,212  $  3,476
  Restricted                                                  988     2,125
                                                         --------  --------
                                                            3,200     5,601
                                                         --------  --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                            34,034    33,088
    St. Charles, Maryland                                  26,980    26,287
    Other United States locations                          16,256    17,061
  Notes receivable on lot sales and other                   4,622     3,122
                                                         --------  --------
                                                           81,892    79,558
                                                         --------  --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Operating properties, net of accumulated
    depreciation of $20,658 and $5,124, as of
    December 31, 1996 and 1995, respectively               39,219    23,348
  Investment in unconsolidated rental property
    partnerships, net of deferred income of $2,643 and
    $3,414 as of December 31, 1996 and 1995, respectively  11,723    10,922
  Other receivables, net of reserves of $121 and $384
    as of December 31, 1996 and 1995, respectively          2,949     2,452
                                                         --------  --------
                                                           53,891    36,722
                                                         --------  --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                        2,016     3,254
  Investment in joint venture                                 275       250
  Receivables and other                                       200       315
                                                         --------  --------
                                                            2,491     3,819
                                                         --------  --------
OTHER ASSETS
  Goodwill, less accumulated amortization of $1,039
    and $888 as of December 31, 1996 and 1995,
    respectively                                            1,995     2,147
  Deferred costs regarding waste technology
    and other projects, receivables and other               3,870     2,975
  Property, plant and equipment, less accumulated
    depreciation of $2,425 and $2,216 as of
    December 31, 1996 and 1995, respectively                1,229     1,271
                                                         --------  --------
                                                            7,094     6,393
                                                         --------  --------
    Total assets                                         $148,568  $132,093
                                                         ========  ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                                       DECEMBER 31,
                                                ---------------------------
                                                    1996           1995
                                                ------------   ------------

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $ 34,077       $ 47,841
  Non-recourse debt                                  2,153          2,034
  Accounts payable, accrued liabilities
    and deferred income                              4,829          3,752
                                                  --------       --------
                                                    41,059         53,627
                                                  --------       --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                      1,139          1,322
  Non-recourse debt                                 39,508         22,650
  Accounts payable and accrued liabilities           3,359          1,670
                                                  --------       --------
                                                    44,006         25,642
                                                  --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        502            981
  Accounts payable and accrued liabilities           2,544          2,746
                                                  --------       --------
                                                     3,046          3,727
                                                  --------       --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           4,078          5,719
  Mortgages and notes payable                          473            301
  Accrued income tax liability - current             3,979            464
  Accrued income tax liability - deferred            5,333          4,704
                                                  --------       --------
                                                    13,863         11,188
                                                  --------       --------
    Total liabilities                              101,974         94,184
                                                  --------       --------
PARTNERS' CAPITAL
  General partners' capital                          4,378          4,292
  Limited partners' capital-10,257
    Units issued and outstanding as
    of December 31, 1996 and 1995                   42,216         33,617
                                                  --------       --------
    Total partners' capital                         46,594         37,909
                                                  --------       --------
    Total liabilities and partners' capital       $148,568       $132,093
                                                  ========       ========



                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                              (In thousands)






                                        General      Limited
                                        Partners'    Partners'
                                        Capital      Capital       Total
                                        --------     --------      -----


BALANCES, December 31, 1993             $   155       $32,090     $32,245

  Net income for the year                    66         6,575       6,641

  Employee Unit options exercised            --           531         531

  Cash distributions to partners            (10)       (1,010)     (1,020)

  Capital contribution                    4,129            --       4,129

  Assets transferred at general
    partner's basis                         (18)       (1,803)     (1,821)
                                        -------       -------     -------
BALANCES, December 31, 1994               4,322        36,383      40,705

  Net loss for the year                     (30)       (2,937)     (2,967)

  Employee and director Unit
    options exercised                        --           171         171
                                        -------       -------     -------
BALANCES, December 31, 1995               4,292        33,617      37,909

  Net income for the year                    98         9,747       9,845

  Exchange of assets between the
    Company and general partner              (1)          (19)        (20)

  Cash distributions to partners            (11)       (1,129)     (1,140)
                                        -------       -------     -------

BALANCES, December 31, 1996             $ 4,378       $42,216     $46,594
                                        =======       =======     =======








                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                               YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                              1996       1995        1994
                                            --------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $ 9,845    $ (2,967)    $6,641
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used by) operating activities:
      Extraordinary item                        932          --         --
      Depreciation and amortization           1,548       1,196      1,250
      Provision for deferred income taxes       629         729      1,486
      Equity in (earnings) loss from
        gaming properties                        (4)         78     (7,288)
      Equity in earnings from unconsolidated
        partnerships and developer fees     (16,605)     (2,647)    (4,941)
      Distributions from
        unconsolidated partnerships          15,666       1,216      7,076
      Cost of sales-community development
        and homebuilding                     19,957      17,440     33,202
      Development and construction
        expenditures                        (19,553)    (22,703)   (22,752)
      Equity in loss from homebuilding
        joint venture                            75          --         --
      Write-off of deferred project cost        562         506      1,761
      Changes in notes and accounts
        receivable                           (2,767)     (2,624)     2,410
      Changes in accounts payable,
        accrued liabilities and deferred
        income                                4,065       2,033     (1,010)
                                            -------    --------    -------
  Net cash provided by (used in)
    operating activities                     14,350      (7,743)    17,835
                                            -------    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in assets related to unconsolidated
    rental property partnerships               (312)        762        311
  Change in restricted cash                   1,137       3,588     (3,126)
  (Additions to) dispositions of rental
    operating properties                       (826)        177         46
  (Acquisitions) of other assets, net          (503)     (1,402)       (54)
  Contributions to homebuilding joint venture  (100)       (250)        --
  Acquisition of rental property partnership
    interests                                    --        (170)      (170)
                                            -------    --------    -------
  Net cash (used in) provided by
    investing activities                       (604)      2,705     (2,993)
                                            -------    --------    -------


                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (In thousands)

                                               YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                              1996       1995        1994
                                            --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from debt financing          34,381      34,643      7,750
  Payment of debt                           (48,251)    (27,420)   (22,992)
  Cash distributions to partners             (1,140)         --     (1,020)
  Exercise of employee and director
    options                                      --         171        531
                                            -------    --------    -------
  Net cash (used in) provided by
    financing activities                    (15,010)      7,394    (15,731)
                                            -------    --------    -------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                       (1,264)      2,356       (889)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                           3,476       1,120      2,009
                                            -------    --------    -------
CASH AND CASH EQUIVALENTS END OF YEAR       $ 2,212    $  3,476    $ 1,120
                                            =======    ========    =======

SUPPLEMENTAL DISCLOSURES
  Interest paid                             $ 4,940     $ 5,936    $ 6,557
  Income taxes paid                             371       2,250        337
  Non-cash transactions
    Land received in exchange for
      land sold                                  --         134         --
    Distribution of notes receivable
      from partners                              --          --     10,654
    Deed in lieu of payment of
      purchase money mortgage                    --          --        670
    Partnership interests received in
      satisfaction of accounts and notes
      receivable from general partner            69          --        626
    Accounts and notes receivable, net
      of reserves, satisfied via transfer
      of partnership interests from
      general partner                            69          --      2,446
    Capital contribution by
      general partner                            --          --      4,129
    Assets transferred to general partner        49          --         --









                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(1)  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     On September 26, 1986, Interstate General Company L.P. ("IGC" or "the Company"), a Delaware limited partnership, was formed, and on December 31, 1986, acquired substantially all of the community development, homebuilding, investment properties and management services businesses of Interstate General Business Corporation, Interstate St. Charles, Inc. and a trust for the benefit of the stockholders of Interstate General Business Corporation. The Company's 1% general partner interest is shared by the managing general partner, Interstate General Management Corporation, and Interstate Business Corporation ("IGMC" and "IBC", respectively, referred to collectively as the "General Partner"). The Company is primarily engaged in the business of community development, ownership, development and management of apartment rental properties and homebuilding.

     Consolidation and Presentation

     The accompanying consolidated financial statements include the accounts of Interstate General Company L.P. and its majority owned partnerships and subsidiaries, after eliminating intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "IGC". As of December 31, 1996, the consolidated group includes Interstate General Company L.P., Interstate General Properties Limited Partnership S.E., St. Charles Associates Limited Partnership, Land Development Associates S.E., American Family Homes, Inc., Interstate Waste Technologies Inc., Lancaster Apartments Limited Partnership, New Forest Apartments Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership, Wakefield Third Age Associates Limited Partnership and various inactive entities. The Company's investments in its non-majority owned partnerships are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support.

     Sales and Profit Recognition and Cost Capitalization

     Sales revenues and profits from community development and homebuilding are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and IGC has no significant continuing involvement.

     The costs of acquiring and developing land and homebuilding construction are allocated to these assets and charged to cost of sales as the related inventories are sold. IGC's interest costs related to homebuilding and land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land, finished building lots and homebuilding construction during the development and construction period is capitalized. Remaining interest costs are expensed. IGC carries land, development and homebuilding costs at the lower of cost or net realizable value.

     Selling and Marketing Expenses

     Selling and marketing expenses consist primarily of advertising costs, which include costs of printed materials, signs, displays, general marketing costs and costs associated with model homes. Advertising costs are expensed as incurred except for capitalized model home costs which are depreciated over their estimated useful lives.

     Management Fees

     IGC records management fees in the period in which services are rendered. Management fees received from consolidated entities are shown as a reduction in rental apartment expense.

     Deferred Project Costs

     Pre-construction costs are capitalized. Upon completion of construction, the deferred charges are amortized as a component of the buildings depreciation charge. Deferred project costs determined to be unrecoverable are written off.

     Depreciation and Amortization

     Buildings are depreciated over 35 to 40 years using the straight-line method or the double declining method with a mid-life switch to straight-line. Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method.

     Depreciation and amortization of intangible assets, pre-operating costs and similar deferrals totalled $505,000, $519,000 and $388,000 for the years ended December 31, 1996, 1995 and 1994.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions and short-term investments with original maturities of three months or less.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" during 1996. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25," Accounting for Stock Issued to Employees" and therefore the adoption of this statement did not have any effect on the financial results of the Company.

     Impairment of Long Lived Assets

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" which requires impairment losses to be recorded on long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 had no effect on the financial results of the Company.

     Reclassifications

     Certain amounts presented for 1995 in the Consolidated Balance Sheet and for 1995 and 1994 in the Consolidated Statements of Income and Cash Flows have been reclassified to conform with the 1996 presentation.

(2)  FINANCING AND CASH MANAGEMENT MATTERS

     Because of the terms of its debt agreements, substantially all of the cash generated by the Company goes to pay down recourse debt, see Consolidated Statements of Cash Flow, and as a result the Company's liquidity is restricted. The Company has tax payments due in April 1997 for which it does not expect to remit timely payment in full. In order to enhance its results of operations and cash flow, the Company has refinanced certain assets, negotiated additional financings, reduced expenses and developed a restructuring plan.

     In April 1997, the Company financed two substantially debt-free apartment projects owned by non-consolidated partnerships. These financings provided the Company approximately $5,000,000 which was utilized to meet debt obligations and other financial commitments. The Company negotiated a letter of intent for up to a $20,000,000 loan that will refinance substantially all of the U.S. recourse bank debt. This loan will also provide funds for past due trade payables, future development and working capital. In addition, the release prices for land sales will be reduced under the new loan, resulting in increased cash available for operating needs. In the event the $20,000,000 loan closing is delayed or does not occur, the Company believes its ongoing operations, including asset sales and additional financings, will be sufficient to meet its existing debt, taxes and other operating obligations.

     The Company has development projects in various phases. Substantially all of the projects currently under construction have sufficient development loans in place to complete the construction. The Company intends to finance new construction with new development loans and working capital.

     Management is currently planning to restructure the Company and simultaneously raise new capital, the proceeds of which would be used to pay down the Company's community development bank debt and provide working capital for ongoing community development needs. Management hopes to accomplish this restructuring, discussed further herewith in Note 10, during 1997.

(3)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to show the effect of the sale of four apartment projects and the elimination of four apartment projects that are currently included in the Company's consolidated financial statements (in thousands).

                                          Partnership Status
                              -------------------------------------------
                                Equity       Equity    Properties
                               Method at    Method to     Sold
                              December 31,  March 31,   March 15,
                                  1996        1996        1996      Total
                              ------------  ---------  ----------   -----
SUMMARY FINANCIAL POSITION:
AS OF DECEMBER 31:
  Total Assets
    1996                         $141,107     $    --    $    --  $141,107
    1995                          146,376       8,368     11,886   166,630
  Total Non-Recourse Debt
    1996                          136,468          --         --   136,468
    1995                          138,068      16,764     14,631   169,463
  Total Other Liabilities
    1996                           23,678          --         --    23,678
    1995                           21,332       1,290      2,814    25,436
  Total Equity
    1996                          (19,039)         --         --   (19,039)
    1995                          (18,926)     (9,686)    (5,559)  (34,171)
  Company's Investment
    1996                           11,425          --         --    11,425
    1995                           10,477         111        454    11,042

SUMMARY OF OPERATIONS:
  Total Revenue
    1996                           32,791       1,018      1,103    34,912
    1995                           32,378       3,988      4,470    40,836
    1994                           32,779       4,029      4,264    41,072
  Net Income (Loss)
    1996                             (184)        135        109        60
    1995                              108         539        299       946
    1994                              656         727         72     1,455
  Company's recognition of
  equity in earnings and
  developer fees
    1996                            1,823         145         --     1,968
    1995                            2,131         507          8     2,646
    1994                            4,602         318         (1)    4,919

                                           Partnership Status
                               -------------------------------------------
                                 Equity       Equity    Properties
                                Method at    Method to     Sold
                               December 31,  March 31,   March 15,
                                   1996        1996        1996      Total
                               ------------  ---------  -----------  -----


SUMMARY OF OPERATING CASH FLOWS:
  Cash flows from operating
  activities
    1996                            6,887         220        387     7,494
    1995                            6,972       1,114        853     8,939
    1994                            5,631       1,294        645     7,570
  Company's share of cash flows
  from operating activities
    1996                            2,611         134        170     2,915
    1995                            2,672         712        387     3,771
    1994                            2,180         750        287     3,217
  Operating cash distributions
    1996                              347         154         --       501
    1995                              736         480         --     1,216
    1994                            6,753         323         --     7,076

SUMMARY OF 1996 SALES TRANSACTION:
  Gain on Sale                     $   --     $    --    $39,934   $39,934
  Company's Equity and Earnings
    Recognition                        --          --     13,128    13,128
  Total Distribution of Sales
    Proceeds                           --          --     36,235    36,235
  Company's Share of
    Sales Proceeds Distribution        --          --     15,165    15,165


     Equity method at December 31, 1996: The unconsolidated rental properties partnerships as of December 31, 1996 include 19 partnerships owning 4,563 rental units in 22 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions, equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations.

     Lakeside Apartments was placed in service in 1996 and Brookside Gardens in 1994. The remaining complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Carolina Associates Limited Partnership, Chastleton Apartments Associates, Coachman's Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership were placed in service prior to 1994.

     Equity method to March 31, 1996: On April 1, 1996, the Company acquired a controlling interest in four partnerships owning 596 rental units, Wakefield Third Age L.P., Wakefield Terrace Associates L.P., Palmer Apartments L.P. and Headen House Associates L.P. Effective April 1, 1996, the results of operations and balance sheets of these partnerships are consolidated in the accompanying financial statements.

     Properties sold March 15, 1996: In March 1996, the Company completed the sale of four Puerto Rico apartment properties. The four properties, Las Americas I, Las Americas II, Las Lomas and Monacillos, totaling 918 units were purchased by non-profit organizations with financing provided by HUD through capital grants authorized by the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). The Company retained the management contract for these properties.

     Homebuilding Joint Venture

     The Company holds a 50% joint venture interest in Escorial Builders S.E. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. During 1996, it purchased 98 lots. The profit on these lots are deferred until sold by Escorial Builders to a third party. The Company's share of the losses and its investment are included with the Company's homebuilding operations in the accompanying financial statement. The table summarizes Escorial Builders' financial information (in thousands):

                                 Total       Total     Total    Company's
                                 Assets   Liabilities  Equity   Investment
                                 ------   -----------  ------   ----------
Summary of Financial Position:
  December 31, 1996              $5,586       $5,047     $539       $275
  December 31, 1995                 613          113      500        250


                                      Total       Net      Company's Share
                                     Revenues    (Loss)     of Net (Loss)
                                     --------    ------    ---------------
Summary of Operations:
  1996                                   $--     $(151)          $(75)
  1995                                    --         --             --



                                                     Company's Share of
                                                 --------------------------
                                   Cash Flows    Cash Flows
                                   From          From         Operating
                                   Operating     Operating    Cash
                                   Activities    Activities   Distributions
                                   ----------    ----------   -------------
Summary of Operating Cash Flows:
  1996                               $(4,361)      $(2,181)         $ --
  1995                                  (324)         (162)           --

(4)  DEBT AND EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC at December 31, 1996 and 1995 (in thousands):

                                                              Outstanding
                                     Maturity   Interest      December 31,
                                      Dates       Rates     ---------------
                                     From/To     From/To     1996    1995
                                     --------   ---------   ------- -------
Related to community development:
  Recourse debt                     10-01-96/    P+1.0%/    $34,077 $47,841
                                    04-30-99     10.5%
  Non-recourse debt                 08-02-09     P+1.5%       2,153   2,034

Related to investment properties:
  Recourse debt                     Demand       7.05%/       1,139   1,322
                                                 7.35%
  Non-recourse debt                 10-01-19/    6.85%/      39,508  22,650
                                    10-01-28     9.875%

Related to homebuilding projects:
  Recourse debt                     11-16-96/    9.0%/          502     981
                                    10-21-97     P+1.5%
General:
  Recourse debt                     12-31-96/    7.4%/          473     301
                                    11-03-00     10.9%      ------- -------
    Total debt                                              $77,852 $75,129
                                                            ======= =======

*P = Prime lending interest rate.

     As of December 31, 1996, the $34,077,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $8,873,000 of this amount is further secured by investments in apartment rental partnerships. As of December 31, 1996, a $2,000,000 principal payment on $8,873,000 of debt was past due. This event of default was cured in April 1997.

     As of December 31, 1996, recourse investment property debt is secured by a letter of credit issued to the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,366,000 have stated interest rates of 7.5% and 7.75%. After deducting interest payments provided by HUD, the effective interest rate over the life of the loan is 1%.

     The homebuilding debt is secured by substantially all of the homebuilding assets.

     The Company's loans contain various financial and technical provisions of which the Company is currently in compliance. At December 31, 1996 and 1995, the carrying value of the Company's debt approximates fair value.

     The stated maturities (assuming no accelerations) of the Company's indebtedness at December 31, 1996 are as follows (in thousands):

            1997                                         $26,411
            1998                                           9,194
            1999                                           1,716
            2000                                             702
            2001                                             577
            Thereafter                                    39,252
                                                         -------
                                                         $77,852
                                                         =======

     The interest costs incurred during 1996, 1995 and 1994 were accounted for as follows (in thousands):
                                            1996       1995     1994
                                           ------    -------   -------

          Expensed                         $4,269     $4,620    $4,369
          Capitalized                       3,930      3,213     2,770
                                           ------     ------    ------
                                           $8,199     $7,833    $7,139
                                           ======     ======    ======

     Extraordinary Item - Early Extinguishment of Debt

     On December 23, 1996, the Company completed the restructuring of two non-recourse mortgages that will provide an interest savings of approximately $12,000,000 over the life of the loan. The new mortgage notes payable of $18,700,000 bear average annual interest rate over the life of the loans at approximately 6.8% compared to approximately 9.7% for the old loans. Prepayment fees of $932,000 were paid to the prior lender and charged as an extraordinary item in the accompanying financial statements. The loans are secured by the rental properties owned by two consolidated partnerships.

(5)  COMMITMENTS AND CONTINGENT LIABILITIES

     On February 29, 1996, IGC, SCA and James J. Wilson were convicted on four felony counts of violations of Section 404 of the U.S. Clean Water Act relating to discharge without a permit of fill material into wetlands within the U.S. Army Corps of Engineers' regulatory jurisdiction. The nine civil violations of the U.S. Clean Water Act filed by the U.S. Attorney were dismissed without prejudice. The Company was fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan proposed by the government. The Company provided a bond for these fees secured by its ownership interest in six partnerships that own rental properties. Mr. Wilson was fined $1,000,000 and sentenced to 21 months imprisonment and one year of supervised release. Appeals were filed and Mr. Wilson's sentence was stayed pending appeal by the Court of Appeals. Oral arguments were heard before the Court of Appeals on March 3, 1997. Management and its legal counsel do not believe that it is probable that the Company will be required to pay the fine imposed by the trial court. At December 31, 1996, the Company has accrued the necessary costs for wetlands litigation.

     In the normal course of business, the Company is involved in various types of pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of the Company.

     The Company is guarantor of $6,747,000 of letters of credit and surety bonds for land development completion and homebuilding warranties. IGC also is guarantor of a $4,569,000 letter of credit securing bonds issued on behalf of Chastleton Apartments Associates L.P.

     In addition to the letters of credit, IGC shares the general partner interests in two investment property partnerships with IBC which are currently experiencing negative cash flow. Under the terms of the partnership agreements, IBC is the primary obligor for funding operating advances. However, should IBC fail to fulfill its funding obligations, IGC is obligated as a general partner to provide financial support. This obligation involves varying degrees of financial exposure in excess of amounts recognized in the consolidated financial statements.

(6)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with IGC during the last three years. IBC and these officers, and directors and their ownership or relationship with the entities engaged in business with IGC are reflected below:

   Partner, Officer or
        Director                        Ownership or Relationship
-------------------------     --------------------------------------------

IBC, general partner          Partner of Chastleton Apartments Associates
                              ("Chastleton"), Coachmans Limited Partnership
                              ("Coachmans"), El Monte Properties S.E. ("El
                              Monte"), G.L. Limited Partnership ("Rolling
                              Hills"), Smallwood Village Associates
                              ("SVA"), Smallwood Village Office Building
                              Associates ("SVOBA"), Village Lake L.P.
                              ("Village Lake"), Equus Gaming Company L.P.
                              ("Equus"); owner of Equus Management Company
                              ("EMC"), Darby Station Limited Partnership

James J. Wilson ("JJW"),      Shareholder of Wilson Securities Corporation,
Chief Executive Officer       ("WSC"); Officer and Director of CP Capitol
and Chairman of the Board     Corporation ("CP"), owned by WSC, holder of
of IGC's managing general     notes receivable that are secured by the
partner                       existing general partners' interest in
                              Capital Park

James M. Wilson ("JMW"),      Shareholder, Officer and Director of IBC,
Chief Financial Officer and   Advanced Power Systems, Inc. ("APS") and WSC,
Director of IGC's managing    Partner of SVOBA; Officer of CP
general partner

Thomas B. Wilson ("TBW"),     Shareholder, Officer and Director of IBC,
Director of IGC's managing    APS and WSC
general partner

Jorge Colon-Nevares,          Partner of Twenty First Century Homes S.E.
Director of IGC's managing    ("Twenty First Century"); owner of Compri
general partner               Caribe Development Corp. ("Compri")

     Management Services

     The management services provided to the related parties described above are summarized below (in thousands):

                                 REVENUE FOR THE YEAR ENDED DECEMBER 31,
                              --------------------------------------------
                                      Management   Decrease
                         Related       Fees and    (Increase)     Total
                          Party        Interest    in Reserve   Recognized
                      -------------   ----------   ----------   ----------

1996:
  Chastleton (b)      IBC               $   74         $ 310       $  384
  Coachman's (b)      IBC                   32            22           54
  Santa Maria         WSC                  113            --          113
  El Monte            IBC                  109            --          109
  Rolling Hills       IBC                   90          (53)           37
  Village Lake        IBC                   24          (16)            8
  Capital Park        JJW, JMW             193            --          193
  SVA and SVOBA       IBC, JMW, TBW         25            --           25
  IBC                 JMW, TBW              19            --           19
                                         -----         -----        -----
                                         $ 679         $ 263        $ 942
                                         =====         =====        =====

1995:
  Chastleton          IBC               $   73        $ (71)         $  2
  Coachman's          IBC                   49           279          328
  Santa Maria         WSC                   67            --           67
  El Monte            IBC                  100            --          100
  Rolling Hills       IBC                   83           352          435
  Village Lake        IBC                   25            26           51
  Capital Park        JJW, JMW             239            --          239
  SVA and SVOBA       IBC, JMW, TBW         61             3           64
  IBC                 JMW, TBW              63            --           63
                                         -----         -----       ------
                                         $ 760         $ 589       $1,349
                                         =====         =====       ======

1994:
  Chastleton          IBC               $   75        $ (67)        $   8
  Coachman's          IBC                   44          (44)           --
  Santa Maria         WSC                   60            --           60
  El Monte            IBC                   99            --           99
  Rolling Hills       IBC                  101          (53)           48
  Village Lake        IBC                   18            68           86
  Capital Park        JJW, JMW             282            --          282
  SVA and SVOBA       IBC, JMW, TBW         65            --           65
  IBC                 JMW, TBW              54            --           54
                                         -----         -----        -----
                                         $ 798        $ (96)        $ 702
                                         =====         =====        =====

                         OUTSTANDING RECEIVABLE AT DECEMBER 31, (c)
                 ----------------------------------------------------------
                             1996                         1995
                 ----------------------------  ----------------------------
                 Receivable                    Receivable
                    (a)      Reserve  Balance     (a)      Reserve  Balance
                 ----------  -------  -------  ----------  -------  -------

Chastleton (b)     $   47     $ (36)   $   11    $  380    $ (347)  $   33
Coachman's (b)         26       (15)       11       154       (37)     117
Santa Maria            46        --        46        --        --       --
El Monte               40        --        40        28        --       28
Rolling Hills (b)      65       (53)       12       283        --      283
Village Lake (b)       27       (16)       11        51        --       51
Capital Park           23        --        23        28        --       28
SVA                     2        --         2         5        --        5
                   ------     -----    ------    ------     -----   ------
                   $  276     $(120)   $  156    $  929     $(384)  $  545
                   ======     =====    ======    ======     =====   ======

      (a) The outstanding receivable balances include unpaid management fees, operating advances, reimbursement due for common expenses, and interest on those balances.
      (b) On April 1, 1996, IBC transferred its remaining 1.1% limited partnership interest in four housing partnerships to IGC for its market value of $69 as partial satisfaction of a note receivable. The balance of this note receivable and other receivables were purchased by APS for a cash payment of $1,279. The collection of the majority of these receivables had previously been questionable and $413 had been reserved. This transaction resulted in income recognition of these reserves during the second quarter of 1996.
      (c) The aggregate maximum outstanding balance due from these entities for management and related services at any one time during 1996 and 1995 was $1,025 and $1,199, respectively.


     Office Space Rent

     IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2001. Rental expense, net of sublease income, for the years ended December 31, 1996, 1995 and 1994 was $361,000, $408,000 and $418,000,
respectively.

     In management's opinion, all leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     Land and Other Sales

     In March 1995, the Company sold two parcels in the Parque Escorial development in Puerto Rico to Compri for use in its operations. The terms of sale provided for a sales price of $3,453,000, of which $693,000 was paid in cash, and the remainder of which was satisfied by a note in the amount of $2,760,000. The note is collateralized by the land parcels and commencing January 1, 1997 bears interest at a rate of 10% per annum. Monthly payments of $27,000 commenced May 1, 1995 with a balloon payment due at maturity on April 1, 1998. During 1996, two parcels totalling 7,395 square meters were released from the mortgage and the monthly payments were reduced to $12,000 in exchange for $1,198,000 of principal payments.

     Concurrent with the transaction described above, the Company executed a $3,397,000 contract of sale with Compri for three other land parcels. In April 1996, Compri made a 20% cash payment and the remainder was satisfied by an interest bearing note collateralized by the land parcels. The note bears interest at a rate of 10% per annum commencing upon the earlier of completion of certain infrastructure improvements, Compri commences development or sells a portion of the land, and is payable in thirty-five monthly installments of $27,000, with a balloon payment due at maturity on April 1, 1999.

     In June 1996, the Company sold Twenty First Century two parcels of land in the residential area of Parque Escorial Development for $2,720,000.

     In 1996, the Company sold two parcels of land for an aggregate of approximately $3,400,000, one each to IBC and Darby Station; the sale to IBC was for cash and the one to Darby Station resulted in the Company receiving a 20% cash down payment and a note for $1,200,000. The transactions were done on an arms-length basis and resulted in aggregate profits of approximately $2,100,000.

     As of December 31, 1995, a note receivable due from IBC generated from a prior year land sale had a $335,000 outstanding balance that was paid in full during 1996.

     Operations Distributed to Unitholders

     Pursuant to the Transfer Control Agreement effective December 31, 1996 (the "Transfer Agreement"), IGC transferred its remaining interests in and control over EMC, Equus and Housing Development Associates ("HDA") to IBC. This included the transfer to IBC of the Company's general partner interest in Equus, an obligation subject to the approval of Nasdaq Stock Market. In addition, the Transfer Agreement calls for IGC to issue 75,000 IGC Units to Equus to satisfy the outstanding employee option and incentive rights to the employees that were transferred to EMC. The impact of this transaction was not material to the Company's financial statements as of December 31, 1996.

     The Company's 99% limited partnership interest in Equus was distributed to its unitholders in February 1995 (the "Equus Distribution"). Since that time through April 1996, the Company continued to manage and provided certain reimbursable administrative services and support to Equus pursuant to a Master Support and Services Agreement. The outstanding receivable balance for these services as of December 31, 1996 and 1995 were $416,000 and $225,000, respectively.

     During 1994, 1995 and 1996 a series of transactions occurred prior to the Equus Distribution. Among these transactions, notes receivable totalling $10,600,000 were distributed from HDA to the Company and IBC during 1994. The Company recognized income equal to the $6,500,000 distribution received. IBC contributed to the Company the $4,100,000 note receivable it received from HDA.

     The accompanying financial statements reflect the write-off of $1,800,000 of deferred project costs in 1994 for an unsuccessful attempt to obtain the license to own and operate a thoroughbred racing and wagering facility in Virginia.

     Other

     During 1994, the Company earned interest income of $154,000 from a note receivable due from SVA.

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

     As of December 31, 1996, IGC owed IBC $54,000 of unpaid minority interest distributions and owed APS $39,000 from the collection of accounts receivable that were purchased by APS.

     During 1996, the sale of four properties in Puerto Rico triggered a taxable gain, a portion of which is passed through to the predecessor of IGC that contributed those assets. IGC's partnership agreement provides for (1) an allocation to that predecessor of the income tax payable in Puerto Rico on such portion of the gain and (2) a reduction from its cash distributions in an amount equivalent to the Puerto Rico income tax specifically allocated to the predecessor. In accordance with these provisions, the Company has recorded a receivable from IBC of $881,000 and will recover the amount from future distributions payable by the Company. As of December 31, 1996, an outstanding balance of $881,000 is due from IBC.

(7)  OPTIONS, APPRECIATION RIGHTS, WARRANTS AND PER UNIT DATA

     IGC maintains Unit incentive plans for directors (the "Directors Plan") and employees (the "Employees Plan"). These plans were amended in 1994 and 1995 to allow for the issuance of Unit Appreciation Rights and other incentive awards. The Directors Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees Plan is for employees of IGC, including employees who are Directors of any general partner of IGC or of any affiliate of IGC. Under the terms of the plans, directors and employees may be granted options, incentive rights or other Unit based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee"). As of December 31, 1996, 155,000 IGC Units are reserved for issuance under the Director's Plan and 1,070,025 Units are reserved for issuance under the Employees' Plan.

     Options

     As of December 31, 1996, all outstanding options are fully vested and exercisable. Activity during 1996 and 1995 is summarized below:

                                      Directors           Employees
                                      ---------     ----------------------
                                                    Plan        Plan
                                                    Exercise    Exercise
                          Weighted    Plan          Price $4    Price $2.49
                          Average     Exercise      Expiring    Expiring
                          Price       Price $4      8-1-01      1-1-99
                          --------    --------      --------    -----------
Options outstanding,
  December 31, 1994         $4.00       30,000        65,050            --
     Awarded (1)             2.49           --            --        12,600
     Exercised               4.00      (30,000)      (11,450)           --
     Cancelled (1)           4.00           --       (17,600)           --
                                       -------       -------       -------
Options outstanding,
  December 31, 1995          3.61           --        36,000        12,600
     Cancelled               3.64           --       (20,000)       (6,200)
                                       -------       -------      --------
Options outstanding,
  December 31, 1996          3.57           --        16,000         6,400
                                       =======       =======      ========

      (1)  As a result of the Equus Distribution, as further discussed in
           Note 6, the exercise price of options outstanding under the Directors and Employees Plans which were exercisable, but not exercised, prior to January 22, 1995 was reduced from $4.00 to $2.49. Such reduction was calculated based on the percentage decrease between the average closing price of the Company's Units as reported by the American Stock Exchange for the twenty trading days immediately preceding the ex-dividend date of February 7, 1995, and the twenty trading days immediately following the distribution date of February 6, 1995. The exercise price of options that were not exercisable until after January 22, 1995 was not adjusted. However, upon exercise, the holders of such options will receive one Equus Unit for every two IGC Units.

     Appreciation Rights

     Under the terms of the plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive upon exercise, an amount payable in cash, Class A Units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise on or after January 20, 1995, is determined based on the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Unit Appreciation Right specified in the individual rights agreements. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning ten trading days before the exercise date and ending on the ninth day after the exercise date. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to such date, the Company's market price still reflected the value of the Company's interest in Equus.

     During 1994, 363,800 Unit Appreciation Rights were awarded to employees of the Company and none were exercised or cancelled. During 1995, 2,000 rights were exercised, 140,000 rights were repriced, and none were cancelled. During 1996, 2,000 rights were exercised, 10,000 rights were awarded, and 250,300 were cancelled. Compensation expense recognized by the Company in connection with such awards totalled approximately $264,000 in 1994. In 1996 and 1995, however, $94,000 and $164,000, respectively, of the expense was recovered due to a decline in the market price of the Units. No Unit Appreciation Rights have been issued in connection with the Director's Unit Incentive Plan.

     As of December 31, 1996, the dates that the 119,500 outstanding Unit Appreciation Rights become exercisable and their expiration dates are as follows:
                                                  Rights Expiring
                                       ------------------------------------
                                       May 15,    September 1,  October 18,
Rights Exercisable at:                  2004          2004         2004
---------------------                  -------    ------------  -----------

  December 31, 1996                     35,400         20,000         5,000
  May 15, 1997                          17,700
  October 18, 1997                                                    3,000
  May 15, 1998                          17,700
  October 18, 1998                                                    3,000
  May 15, 1999                          17,700
                                       -------        -------       -------
                                        88,500         20,000        11,000
                                       =======        =======       =======

     Warrants

     In 1993, warrants to purchase 100,000 limited partnership Units were issued to an investment banking firm in connection with a "highly confident letter" relating to proposed Virginia race track financing. The warrants had an exercise price of $5.30 per warrant and expire on September 30, 2003. The warrants were valued at $75,000 and such amounts were expensed in 1995. Subsequent to the Equus Distribution, the $5.30 exercise price of the warrants was reduced to $3.98, and the warrant holders were granted 50,000 limited partnership purchase warrants for Equus Units with an exercise price of $2.68.

     Per Unit Data

     Net income (loss) per Unit for the three years ended December 31, 1996 is calculated using the weighted average Units outstanding. Outstanding options, warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit and therefore are not presented.

(8) INCOME TAXES

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

                                             December 31,
                          -------------------------------------------------
                               1996              1995             1994
                          ---------------   --------------   --------------
                                  (In thousands, except amounts in %)

                                    % of             % of             % of
                          Amount   Income   Amount  Income   Amount  Income
                          ------   ------   ------  ------   ------  ------
Provision for income
  taxes at the statutory
  income tax rate         $3,634     29%    $1,452   29.0%   $5,149  29.0%
Reduction of provision
  for partnership income
  not taxable to Company      --      --        --   --      (1,967)(11.1%)
Other items                   --      --        --   --         329   1.8%
                          ------    ----    ------   -----    -----  -----
                          $3,634     29%    $1,452   29.0%   $3,511  19.7%
                          ======    ====    ======   =====    =====  =====



The provision for income taxes consists of the following:

                                            YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                         1996         1995         1994
                                     ------------  -----------  -----------
                                                 (In thousands)
Currently payable
  United States                          $   --        $   --     $   --
  Puerto Rico                             3,005           723      2,025
Deferred                                    629           729      1,486
                                         ------        ------     ------
                                         $3,634        $1,452     $3,511
                                         ======        ======     ======


           Pursuant to IGC's partnership agreement, a portion of the gain and the related tax from the sale of four apartment projects was specifically allocated to the general partner. The Company has recorded tax owed by the general partner as a reduction of the provision for income taxes.

The components of deferred taxes payable include the following:

                                                        AT DECEMBER 31,
                                                   ------------------------
                                                       1996        1995
                                                   -----------  -----------
                                                         (In thousands)
Tax on amortization of deferred income related
  to long-term receivables from partnerships
  operating in Puerto Rico                              $  499       $  562
Tax on equity in earnings of partnerships
  operating in Puerto Rico                               2,337        2,135
Tax on land development costs capitalized for book
  purposes but deducted currently for tax purposes       2,312        1,924
Tax on interest income, payable when collected             293           83
Tax on sale to related party deferred for book
  purposes but currently taxable                          (108)          --
                                                        ------       ------
                                                        $5,333       $4,704
                                                        ======       ======

The reconciliation between net income (loss) per books and net taxable income (loss) is as follows:

                                             December 31,
                          -------------------------------------------------
                               1996              1995             1994
                          ---------------   --------------   --------------
                               (In thousands, except per Unit amounts)

                                    Per               Per             Per
                          Total     Unit    Total     Unit    Total   Unit
                          ------   ------   ------    ----    -----  ------

Net income (loss)
  per books                $ 9,845    .96  $(2,967)  $(.29) $ 6,641 $  .66
Built-in gain allocable
  to Predecessors:
    Current                 (3,554)  (.35)  (1,369)   (.13)  (1,747)  (.17)
    Deferred                  (415)  (.04)    (364)   (.04)    (323)  (.03)
Difference in income or
  losses from subsidiary
  partnerships              (4,968)  (.48)   1,141     .11   (9,828)  (.97)
Losses from corporation
  subsidiaries not
  deductible by the
  partnership                  269    .03    2,002     .20    2,221    .22
Capitalization of general
  and administrative
  expenses under the
  Uniform Capitalization
  Rules                       (246)  (.02)     315     .03       18    --
Differences in deferred
  income                    (1,431)  (.14)     349     .03      417    .04
Difference in cost of sales
  due to interest related to
  the acquisition of land,
  deducted for tax purposes    513    .05      505     .05    1,663    .16
Deferred income taxes          629    .06      729     .07    1,486    .15
Losses from restructuring   (3,742)  (.36)    (245)   (.02)  (1,691)  (.17)
Differences in wetland
  litigation costs          (1,323)  (.13)   2,000     .19       --    --
Other book to tax
  reconciling items, none
  of which is individually
  significant                3,783    .37     (650)   (.06)    (606)  (.06)
                            ------   ----  -------  ------  -------  -----
Net taxable income (loss)
  per partnership
  federal return              (640)  (.05) $(1,446) $ (.14) $(1,749) $(.17)
                            ======   ====  =======  ======  ======= ======


     Deferred income taxes reflect the "temporary differences" between amounts of assets and liabilities for financial reporting purposes as determined in accordance with SFAS No. 109 and such amounts as measured by tax laws.

     IGC has been grandfathered and will continue to be through 1997 as a non-tax paying public partnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporation as long as a substantial new line of business is not added. As of December 31, 1996, IGC continues to comply with this requirement. Beginning in 1998, IGC will be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends and real property income. IGC plans to restructure (see Note 10) prior to 1998, thus reducing the amount of income taxable in 1998.

(9) QUARTERLY SUMMARY (UNAUDITED)

     IGC's quarterly results are summarized as follows:

                                      Year Ended December 31, 1996
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per Unit amounts)

Revenues                     $24,884   $13,792   $ 5,765   $9,933  $54,374
Income (loss) before
  extraordinary item,
  taxes and minority
  interest                    13,957     1,353    (1,621)   1,028   14,717
Income (loss) before
  extraordinary item           9,062       330      (869)   2,254   10,777
Net income (loss)              9,062       330      (869)   1,322    9,845
Per Unit:
  Net income (loss) before
    extraordinary item           .87       .03      (.08)     .22     1.04
  Net income (loss)              .87       .03      (.08)     .13      .95


                                      Year Ended December 31, 1995
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per Unit amounts)

Revenues                     $10,860   $10,721   $ 7,246  $ 8,873  $37,700
Income (loss) before taxes
  and minority interest          976     1,137    (2,311)    (806)  (1,004)
Net income (loss)                320     1,071    (2,498)  (1,860)  (2,967)
Per Unit:
  Net income (loss)              .03       .10      (.24)    (.18)    (.29)


(10) COMPANY RESTRUCTURING

     The Company's current operations have been severely restricted due to the Wetlands Litigation and the terms and conditions of the Company's bank debt. Also, there are certain investments of the company, such as IWT and AFH, that have operating losses and substantial current capital needs. In addition, the Company, as a master limited partnership, is not an attractive investment for most pension funds, retirement funds and mutual funds, thereby restricting the Company's access to these substantial sources of capital. In order to address these issues, management, together with is advisors, is continuing to develop a restructuring plan originally announced in December 1996. The current modified plan seeks to achieve the following objectives:

     1.   To restructure the Company and thereby convert IGC
          Units into shares of a new Maryland real estate investment trust, American Community Properties Trust
          ("ACPT").

     2. To eliminate from ACPT's operating results the expenses of the Wetlands Litigation and operating and capital expenses of IWT and AFH while preserving for ACPT shareholders the value of these entities and land affected by the Wetlands Litigation. (ACPT will cede ownership of, and management and financing responsibility for, these assets to entities controlled by the Wilson family that will manage these assets for the benefit of and/or eventual return to ACPT shareholders.)

     3. To raise approximately $40,000,000 in new capital through a securities offering by ACPT to pay down community development bank debt and provide working capital for community development.

     4. To make ACPT an attractive investment for pension funds and mutual funds by structuring ownership of ACPT's underlying assets so that ACPT's sources of income will be exclusively corporate (including REIT) dividends.

     5. To roll-up into ACPT subsidiaries the limited partner interests that the Company does not now own in various apartment partnerships.

     Upon approval by a committee of outside directors of the final detailed restructuring plan (including evaluation by the committee and its financial advisors of the fairness of all asset transfers to Wilson family entities), management intends to submit the plan to Unitholders for approval. Completion of the plan will be conditioned upon receiving approval by a majority in interest of the Unitholders and a majority in interest of the Units not controlled by the Wilson family held by Unitholders that vote on the transaction. The restructuring also will require approval of certain creditors and government agencies. In addition, the terms and conditions of any transaction to raise capital in ACPT will be subject to uncertainties of the capital markets. Because of the significance of the approval process and uncertainties of the capital markets, there is no assurance that the proposed restructuring will be completed or completed under the terms and conditions presented here. Management, however, is moving forward with this planned restructuring and hopes to accomplish all or a portion of the objectives outlined above in the third quarter of 1997.

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


               INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

Bannister Apartments     $     3,691    $      410   $     4,180 $     453
Garden Apartments
St. Charles, MD

Palmer Apartments              4,251           471         4,788       433
Garden Apartments
St. Charles, MD

Brookmont Apartments           2,343           162         2,677       259
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments   1,474           156         2,487        43
Garden Shared Housing
St. Charles, MD

Headen Apartments              4,869           205         4,765       974
Garden Apartments
St. Charles, MD

Huntington Apartments          7,699           350         8,513     1,556
Garden Apartments
St. Charles, MD

Crossland Apartments           2,171           350         2,697       274
Garden Apartments
St. Charles, MD

Terrace Apartments             5,023           497         5,377       533
Garden Apartments
St. Charles, MD

Lakeside Apartments               18           440         3,649        45
Garden Apartments
St. Charles, MD

Lancaster Apartments           4,342           484         4,292       150
Garden Apartments
St. Charles, MD

Fox Chase Apartments           6,537           745         7,014       102
Garden Apartments
St. Charles, MD

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


         INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

New Forest Apartments         12,144         1,229        12,102       589
Garden Apartments
St. Charles, MD

Coachman's Landing Apt.        5,885           572         6,421       (31)
Garden Apartments
St. Charles, MD

Chastleton Apartments         14,182         2,630        23,624     1,314
High Rise Apartments
Washington, D.C.

Essex Village Apts.           16,114         2,667        21,381    (4,893)
Garden Apartments
Richmond, VA

Alturas Del Senorial           3,267           345         4,185       131
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens                9,497         1,153        12,050       356
Highrise/Garden Apts.
Bayamon, PR

De Diego                       6,472           601         6,718       170
Highrise Apts.
Rio Piedras, PR

Monserrate II                 11,101           731        11,172       291
Highrise Apts.
Carolina, PR

Santa Juana                    7,199           509         6,748       163
Highrise Apts.
Caguas, PR

Torre De Las Cumbres           5,654           466         5,954       165
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan            8,458           900        10,742       352
Highrise Apts.
Carolina, PR

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


         INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

Jardines De Caparra            5,064           546         5,719     1,041
Garden Apartments
Bayamon, PR

Monserrate I                   1,862           543        10,436       374
Highrise Apts.
Carolina, PR

Monte De Oro                      --           562         5,217       846
Highrise Apts.
Rio Piedras, PR

New Center                       588           589         5,702       369
Highrise Apts.
San Juan, PR

San Anton                      2,973           313         3,525       734
Highrise Apts.
Carolina, PR

Valle Del Sol                 11,053           992        14,017       203
Highrise Apts.
Bayamon, PR

Vistas Del Turabo              1,971           354         2,508       489
Highrise Apts.
Caguas, PR

Office Condo                     208            --           284        --
East Whitiland Township
Pennsylvania

Fredericksburg, VA               190           158            95         5
Model Park 1 Model

Raleigh, NC                       --            --            75         6
2 Models
                         -----------    ----------   ----------- ---------
Total Properties         $   166,300    $   20,130   $   219,114   $ 7,496
                         ===========    ==========   =========== =========

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


           TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION
                              (In thousands)



                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

Bannister Apartments    $      410      $  4,634     $  5,044    $  3,696
Garden Apartments
St. Charles, MD

Palmer Apartments              471         5,220        5,691       4,023
Garden Apartments
St. Charles, MD

Brookmont Apartments           162         2,935        3,097       2,294
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments   156         2,530        2,686         207
Garden Shared Housing
St. Charles, MD

Headen Apartments              205         5,739        5,944       3,969
Garden Apartments
St. Charles, MD

Huntington Apartments          350        10,069       10,419       5,016
Garden Apartments
St. Charles, MD

Crossland Apartments           350         2,971        3,321       1,887
Garden Apartments
St. Charles, MD

Terrace Apartments             497         5,907        6,404       4,546
Garden Apartments
St. Charles, MD

Lakeside Apartments            440         3,694        4,134          30
Garden Apartments
St. Charles, MD

Lancaster Apartments           484         4,442        4,926       1,341
Garden Apartments
St. Charles, MD

Fox Chase Apartments           745         7,116        7,861       1,775
Garden Apartments
St. Charles, MD

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


     TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                              (In thousands)



                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

New Forest Apartments        1,229        12,691       13,920       2,710
Garden Apartments
St. Charles, MD

Coachman's Landing Apt.        572         6,390        6,962       1,398
Garden Apartments
St. Charles, MD

Chastleton Apartments        2,630        24,938       27,568       6,783
High Rise Apartments
Washington, D.C.

Essex Village Apts.          2,667        16,488       19,155      14,722
Garden Apartments
Richmond, VA

Alturas Del Senorial           345         4,316        4,661       1,891
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens              1,153        12,406       13,559       4,783
Highrise/Garden Apts.
Bayamon, PR

De Diego                       601         6,888        7,489       2,946
Highrise Apts.
Rio Piedras, PR

Monserrate II                  731        11,463       12,194       4,872
Highrise Apts.
Carolina, PR

Santa Juana                    509         6,911        7,420       2,963
Highrise Apts.
Caguas, PR

Torre De Las Cumbres           466         6,119        6,585       2,651
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan            900        11,094       11,994       4,407
Highrise Apts.
Carolina, PR

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


     TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                              (In thousands)


                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

Jardines De Caparra            546         6,761        7,307       2,894
Garden Apartments
Bayamon, PR

Monserrate I                   543        10,809       11,352       4,771
Highrise Apts.
Carolina, PR

Monte De Oro                   562         6,063        6,625       2,961
Highrise Apts.
Rio Piedras, PR

New Center                     589         6,071        6,660       2,868
Highrise Apts.
San Juan, PR

San Anton                      313         4,260        4,573       2,125
Highrise Apts.
Carolina, PR

Valle Del Sol                  992        14,219       15,211       4,924
Highrise Apts.
Bayamon, PR

Vistas Del Turabo              354         2,997        3,351       1,057
Highrise Apts.
Caguas, PR

Office Condo                    --           284          284          59
East Whitiland Township
Pennsylvania

Fredericksburg, VA             158           100          258          21
Model Park 1 Model

Raleigh, NC                     --            81           81          19
2 Models
                        ----------   -----------  -----------  ----------
Total Properties        $   20,130   $   226,606  $   246,736  $  100,609
                        ==========   ===========  ===========  ==========

     NOTE TO TOTAL CAPITALIZED COSTS:

          THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES
          FOR U.S. AND P.R. PROPERTIES IS                        $216,527

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


            DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES



                                       Date
                                    Constructed
    Description                     or Acquired           Depreciable Life
--------------------                -----------          ------------------

Bannister Apartments                 11/30/76              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Palmer Apartments                     3/31/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Brookmont Apartments                  5/18/79              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Brookside Gardens Apartments         11/10/94              Bldg - 40 Yrs
Garden Shared Housing               Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Headen Apartments                    10/30/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Huntington Apartments                 10/7/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Crossland Apartments                  1/13/78              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Terrace Apartments                    11/1/79              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Lakeside Apartments                    7/1/96              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Lancaster Apartments                 12/31/85              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Fox Chase Apartments                  3/31/87              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


      DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                       Date
                                    Constructed
    Description                     or Acquired         Depreciable Life
--------------------                -----------       ---------------------

New Forest Apartments                 6/28/88              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Coachman's Landing Apt.                9/5/89              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Chastleton Apartments                 11/7/86             Bldg - 40 Yrs
High Rise Apartments                Constructed       Bldg Equip - 5/10 Yrs
Washington, D.C.

Essex Village Apts.                   1/31/82              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
Richmond, VA

Alturas Del Senorial                 11/17/79              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Bayamon Gardens                        7/6/81              Bldg - 40 Yrs
Highrise/Garden Apts.               Constructed        Bldg Equip - 5/7 Yrs
Bayamon, PR

De Diego                              3/20/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Monserrate II                         1/30/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

Santa Juana                            2/8/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Caguas, PR

Torre De Las Cumbres                  12/6/79              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Colinas De San Juan                   3/20/81              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996


      DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES (continued)



                                       Date
                                    Constructed
    Description                     or Acquired           Depreciable Life
--------------------                -----------          ------------------

Jardines De Caparra                    4/1/80              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
Bayamon, PR

Monserrate I                           5/1/79              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

Monte De Oro                          12/1/77              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

New Center                            3/15/78              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
San Juan, PR

San Anton                            12/10/74              Bldg - 40 Yrs
Highrise Apts.                       Acquired          Bldg Equip - 5/7 Yrs
Carolina, PR

Valle Del Sol                         3/15/83              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Bayamon, PR

Vistas Del Turabo                    12/30/83              Bldg - 40 Yrs
Highrise Apts.                       Acquired          Bldg Equip - 5/7 Yrs
Caguas, PR

Office Condo                          5/14/90                   31.5 Yrs
East Whitiland Township              Acquired
Pennsylvania

Fredericksburg, VA                    2/23/90              Bldg 5 - 40 Yrs
Model Park 1 Model                   Acquired

Raleigh, NC                           2/23/90              Bldg 5 - 40 Yrs
Model Park 2 Models                  Acquired

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996
                              (In thousands)



Real Estate at December 31, 1995                              $   263,180




Additions for 1996:
          Improvements                                              6,334
          Land                                                        440
                                                              -----------
Total Additions                                                     6,774
                                                              -----------




Deductions for 1996:
          Dispositions                                                305
          Other, related to sale of four
            LIHPRHA properties                                     22,912
                                                              -----------
Total Deductions                                                   23,217
                                                              -----------



Real Estate at December 31, 1996                              $   246,737
                                                              ===========

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1996
                              (In thousands)



Accumulated depreciation at December 31, 1995                 $   106,900




Additions for 1996:
          Depreciation expense                                      6,825






Deductions for 1996:
          Dispositions                                                122
          Other, related to sale of four
            LIHPRHA properties                                     12,994
                                                              -----------
Total Deductions                                                   13,116
                                                              -----------





Accumulated depreciation at December 31, 1996                 $   100,609
                                                              ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors of IGC's managing general partner, Interstate General Management Corporation ("IGMC"), is as follows:

Name                     Age            Office

James J. Wilson          63        Chairman, Director and Chief
                                   Executive Officer

J. Michael Wilson        31        Vice Chairman, Director,
                                   Chief Financial Officer and Secretary

Thomas B. Wilson         34        Director

Edwin L. Kelly           55        Director, President and Chief
                                   Operating Officer

Francisco Arrivi Cros    49        Director, Senior Vice President

Donald G. Blakeman       64        Director

Jorge Colon-Nevares      61        Director

Joel H. Cowan            60        Director


The following are the executive officers of IGC:

Name                     Age            Office

James J. Wilson          63        Chairman and Chief Executive Officer

Edwin L. Kelly           55        President and Chief Operating Officer

J. Michael Wilson        31        Chief Financial Officer

Francisco Arrivi Cros    49        Senior Vice President

Paul A. Resnik           49        Senior Vice President

Carlos R. Rodriguez      51        Vice President

     Term of Office. Directors of IGMC are elected annually in April by action of the directors then holding office. Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC. As practicable, an additional one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors are to be persons who are
officers of IGC.   Messrs. Colon-Nevares and Cowan currently serve as the
unaffiliated directors. Messrs. James J., J. Michael and Thomas B. Wilson serve as the IBC director designates. Messrs. Kelly and Arrivi serve as directors representing IGC officers. Mr. Blakeman serves a director who recently resigned as an IGC officer but who is President of a company in which IGC is a general partner.

     Relationships.  James J. Wilson is the father of J. Michael and Thomas
B. Wilson.

     James J. Wilson has been Chairman of the Board of IGMC since its inception in 1986. He also served as its President from 1986-1996. He is the founder of IGC and has been Chief Executive Officer of IGC and its predecessors since its inception in 1957, and was President from 1957-1994. He was named IGC Chairman in 1994. He is the founder of IBC and its predecessors, and has served as IBC's Chairman of the Board and Chief Executive Officer since 1957 and as President from 1957-1994. As stated in
Item I , Mr. Wilson, along with IGC and SCA, was convicted on four felony counts of violating Section 404 (wetlands) of the U.S. Clean Water Act. These convictions have been appealed and a ruling is expected during the second quarter of 1997.

     J. Michael Wilson has been a Director of IGMC since December 1996 and was named its Vice Chairman, Chief Financial Officer and Secretary and Chief Financial Officer of the Company in January 1997. He has been President and Chief Operating Officer of IBC since 1994 and a Director since 1991. He served as Vice President of IBC from 1991-1994. He has been a Director of Wilson Securities Corporation since 1991, and President since March 1996. He was Vice President of Wilson Securities Corporation from 1991-1996. He has been Vice President of IWT since 1994.

     Thomas B. Wilson has been a director of IGMC since December 1995. He has been a Vice President of IBC since 1994. Since 1994, he has been President of El Comandante Operating Company ("ECOC"), which leases El Comandante race track in Puerto Rico from a subsidiary of Equus.

     Edwin L. Kelly was named President and Chief Operating Officer of IGMC and IGC in January 1997. He previously served as Senior Vice President and Treasurer of IGC and Senior Vice President of IGMC since their formation in 1986. He has served in various executive positions with IGC and its predecessor companies since 1974, including as a Director of IGMC from 1986-1995.

     Donald G. Blakeman has been a Director of IGMC since its inception in 1986. He served as Executive Vice President of IGMC and IGC from 1986-1996 He was Secretary of IGMC from 1990-1995, and Assistant Secretary from 1995-1996. He served in various executive positions with IGC and its predecessor companies from 1968-1996. He was named President of Equus and Equus Management Company ("EMC") in February 1996, and in connection with those roles he resigned as an officer of IGC in August 1996. He has served as a Director of EMC since its formation in 1994.

     Jorge Colon-Nevares has been a Director of IGMC since 1989. He serves as a Director of ECOC, which leases El Comandante Race Track in Puerto Rico from a subsidiary of Equus. Since 1978, he has been President and Chief Executive Officer of Wendco of Puerto Rico, Inc., the franchisee of Wendy's for Puerto Rico. He is an officer and a Director of Multisystems Restaurants, Inc. and Twenty First Century Restaurants, Inc., the franchisee for Sizzler and T.G.I. Friday's in Puerto Rico. He is a Director of the Foundation for the University of Puerto Rico and Chairman of the Board Trustees for Universidad Central del Caribe School of Medicine.

     Joel H. Cowan has been a Director of IGMC since its formation in 1986. He was a Director of IGC's predecessors from 1968-1986. He is President of

Cowan & Associates, a real estate investment company he has owned since 1976. Since 1984, he has been Chairman of the Habersham Group, international business owned by him whose activities include real estate development, trade and merchant banking. From 1993-1996, he was a Director of Continental Airlines, Inc.

     Francisco Arrivi Cros has been Senior Vice President of IGC since 1990, Senior Vice President and Assistant Secretary of IGMC since 1991 and President of IGP since 1996. He was named as a director of IGMC in April of 1997. He was Vice President of the Chase Manhattan Bank N.A. in Puerto Rico from 1977-1990, and Manager of its Real Estate Finance Division from 1987-1990.

     Paul A. Resnik has been Senior Vice President of IGC since 1993 and Vice President of IGMC since 1989. He served as Vice President of IGC from 1987-1993.

     Carlos R. Rodriguez has been Vice President of IGC since 1989.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following information is furnished with respect to the Chief Executive Officer and each of the other four most highly compensated Executive Officers of the Company and two additional officers who would have been among the four most highly compensated Executive Officers if they had been employed at the end of 1996 (collectively, the "Executive Officers").

                                                        Long-Term
                                                       Compensation
                                                       ------------
                             Annual Compensation          Awards
                     --------------------------------- ------------
                                                        Securities
                                               Other    Underlying
                                               Annual    Options/    All Other
   Name & Principal  Year  Salary   Bonus  Compensation    SAR's   Compensation
       Position              ($)      ($)      ($) (2)       #        ($) (1)
   ----------------  ----  -------  ------ ------------ ---------- ------------

   James J. Wilson   1996  499,075      --         --           --       9,492
   Chairman & Chief  1995  474,325      --         --           --       9,552
   Executive Officer 1994  440,240      --         --           --       9,576

   Gregory G. Kreizenbeck
   Former President, 1996  179,600      --     35,697 (3)       --     171,992
   & Chief Operating 1995  287,700      --     33,308 (3)  140,000       9,552
   Officer           1994  227,804      --         --      140,000          --

   John E. Hans      1996  209,167      --         --       10,000     124,067
   Former Senior     1995  190,200  10,000         --           --          --
   Vice President    1994   55,417      --         --       40,000          --
   and Chief Financial
   Officer

   Francisco Arrivi Cros
   Senior Vice       1996  205,200 100,000         --           --       9,492
   President         1995  190,200      --         --           --       9,552
                     1994  166,200      --         --           --       9,924

   Edwin L. Kelly    1996  197,367      --         --           --       9,492
   President & Chief 1995  181,908      --         --           --       9,552
   Operating Officer 1994  177,117      --         --           --       9,576

   Paul Resnik       1996  164,800      --         --           --       9,492
   Senior Vice       1995  159,033      --         --           --       9,552
   President         1994  133,144      --         --           --       9,576

   Carlos R. Rodriguez
   Vice President    1996  127,200      --         --           --       7,652
                     1995  120,200      --         --           --       7,344
                     1994  104,200      --         --           --       7,978


         (1) Reflects IGC's contributions to Retirement Plan discussed below. Greg Kreizenbeck's and Jack Hans' 1996 other income include $162,500 and $114,575, respectively, of severance compensation pursuant to the terms of their employment contracts.
         (2) Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.
         (3) Represents perquisites and other personal benefits, consisting primarily of $23,000 of reimbursed legal fees and $11,123 of reimbursed relocating expenses in 1996 and $29,556 for relocation expenses in 1995.

     Employment Agreements. Mr. Wilson entered into an amended three-year employment agreement with IGC commencing January 1, 1996. Mr. Wilson's agreement provides for a base salary of $473,000, to be modified annually, certain fringe benefits, and death or disability benefits. The agreement may be terminated without cause upon a 90-day written notice, and provides for a severance pay of base salary for the unexpired term of the contract.

     Mr. Kreizenbeck entered into an amended three-year employment agreement with IGC commencing January 1, 1996. Mr. Kreizenbeck's agreement provided for a base salary of $287,500, to be modified annually, and certain fringe benefits. Mr. Kreizenbeck resigned effective June 18, 1996 and was provided a severance package of six months base salary of $162,500. Mr. Blakeman entered into an employment agreement with IGC commencing December 31, 1986 for successive one-year terms, provided that neither party could terminate the agreement without a 90-day written notice. He provided services for both IGC and EMC. He resigned from IGC effective August 1996, and was employed by EMC. The Company was reimbursed for services rendered to EMC.

     Mr. Hans entered into an employment agreement with IGC commencing September 1, 1994 for successive one-year terms, provided that neither party could terminate the agreement without a 60-day written notice. The agreement provided for a base salary of $190,000, to be modified annually, a one-time signing bonus of $10,000, certain fringe benefits, death or disability benefits, and a severance package of one-year salary and benefits. The agreement was terminated effective December 31, 1996 and Mr. Hans was provided with severance pay of $114,600.

     Mr. Kelly entered into an employment agreement with the Company commencing April 1, 1994. The agreement can be terminated without cause upon 90 days notice, and provides for a base salary of $173,000 per year, certain fringe benefits and a severance package for 18 months salary.

     Mr. Arrivi entered into a compensation agreement with IGC on September 13, 1990. The agreement provided for a base salary of $149,000, to be modified annually, a one-time signing bonus of $40,000, certain fringe benefits, death or disability benefits, and a severance package of one-year salary.

     Directors. Directors of the Managing General Partner that do not receive salaries from the Company receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. In 1996, the directors' fees totaled $100,000 all of which were unpaid as of December 31, 1996.

     IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

     Unit Options and Unit Appreciation Rights. IGC's employees, including its directors and officers, are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options ("Options") or Unit Appreciation Rights ("Rights") to employees and officers on the basis of their performance. The Rights entitle the holder to receive upon exercise, an amount payable in cash, Class A units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Right specified in the individual rights agreements. The 1996 activity under these plans for the CEO and most highly compensated officers are summarized on the following tables:

               UNIT APPRECIATION RIGHTS GRANTED DURING 1996

                                         Percent of
                                         Total Unit
                            Number of    Appreciation
                               Unit      Rights Granted
                           Appreciation  to Employees   Base
                              Rights        in 1996     Price  Expiration
                             Granted          (%)        ($)       Date
                           ------------  -------------  -----  ----------

James J. Wilson                     --            --       --          --
Gregory G. Kreizenbeck (1)     140,000          100%     4.94     3-01-04
John E. Hans           (2)      10,000          100%     3.03          --
Francisco Arrivi Cros               --            --       --          --
Edwin L. Kelly                      --            --       --          --
Paul Resnik                         --            --       --          --
Carlos R. Rodriguez                 --            --       --          --

                                    Potential Realizable Value at Assumed
                                    Annual Rate of Unit Price Appreciation
                                      for Unit Appreciation Rights Term
                                    --------------------------------------
                                        5%                          10%
                                       ($)                          ($)
                                    ---------                    ---------

James J. Wilson                            --                           --
Gregory G. Kreizenbeck (1)            448,626                    1,124,020
John E. Hans           (2)             54,975                       87,539
Francisco Arrivi Cros                      --                           --
Edwin L. Kelly                             --                           --
Paul Resnik                                --                           --
Carlos R. Rodriguez                        --                           --

      (1) All of Mr. Kreizenbeck's incentive rights were forfeited 90 days after his June 1996 resignation. Prior to his resignation, there were two amendments to his Unit Appreciation Rights Agreement. On March 16, 1995, the base price of his rights was increased to $6.33 and in January 1996 the base price of his rights were decreased to $4.94.
      (2) In 1997, Mr. Hans exercised 2,000 of these Rights during the 90 days after his resignation. The remaining 8,000 Rights were forfeited.

       AGGREGATED OPTION/UNIT APPRECIATION RIGHTS EXERCISES IN 1996 AND DECEMBER 31, 1996 OPTION/UNIT APPRECIATION RIGHTS VALUES


                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                                             Unexercised      in-the-money
                                             Options          Options and
                                             and Unit         Unit
                                             Appreciation     Appreciation
                                             Rights at        Rights at
                                             December 31,     December 31,
                                                 1996             1996
                                             ------------------------------


                        Units       Value    Exercisable/     Exercisable/
                     Acquired On   Realized  Unexercisable    Unexercisable
   Name              Exercise (#)    ($)          (#)              ($)
-------------------  ------------  --------  -------------   --------------

James J. Wilson               --        --           --/--            --/--
Gregory G. Kreizenbeck        --        --           --/--            --/--
John E. Hans                  --        --       20,000/--            --/--
Francisco Arrivi Cros         --        --   10,000/15,000            --/--
Edwin L. Kelly                --        --   16,000/24,000            --/--
Paul Resnik                   --        --           --/--            --/--
Carlos R. Rodriguez           --        --     1,920/2,880            --/--


     Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 1996, 1995 or 1994.

     Retirement Plan. IGC maintains a retirement plan (the "Retirement Plan") for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 1996, 1995 and 1994 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $150,000) that exceeded that wage base. Additional contributions to the Retirement Plan are made pursuant to the Profit Sharing Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the Units that were beneficially owned on March 1, 1997 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by named executive officer of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group. Except where noted, the address for the beneficial owner is 222 Smallwood Village Center, St. Charles, Maryland, 20602.
                                                  Beneficial Ownership (1)
                                                  ------------------------
                                                    Number of
Name of Beneficial Owner                            IGC Units      Percent
------------------------                          -------------    -------

James J. Wilson (2)                                    30,679         .3

Edwin L. Kelly                                        111,214        1.08

Francisco Arrivi Cros (3)                              10,000         .1

Paul Resnik                                            10,000         .1

Carlos Rodriguez (3)                                    6,000         .06

All executive officers of IGC
and directors of IGMC as a group
(10 persons) (3)(4)                                 1,005,828        9.79

Bessemer Interstate Corporation
245 Peachtree Center Avenue #804
Atlanta, GA  30303                                    522,208        5.08

Interstate Business Corporation
222 Smallwood Village Center
St. Charles, MD  20602                              3,080,515       29.97

Wilson Securities Corporation
222 Smallwood Village Center
St. Charles, MD  20602                              1,172,203       11.4

      (1) The beneficial ownership of Units is determined on the basis of Units directly and indirectly owned by executive officers of IGC and directors of IGMC and Units to be issued to IGC officers under options which are exercisable within the next 60 days.

      (2)  Includes 100 IGC Units (0%) held by his wife, Barbara A.
           Wilson.

      (3) Includes IGC Units subject to options exercisable under the IGC Employees and Directors Plans of 10,000 and 6,000 for Francisco Arrivi Cros and Carlos Rodriguez, respectively.

      (4) Includes 42,700 IGC Units (.42%) attributable to Units held by Wilson Family Limited Partnership, a partnership for which James M. Wilson serves as a general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information responding to this item appears in Note 6 to the Company's Consolidated Financial Statements included in Item 8 of this report.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   Financial Statements

          The following financial statements of Interstate General Company L.P. are contained herein:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

               Consolidated Balance Sheets as of December 31, 1996 and 1995

               Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994

     2.   Financial Statement Schedules

          The following financial statements schedules are contained herein:

               Report of Independent Public Accountants

               Schedule III -- Real Estate and Accumulated Depreciation

     3.   Exhibits

          Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ------------------------

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

 (a)     Employment Agreement with James J. Wilson   Exhibit 10(a) to Form S-1

 (b)     Employment Agreement with                   Exhibit 10(b) to Form S-1
         Donald G. Blakeman

 (c)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Gregory G. Kreizenbeck                      for the quarter ended
                                                     March 31, 1994

 (d)     First Amendment to Employment Agreement     Exhibit 10(d) to 1994 10-K
         with Gregory G. Kreizenbeck

 (e)     Amended and Restated Employment Agreement   Exhibit 10(e) to 1995 10-K
         between Interstate General Properties L.P.
         and Gregory G. Kreizenbeck dated
         January 15, 1996

 (f)     Severance Agreement between Interstate      Exhibit 10(b) to Form 10-Q
         General Company L.P. and Gregory G.         for the quarter ended
         Kreizenbeck dated August 16, 1996           September 30, 1996

 (g)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         John E. Hans                                for the quarter ended
                                                     September 30, 1994

 (h)     Modification to Employment Agreement        Exhibit 10(a) to Form 10-Q
         between Interstate General Company L.P.     for the quarter ended
         and John E. Hans dated April 16, 1996       March 31, 1996

 (i)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Edwin L. Kelly                              for the quarter ended
                                                     June 30, 1994

 (j)     Amendment to Employment Agreement between   Exhibit 10(a) to Form 10-Q
         Interstate General Company L.P. and         for the quarter ended
         Edwin L. Kelly dated May 20, 1994           June 30, 1995

 (k)     Second Amendment to Employment Agreement    Exhibit 10(b) to Form 10-Q
         between Interstate General Company L.P.     for the quarter ended
         and Edwin L. Kelly dated May 20, 1994       June 30, 1996

 (l)     Third Amendment to Employment Agreement     Filed herewith
         between Interstate General Company L.P.
         and Edwin L. Kelly dated May 20, 1994

 (m)     Employment Agreement with                   Exhibit 10(e) to 1993 10-K
         Donald Drew

 (n)     Employment Agreement for Donald Drew        Exhibit 10(eeee) to
         dated December 14, 1993                     1994 10-K

 (o)     Employment Agreement between Interstate     Exhibit 10(j) to 1995 10-K
         General Company L.P. and James J. Wilson dated January 15, 1996

 (p)     Employment Agreement between Interstate     Exhibit 10(a) to Form 10-Q
         Waste Technologies, Inc. and Francis C.     for the quarter ended
         Campbell dated September 1, 1996            September 30, 1996

 (q)     Indemnity Agreement among Interstate        Exhibit 10(f) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc. and each director and
         officer of Interstate General
         Management Corporation

 (r)     Unit Incentive Plan for Directors,          Exhibit 10(i) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

 (s)     Unit Incentive Plan for Employees,          Exhibit 10(j) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

 (t)     Amended and Restated Certificate and        Exhibit 10(11) to Form S-1
         Agreement of Limited Partnership of
         St. Charles Associates Limited
         Partnership dated March 14, 1985

 (u)     Amended and Restated Certificate and        Exhibit 10(j) to Form S-1
         Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated December 31, 1986

 (v)     Second Amended and Restated Certificate     Exhibit 10(kk) to Form S-1
         and Agreement of Limited Partnership of
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (w)     Fourth Amendment to Second Amendment        Exhibit 10(lll) to
         and Restated Certificate and Agreement      1991 10-K
         of Interstate General Properties
         Limited Partnership S.P., dated
         June 29, 1981

 (x)     Fifth Amendment to Second Amendment and     Exhibit 10(mmm) to
         Restated Certificate and Agreement of       1991 10-K
         Interstate General Properties Limited
         Partnership S.P., dated June 29, 1981

 (y)     Third Amended and Restated Certificate      Exhibit 10(kk) to
         and Agreement of Limited Partnership of     1989 10-K
         Interstate General Properties Limited
         Partnership dated as of December 31, 1986

 (z)     Partnership agreement for Fox Chase         Exhibit 10(p) to Form S-1
         Apartments General Partnership as
         amended January 29, 1986

 (aa)    Amendment to Partnership Agreement for      Exhibit 10(mm) to Form S-1
         Fox Chase Apartments General Partnership dated February 10, 1987

 (bb)    Withdrawal, Mutual Release and              Exhibit 10(q) to 1993 10-K
         Indemnification Agreement and Amendment
         to Fox Chase General Partnership Agreement dated August 20, 1993

 (cc)    Partnership agreement for Wakefield Third   Exhibit 10(r) to Form S-1
         Age Associates Limited Partnership dated
         July 1, 1985

 (dd)    Partnership agreement for Wakefield         Exhibit 10(t) to Form S-1
         Terrace Associates Limited Partnership
         dated July 1, 1985

 (ee)    Partnership agreement for Headen House      Exhibit 10(v) to Form S-1
         Associates Limited Partnership dated
         July 1, 1985

 (ff)    Partnership agreement for Palmer            Exhibit 10(w) to Form S-1
         Apartments Associates Limited
         Partnership dated July 1, 1985

 (gg)    Partnership agreement for Chastleton        Exhibit 10(dd) to Form S-1
         Apartments Associates dated May 1, 1986

 (hh)    Partnership agreement for New Forest        Exhibit 10(ff) to Form S-1
         Apartments General Partnership dated
         November 18, 1986

 (ii)    First Amendment to the General              Exhibit 10(ii) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         February 24, 1987

 (jj)    Second Amendment to the General             Exhibit 10(hh) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         December 19, 1988

 (kk)    Withdrawal, Mutual Release and              Exhibit 10(z) to 1993 10-K
         Indemnification Agreement and Amendment
         to New Forest Apartments General
         Partnership Agreement dated
         August 20, 1993

 (ll)    Limited Partnership Agreement and           Exhibit 10(zz) to
         Amended and Restated Limited Partnership    1988 10-K
         Certificate of Coachman's Limited
         Partnership dated June 2, 1988

 (mm)    Management Services Agreements between      Exhibit 10(k) to Form S-1
         Interstate General Properties Limited
         Partnership and National General
         Corporation (3 separate agreements)

 (nn)    Property Management Agreement between       Exhibit 10(oo) to Form S-1
         National General Corporation and
         Interstate General Corporation and
         Interstate General Properties Limited
         Partnership as amended March 30, 1986

 (oo)    Property management agreement between       Exhibit 10(n) to Form S-1
         Smallwood Village Associates Limited
         Partnership and Interstate General
         Properties Limited Partnership as
         contained in the Smallwood Village
         Associates Limited Partnership Amended
         and Restated Certificate and Agreement
         of Limited Partnership dated July 1, 1985

 (pp)    Property management agreement between       Exhibit 10(o) to Form S-1
         Smallwood Village Office Building
         Associates Limited Partnership and
         Interstate General Properties and
         Interstate General Properties Limited
         Partnership as contained in the
         Smallwood Village Office Building
         Associates Amended and Restated Certificate and Agreement of Limited Partnership dated July 1, 1985

 (qq)    Management service agreement between        Exhibit 10(jj) to
         Interstate General Company L.P. and         1989 10-K
         Coachman's Limited Partnership dated
         May 2, 1988

 (rr)    Amendment to Management Service             Exhibit 10(hh) to
         Agreement between Interstate General        1993 10-K
         Company L.P. and Coachman's Limited
         Partnership dated January 1, 1993

 (ss)    Management Agreement by and between         Exhibit 10(zzzz) to
         Interstate Properties and Interstate        1992 10-K
         St. Charles, Inc. (El Monte), dated
         January 5, 1987

 (tt)    First Amendment to Management Agreement     Exhibit 10(aaaaa) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated January 4, 1988

 (uu)    Second Amendment to Management Agreement    Exhibit 10(bbbbb) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated December 31, 1992

 (vv)    Management Agreement by and between         Exhibit 10(ccccc) to
         Interstate General Properties and           1992 10-K
         Interstate St. Charles, Inc. (Santa Maria
         Shopping Center), dated January 5, 1987

 (ww)    First Amendment to Management Agreement     Exhibit 10(ddddd) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership and
         Interstate Business Corporation (Santa
         Maria Shopping Center), dated
         January 4, 1988

 (xx)    Second Amendment to Management Agreement    Exhibit 10(eeeee) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership S.E. and
         Interstate Business Corporation and
         Santa Maria Associates S.E., dated
         December 28, 1990

 (yy)    Two (2) Property management agreements      Exhibit 10(aa) to Form S-1
         between Interstate General Properties
         Limited Partnership and Capitol Park
         Associates as amended December 31, 1984

 (zz)    Lease for office space between Interstate   Exhibit 10(r) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated May 21, 1981

 (aaa)   Lease for office space between Interstate   Exhibit 10(m) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated June 15, 1981

 (bbb)   Lease Amendment to Lease for commercial     Exhibit 10(c) to Form 10-Q
         space between Smallwood Village Associates  for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated October 1, 1991

 (ccc) Lease Amendment II to Lease for commercial Exhibit 10(d) to Form 10-Q space between Smallwood Village Associates for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (ddd)   Store Lease between Interstate General      Exhibit 10(fff) to
         Business Corporation and Smallwood          1991 10-K
         Village Associates Limited Partnership
         dated April 1, 1988

 (eee)   Store Lease between Smallwood Village       Exhibit 10(e) to Form 10-Q
         Associates and Interstate General           for the quarter ended
         Company L.P. dated December 1, 1987         September 30, 1995

 (fff)   Lease Amendment to Store Lease between      Exhibit 10(f) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. dated       September 30, 1995
         February 1, 1989

 (ggg)   Lease Amendment II to Store Lease           Exhibit 10(g) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated December 1, 1992

 (hhh)   Lease Amendment III to Store Lease          Exhibit 10(h) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 30, 1994

 (iii)   Lease Amendment IV to Store Lease           Exhibit 10(i) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (jjj)   Office Lease between Smallwood Village      Exhibit 10(a) to Form 10-Q
         Associates and Interstate General Company   for the quarter ended
         L.P. for Smallwood Village Center dated     September 30, 1995
         August 25, 1995
 (kkk)   Amendment to Office Lease between           Exhibit 10(b) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. for         September 30, 1995
         Smallwood Village Center dated
         September 5, 1995

 (lll)   Lease Agreement between Interstate          Exhibit 10(fff) to
         Business Corporation and American Family    1995 10-K
         Homes for Office Building dated
         June 28, 1994

 (mmm)   Fourth Amendment to Interstate General      Exhibit 10(yyyy) to
         Company L.P. Retirement Plan, dated         1992 10-K
         July 1, 1992

 (nnn)   Fifth Amendment to Interstate General       Exhibit 10(b) to Form 10-Q
         Company L.P. Retirement Plan dated          for the quarter ended
         June 5, 1995                                June 30, 1995

 (ooo)   Agreement Regarding Partnership Interest    Exhibit 10(nn) to Form S-1
         in Chastleton Apartment Associates
         dated January, 1987

 (ppp)   Stockholders Agreement among Interstate     Exhibit 10(pp) to Form S-1
         and certain stockholders of Interstate
         St. Charles, Inc. dated as of
         December 1, 1986

 (qqq)   License Agreement between Interstate        Exhibit 10(qq) to Form S-1
         General Company L.P., Interstate
         General Business Corporation and
         Interstate St. Charles, Inc., dated
         as of December 31, 1986

 (rrr)   Amendment to License Agreement between      Exhibit 10(rr) to Form S-1
         Interstate General Company L.P.,
         Interstate General Business Corporation
         and Interstate General Company L.P.,
         dated as of February 9, 1987

 (sss)   Unitholders Agreement among Interstate      Exhibit 10(ss) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc., and Interstate
         Properties Trust dated as of
         February 9, 1987

 (ttt)   Agreement dated March 15, 1990 among        Exhibit 10(ddd) to
         Interstate General Company L.P.,            1990 10-K
         Interstate Business Corporation and
         Interstate General Properties

 (uuu)   Management service agreement between        Exhibit 10(ee) to Form S-1
         Interstate General Business Corporation     Amendment Exhibit 10(ee)
         and Chastleton Apartments Associates        to 1989 10-K
         as amended February 26, 1987

 (vvv)   Amendment to February 26, 1987              Exhibit 10(bbb) to
         Management Service Agreement between        1993 10-K
         Interstate General Business Corporation
         and Chastleton Apartment Associates
         dated January 1, 1993

 (www)   Property management agreement between       Exhibit 10(z) to Form S-1
         Interstate General Properties Limited       Amendment Exhibit 10(z) to
         Partnership and G.L. Limited Partnership    1989 10-K
         as amended September 30, 1985 and as
         amended March 1, 1989

 (xxx)   Amendment to Property Management            Exhibit 10(ddd) to
         Agreement between Interstate General        1993 10-K
         Properties Limited Partnership and
         G. L. Limited Partnership dated
         January 1, 1993

 (yyy)   Second Amendment and Restatement of         Exhibit 10(eee) to
         Purchase Agreement by and between Land      1993 10-K
         Development Associates S.E. and Wal-Mart
         Puerto Rico, Inc., dated November 30, 1993

 (zzz)   Sale and Purchase Agreement between         Exhibit 10(hhhhh) to
         Interstate General Company L.P. and         1992 10-K
         K. Hovnanian at Montclair, Inc., dated
         September 30, 1992

(aaaa)   First Amendment to Sale and Purchase        Exhibit 10(ggg) to
         Agreement by and between Interstate         1993 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         October 16, 1992

(bbbb)   Second Amendment to Sale and Purchase       Exhibit 10(hhh) to
         Agreement by and between Interstate         1994 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         August 18, 1994

(cccc)   Third Amendment to Sale and Purchase        Exhibit 10(iii) to
         Agreement by and between Interstate         1994 10-K
         General Company L.P. and K. Hovnanian
         at Montclair, Inc., dated
         December 16, 1994

(dddd)   Amended and Restated Lease Agreement        Exhibit 10.8 to the
         between Housing Development Associates      Registration Statement on
         S.E. and El Comandante Operating Company,   S-4 of El Comandante
         dated December 15, 1993                     Capital Corp. and Housing
                                                     Development Associates
                                                     S.E. Registration
                                                     # 33-75284 (the "S-4")

(eeee)   Third Amended and Restated Partnership      Exhibit 3.3 to the S-4
         Agreement for Housing Development
         Associates, S.E. dated December 15, 1993

(ffff)   Fourth Amended and Restated Partnership     Exhibit 10(b) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated July 21, 1994        June 30, 1994

(gggg)   Fifth Amended and Restated Partnership      Exhibit 10(c) to Form 10-Q
         Agreement of Housing Development            for the quarter ended
         Associates, S.E. dated August 1, 1994       June 30, 1994

(hhhh)   Sixth Amended and Restated Partnership      Exhibit 2.2 to the Report
         Agreement of Housing Development            on Form 8-K of Equus
         Associates, S.E. dated March 8, 1995        Gaming Company L.P. dated
                                                     March 23, 1995,
                                                     File No. 000-25306
                                                     (the "Equus 8-K")

(iiii)   Seventh Amended and Restated Partnership    Exhibit 10.37 to the
         Agreement of Housing Development            Report on Form 10-K of
         Associates, S.E. dated February 7, 1996     Equus Gaming Company L.P.
                                                     dated April 1, 1996,
                                                     File No. 54-1719877

(jjjj)   Conversion Agreement dated February 3,      Exhibit 2.3 to the
         1995 and First Amendment thereto dated      Equus 8-K
         March 6, 1995

(kkkk)   Indenture dated December 15, 1993 among     Exhibit 4.1 to the S-4
         El Comandante Corp., Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico

(llll)   Warrant Agreement between HDA Management    Exhibit 10.3 to the S-4
         Corporation, Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico as Warrant Agent dated
         December 15, 1993

(mmmm)   Limited Partnership Agreement of Equus      Exhibit 10(d) to Form 10-Q
         Gaming Company L.P. dated August 1, 1994    for the quarter ended
                                                     June 30, 1994

(nnnn)   First Amendment to the Limited              Exhibit 10(e) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(oooo)   Second Amendment to the Limited             Exhibit 10(f) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(pppp)   Third Amendment to the Limited              Exhibit 3.4 to
         Partnership Agreement of Equus Gaming       to Registration Statement
         Company L.P.                                on Form S-11 of Equus
                                                     Gaming Company L.P.
                                                     Registration # 33-82750
                                                     (the "Equus S-11")

(qqqq)   Amended and Restated Distribution           Exhibit 2.1 to the Equus
         Agreement dated November 22, 1994,          S-11
         between Equus Gaming Company L.P.
         (the "Company") and Interstate General
         Company L.P. ("IGC")

(rrrr)   Registration Rights Agreement with          Exhibit 10.4 to the S-4
         respect to the Warrants dated
         December 15, 1993, among HDAMC, HDA,
         Oppenheimer & Co., Inc. and The
         Argosy Securities Group L.P.

(ssss)   Amended and Restated Management             Exhibit 10.6 to the S-4
         Agreement dated December 15, 1993,
         between Interstate General Properties
         Limited Partnership S.E. ("IGP") and
         HDA

(tttt)   Master Support and Services Agreement       Exhibit 10.20 to the
         dated December 9, 1994, between IGC         Equus S-11
         and Equus Gaming Company L.P.

(uuuu)   Consulting Agreement dated December 15,     Exhibit 10.21 to the
         1993, between El Comandante Operating       Equus S-11
         Company and Interstate General
         Properties Limited Partnership

(vvvv)   First Supplemental Indenture dated          Exhibit 10.27 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(wwww)   Second Supplemental Indenture dated         Exhibit 10.28 to the
         December 22, 1994, to the Indenture         Equus S-11
         dated December 15, 1993 among El
         Comandante Corp., Housing Development
         Associates S.E. and Banco Popular de
         Puerto Rico

(xxxx)   Amended and Restated Registration Rights    Exhibit 10.29 to the
         Agreement with Respect to the Warrants      Equus S-11
         dated December 12, 1994, among HDAMC,
         HDA, Oppenheimer & Co., Inc., the
         Argosy Securities Group L.P. and Equus
         Gaming Company L.P.

(yyyy)   Agreement of Purchase and Sale between      Exhibit 10(dddd) to
         Interstate General Company L.P. and         1994 10-K
         Interstate Business Corporation dated
         December 30, 1994 for the Partnership
         Interests in:
              New Forest Apartments General Partnership
              Headen House Associates Limited Partnership
              Fox Chase Apartments General Partnership
              Palmer Apartments Associates
              Wakefield Terrace Associates
              Wakefield Third Age Associates

(zzzz)   Agreement of Purchase and Sale between      Exhibit 10(a) to Form 10-Q
         Interstate Business Corporation and         for the quarter ended
         Interstate General Company L.P. dated       June 30, 1996
         June 12, 1996 for the Partnership
         Interests in:
              Wakefield Terrace Associates
              Wakefield Third Age Associates
              Palmer Apartments Associates
              Headen House Associates Limited Partnership

(aaaaa)  Agreement of Purchase and Sale between      Exhibit 10(c) to Form 10-Q
         A.P.S. Associates Limited Partnership,      for the quarter ended
         Interstate General Company L.P. and         June 30, 1996
         St. Charles Associates L.P. dated
         April 3, 1996

(bbbbb)  Agreement between H&C Trading, LLC and      Exhibit 10(d) to Form 10-Q
         Interstate General Company L.P. dated       for the quarter ended
         August 6, 1996                              June 30, 1996

(ccccc)  Agreement of Sale between Land Development  Exhibit 10(j) to Form 10-Q
         Associates S.E. and Twenty First Century    for the quarter ended
         Homes S.E. dated September 8, 1995          September 30, 1995

(ddddd)  Option Agreement between Land Development   Exhibit 10(k) to Form 10-Q
         Associates S.E. and Compri Caribe           for the quarter ended
         Hospitality Corp. dated March 31, 1995      September 30, 1995

(eeeee)  Amendment to Option Agreement between       Exhibit 10(l) to Form 10-Q
         Land Development Associates S.E. and        for the quarter ended
         Compri Caribe Hospitality Corp. dated       September 30, 1995
         November 13, 1995

(fffff)  Real Estate Sales Contract between          Exhibit 10(c) to Form 10-Q
         American Family Homes, Inc. and             for the quarter ended
         Interstate Business Corporation dated       September 30, 1996
         September 30, 1996

(ggggg)  Real Estate Sales Contract between          Filed herewith
         American Family Homes, Inc. and
         Darby Station Limited Partnership,
         Interstate Business Corporation, General
         Partner dated December 20, 1996

(hhhhh)  Control Transfer Agreement dated            Filed herewith
         December 31, 1996 and Amendment to
         Control Transfer Agreement dated
         March 25, 1997 between Interstate
         Business Corporation, Interstate
         General Company L.P., Interstate
         General Properties Limited Partnership
         S.E., Housing Development Associates
         S.E., Equus Management Company and
         Equus Gaming Company L.P.

(iiiii)  Compensation Agreement with                 Filed herewith
         Francisco Arrivi dated September 13, 1990

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

                                     INTERSTATE GENERAL COMPANY L.P.

                                     By:  Interstate General Management
                                          Corporation
                                          Managing General Partner

Dated:  April 14, 1997               By:  /s/ James J. Wilson
      ---------------------               -----------------------------
                                          James J. Wilson
                                          Chairman and Chief
                                          Executive Officer

Dated:  April 14, 1997               By:  /s/ J. Michael Wilson
      ---------------------               -----------------------------
                                          J. Michael Wilson
                                          Vice Chairman, Chief Financial
                                          Officer and Director

Dated:  April 14, 1997               By:  /s/ Cynthia L. Hedrick
      ---------------------               -----------------------------
                                          Cynthia L. Hedrick
                                          Vice President and Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                             Title                     Date
  ---------                   -------------------------          ------

/s/ James J. Wilson                                         April 14, 1997
----------------------        Chairman, Chief Executive     ---------------
James J. Wilson               Officer and Director


/s/ Edwin L. Kelly                                          April 14, 1997
----------------------        President, Chief Operating    ---------------
Edwin L. Kelly                Officer and Director


/s/ J. Michael Wilson                                       April 14, 1997
----------------------        Vice Chairman, Chief          ---------------
J. Michael Wilson             Financial Officer
                              and Director


----------------------        Senior Vice President         ---------------
Francisco Arrivi Cros         and Director

  Signature                             Title                     Date
  ---------                   -------------------------          ------


/s/ Donald G. Blakeman                                      April 14, 1997
----------------------        Director                      ---------------
Donald G. Blakeman


/s/ Jorge Colon-Nevares                                     April 14, 1997
----------------------        Director                      ---------------
Jorge Colon-Nevares


/s/ Joel H. Cowan                                           April 14, 1997
----------------------        Director                      ---------------
Joel H. Cowan


/s/  Thomas B. Wilson                                       April 14, 1997
----------------------        Director                      ---------------
Thomas B. Wilson

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                          EXHIBIT
-------                         -------


10.            Material contracts

    (l) Third Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994

(ggggg) Real Estate Sales Contract between American Family Homes, Inc. and Darby Station Limited Partnership, Interstate Business Corporation, General Partner dated December 20, 1996

(hhhhh) Control Transfer Agreement dated December 31, 1996 and Amendment to Control Transfer Agreement dated March 25, 1997 between Interstate Business Corporation, Interstate General Company L.P., Interstate General Properties Limited Partnership S.E., Housing Development Associates
               S.E., Equus Management Company and
               Equus Gaming Company L.P.

(iiiii)        Compensation Agreement with Francisco Arrivi dated September
               13, 1990

21.            List of Subsidiaries of Interstate General Company L.P.

27.            Financial Data Schedule