Form 10-Q
period 1997-03-31
INTERSTATE GENERAL CO L P
filed 1997-05-15
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

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
                                   INDEX






PART I         FINANCIAL INFORMATION                                Page
                                                                    Number
Item 1.        Consolidated Financial Statements                    ------

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 1997 and
                 1996. (Unaudited)                                       3

               Consolidated Balance Sheets as of March 31, 1997
                 (Unaudited) and December 31, 1996 (Audited).            4

               Consolidated Statements of Cash Flow for the
                 Three Months Ended March 31, 1997 and 1996.
                 (Unaudited)                                             6

               Notes to Consolidated Financial Statements (Unaudited).   7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 1997 and 1996.                    14

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                        17

Item 2.        Material Modifications of Rights of Registrant's         17
               Securities

Item 3.        Default upon Senior Securities                           17

Item 4.        Submission of Matters to a Vote of Security Holders      17

Item 5.        Other Information                                        17

Item 6.        Exhibits and Reports on Form 8-K                         17

               Signatures                                               18

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31,
                  (In thousands, except per unit amounts)
                                (Unaudited)


                                                     1997          1996
                                                  ----------    ----------
REVENUES
  Community development - land sales              $    1,449    $    3,306
  Homebuilding - home sales                            1,874         2,724
  Equity in earnings from partnerships
    and developer fees                                   417        15,328
  Rental property revenues                             2,158         1,120
  Management and other fees, substantially
    all from related entities                          1,343         2,209
  Interest and other income                              146           197
                                                  ----------    ----------
    Total revenues                                     7,387        24,884
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                     943         2,695
  Cost of home sales                                   1,785         2,689
  Selling and marketing                                  244           335
  General and administrative                           1,661         2,636
  Interest expense                                       922         1,738
  Rental properties operating expense                    835           432
  Depreciation and amortization                          577           280
  Write-off of deferred project costs                      5           122
                                                  ----------    ----------
    Total expenses                                    6,972        10,927
                                                  ----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                  415        13,957

PROVISION FOR INCOME TAXES                               112         4,823
                                                  ----------    ----------

INCOME BEFORE MINORITY INTEREST                          303         9,134
MINORITY INTEREST                                         48            72
                                                  ----------    ----------
NET INCOME                                        $      255    $    9,062
                                                  ==========    ==========
NET INCOME PER UNIT                                      .02    $      .87
                                                  ==========    ==========
NET INCOME
  General Partners                                $        3    $       91
  Limited Partners                                       252         8,971
                                                  ----------    ----------
                                                  $      255    $    9,062
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,257        10,257
                                                  ==========    ==========


                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S
                                                   March 31,   December 31,
                                                     1997          1996
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                       $  1,114     $  2,212
  Restricted                                            1,114          988
                                                     --------     --------
                                                        2,228        3,200
ASSETS RELATED TO COMMUNITY DEVELOPMENT              --------     --------
  Land and development costs
    Puerto Rico                                        33,942       34,034
    St. Charles, Maryland                              26,677       26,980
    Other United States locations                      16,457       16,256
  Notes receivable on lot sales and other               5,523        5,815
                                                     --------     --------
                                                       82,599       83,085
ASSETS RELATED TO INVESTMENT PROPERTIES              --------     --------
  Operating properties, net of accumulated
    depreciation of $20,965 and $20,658, as of
    March 31, 1997 and December 31, 1996,
    respectively                                       39,055       39,219
  Investment in unconsolidated rental property
    partnerships                                       11,775       11,723
  Other receivables, net of reserves of
    $42 and $121 as of March 31, 1997
    and December 31, 1996, respectively                 1,532        1,290
                                                     --------     --------
                                                       52,362       52,232
                                                     --------     --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                    1,692        2,016
  Investment in joint venture                             478          275
  Receivables and other                                   185          200
                                                     --------     --------
                                                        2,355        2,491
OTHER ASSETS                                         --------     --------
  Goodwill, less accumulated amortization of
    $1,077 and $1,039 as of March 31, 1997
    and December 31, 1996, respectively                 1,957        1,995
  Deferred costs regarding waste technology and
    other projects, receivables and other, net of
    reserves of $97 and $69 as of March 31, 1997 and
    December 31, 1996                                   4,419        4,336
  Property, plant and equipment, less accumulated
    depreciation of $2,511 and $2,425 as of March
    31, 1997 and December 31, 1996, respectively        1,157        1,229
                                                     --------     --------
                                                        7,533        7,560
                                                     --------     --------
    Total assets                                     $147,077     $148,568
                                                     ========     ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL

                                                March 31,     December 31,
                                                  1997            1996
                                               -----------    ------------
                                               (Unaudited)     (Audited)

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $ 32,538        $ 34,077
  Non-recourse debt                                  2,212           2,153
  Accounts payable, accrued liabilities
    and deferred income                              5,059           4,829
                                                  --------        --------
                                                    39,809          41,059
                                                  --------        --------

LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                      1,098           1,139
  Non-recourse debt                                 39,409          39,508
  Accounts payable and accrued liabilities           3,429           3,359
                                                  --------        --------
                                                    43,936          44,006
                                                  --------        --------

LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        284             502
  Accounts payable, accrued liabilities
    and deferred income                              2,375           2,544
                                                  --------        --------
                                                     2,659           3,046
                                                  --------        --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           3,933        $  4,078
  Mortgages and notes payable                          468             473
  Accrued income tax liability - current             3,946           3,979
  Accrued income tax liability - deferred            5,477           5,333
                                                  --------        --------
                                                    13,824          13,863
                                                  --------        --------
    Total liabilities                              100,228         101,974
                                                  --------        --------
PARTNERS' CAPITAL
  General partners' capital                          4,381           4,378
  Limited partners' capital-10,257 Units
    issued and outstanding as of
    March 31, 1997 and December 31, 1996            42,468          42,216
                                                  --------        --------
    Total partners' capital                         46,849          46,594
                                                  --------        --------
    Total liabilities and partners' capital       $147,077        $148,568
                                                  ========        ========

                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31,
                              (In thousands)
                                (Unaudited)

                                                            1997      1996
                                                           ------    ------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  255    $9,062
  Adjustments to reconcile net income
    to net cash provided by
    (used by) operating activities:
      Depreciation and amortization                          577       280
      Provision for deferred income taxes                    144        (5)
      Equity in earnings from unconsolidated
        partnerships and developer fees                     (417)  (15,328)
      Distributions from unconsolidated partnerships         331       279
      Cost of sales-community development
        and homebuilding                                   2,728     5,384
      Development and construction expenditures           (2,210)   (3,717)
      Equity in loss from homebuilding joint venture          21        --
      Write-off of deferred project cost                       5       122
      Changes in notes and accounts receivable               115      (370)
      Changes in accounts payable, accrued
        liabilities and deferred income                      (47)    6,317
                                                         -------  --------
  Net cash provided by operating activities                1,502     2,024
                                                         -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in assets related to unconsolidated
    rental property partnerships                              34      (688)
  Change in restricted cash                                 (126)      589
  (Additions to) rental operating properties, net           (145)     (102)
  (Acquisitions) of other assets, net                       (296)     (126)
  Contributions to homebuilding joint venture               (224)       --
                                                         -------  --------
  Net cash (used in) investing activities                   (757)     (327)
                                                         -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from debt financing                        1,289     3,021
  Payment of debt                                         (3,132)   (6,018)
                                                        --------   -------
  Net cash (used in) financing activities                 (1,843)   (2,997)
                                                        --------   -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (1,098)   (1,300)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,212     3,476
                                                        --------   -------
CASH AND CASH EQUIVALENTS, MARCH 31,                    $  1,114   $ 2,176
                                                        ========   =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1996 financial statements have been reclassified to conform to the 1997 presentation. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Outstanding options, warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit and therefore are not presented.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

     In April 1997, the Company financed two substantially debt-free apartment projects owned by non-consolidated partnerships. These financings provided the Company approximately $5,000,000 which was utilized to meet debt obligations, a portion of the tax payment due and other financial commitments. Management has agreed to remit the remaining balance of the tax payment of $1,838,000 by June 15, 1997. The Company negotiated a letter of intent for up to a $20,000,000 loan that will refinance substantially all of the U.S. recourse bank debt. This loan will also provide funds for past due trade payables, future development and working capital. In addition, the release prices for land sales will be reduced under the new loan, resulting in increased cash available for operating needs. In the event the $20,000,000 loan closing is delayed or does not occur, the Company believes its ongoing operations, including asset sales and additional financings, will be sufficient to meet its existing debt, taxes and other operating obligations.

     The Company has development projects in various phases. Substantially all of the projects currently under construction have sufficient development loans in place to complete the construction. The Company intends to finance new construction with new development loans and working capital.

     Management is currently planning to restructure the Company and simultaneously raise new capital, the proceeds of which would be used to pay down the Company's community development bank debt and provide working capital for ongoing community development needs. Management hopes to accomplish this restructuring, discussed further in the Registrant's 1996 Form 10-K, during 1997.

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

                                              Partnership Status
                                   ---------------------------------------
                                     Equity    Equity   Properties
                                    Method at Method to    Sold
                                    March 31, March 31,  March 15,
                                      1997      1996       1996    Total
                                    --------- --------- ---------- -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    March 31, 1997                   $140,576  $    --   $    --  $140,576
    December 31, 1996                 141,107       --        --   141,107
  Total Non-Recourse Debt
    March 31, 1997                    135,470       --        --   135,470
    December 31, 1996                 136,468       --        --   136,468
  Total Other Liabilities
    March 31, 1997                     24,299       --        --    24,299
    December 31, 1996                  23,678       --        --    23,678
  Total Equity
    March 31, 1997                    (19,193)      --        --   (19,193)
    December 31, 1996                 (19,038)      --        --   (19,038)
  Company's Investment
    March 31, 1997                     11,391       --        --    11,391
    December 31, 1996                  11,425       --        --    11,425

SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended March 31, 1997   8,217       --        --     8,217
    Three Months Ended March 31, 1996   8,110    1,018     1,103    10,231
  Net Income (Loss)
    Three Months Ended March 31, 1997     151       --        --       151
    Three Months Ended March 31, 1996    (167)     135       109        77
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended March 31, 1997     417       --        --       417
    Three Months Ended March 31, 1996     498      265        --       763

                                              Partnership Status
                                   ---------------------------------------
                                     Equity    Equity   Properties
                                    Method at Method to    Sold
                                    March 31, March 31,  March 15,
                                      1997      1996       1996    Total
                                    --------- --------- ---------- -----

SUMMARY OF OPERATING CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended March 31, 1997     440       --        --       440
    Three Months Ended March 31, 1996   1,047      220       387     1,654
  Company's share of cash flows
  from operating activities
    Three Months Ended March 31, 1997     301       --        --       301
    Three Months Ended March 31, 1996     297      134       170       601
  Operating cash distributions
    Three Months Ended March 31, 1997     331       --        --       331
    Three Months Ended March 31, 1996     125      154        --       279

SUMMARY OF 1996 SALES TRANSACTION:
  Three Months Ended March 31, 1996
    Gain on Sale                       $   --  $    --   $39,934   $39,934
    Company's Equity and Earnings
      Recognition                          --       --    14,566    14,566
    Total Distribution of Sales
      Proceeds                             --       --    36,235    36,235
    Company's Share of
      Sales Proceeds Distribution          --       --    15,165    15,165


     Equity method at March 31, 1997: The unconsolidated rental properties partnerships as of March 31, 1997 include 19 partnerships owning 4,563 rental units in 22 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions, equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations.

     Lakeside Apartments was placed in service in 1996. The remaining complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens, Carolina Associates Limited Partnership, Chastleton Apartments Associates, Coachman's Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership were placed in service prior to 1995.

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

The profit on these lots are deferred until sold by Escorial Builders to a third party. The Company's share of the losses and its investment are included with the Company's homebuilding operations in the accompanying financial statement. The table summarizes Escorial Builders' financial information (in thousands):

                                 Total       Total     Total    Company's
                                 Assets   Liabilities  Equity   Investment
                                 ------   -----------  ------   ----------
Summary of Financial Position:
  March 31, 1997                 $8,721       $7,771     $950       $478
  December 31, 1996               5,586        5,047      539        275


                                      Total       Net      Company's Share
                                     Revenues    (Loss)     of Net (Loss)
                                     --------    ------    ---------------
Summary of Operations:
  March 31, 1997                         $--      $(47)          $(24)
  March 31, 1996                          --        (1)           (--)



                                                     Company's Share of
                                                 --------------------------
                                   Cash Flows    Cash Flows
                                   From          From         Operating
                                   Operating     Operating    Cash
                                   Activities    Activities   Distributions
                                   ----------    ----------   -------------
Summary of Operating Cash Flows:
  March 31, 1997                     $(3,445)      $(1,722)          $--
  March 31, 1996                      (1,606)         (803)           --

(4)  DEBT AND EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC (in thousands):

                                                          Outstanding
                                  Maturity Interest  ----------------------
                                  Dates     Rates    March 31, December 31,
                                  From/To   From/To    1997        1996
                                  -------- --------- --------- ------------
Related to community development:
  Recourse debt                   Demand/    9.25%/    $32,538    $34,077
                                  04-30-99   10.5%
  Non-recourse debt               08-02-09   P+1.5%      2,212      2,153

Related to investment properties:
  Recourse debt                   Demand     7.05%/      1,098      1,139
                                             7.35%
  Non-recourse debt               10-01-19/  6.85%/     39,409     39,508
                                  10-01-28   9.875%

Related to homebuilding projects:
  Recourse debt                   06-05-97/  9.0%/         284        502
                                  10-21-97   9.75%
General:
  Recourse debt                   Demand/    7.4%/         468        473
                                  11-03-00   10.99%    -------    -------
    Total debt                                         $76,009    $77,852
                                                       =======    =======

*P = Prime lending interest rate.

     As of March 31, 1997, the $32,538,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $8,729,000 of this amount is further secured by investments in apartment rental partnerships.

     As of March 31, 1997, recourse investment property debt is secured by a letter of credit issued to the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,336,000 have stated interest rates of 7.5% and 7.75%. After deducting interest payments provided by HUD, the effective interest rate over the life of the loan is 1%.

     The homebuilding debt is secured by substantially all of the homebuilding assets.

(5)  RELATED PARTY TRANSACTIONS

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

     Management Services

     The management services provided to the related parties described above are summarized below (in thousands):
                          REVENUE FOR THE THREE MONTHS ENDED MARCH 31,
                      ----------------------------------------------------
                                      Management   Decrease
                         Related       Fees and    (Increase)     Total
                          Party        Interest    in Reserve   Recognized
                      -------------   ----------   ----------   ----------
1997:
  Chastleton          IBC                $  19         $  18        $  37
  Coachman's          IBC                    7            (7)          --
  Santa Maria         WSC                   12            --           12
  El Monte            IBC                   26            --           26
  Rolling Hills       IBC                   22           (22)          --
  Village Lake        IBC                    6            (6)          --
  Capital Park        JJW, JMW              37            --           37
                                         -----         -----        -----
                                         $ 129         $ (17)       $ 112
                                         =====         =====        =====
1996:
  Chastleton          IBC                $  18         $ (18)       $  --
  Coachman's          IBC                   12           (12)          --
  Santa Maria         WSC                   13            --           13
  El Monte            IBC                   26            --           26
  Rolling Hills       IBC                   23            --           23
  Village Lake        IBC                    6            --            6
  Capital Park        JJW, JMW              67            --           67
  SVA and SVOBA       IBC, JMW, TBW         14            --           14
  IBC                 JMW, TBW              15            --           15
                                         -----         -----       ------
                                         $ 194         $ (30)      $  164
                                         =====         =====       ======

                              OUTSTANDING RECEIVABLE AT (b)
             --------------------------------------------------------------
                     March 31, 1997                December 31, 1996
             ------------------------------  ------------------------------
             Receivable (a) Reserve Balance  Receivable (a) Reserve Balance
             -------------- ------- -------  -------------- ------- -------
Chastleton       $   24     $ (19)   $    5      $   47      $ (36)  $   11
Coachman's           26       (22)        4          26        (15)      11
Santa Maria          --        --        --          46         --       46
El Monte             38        --        38          40         --       40
Rolling Hills        92       (75)       17          65        (53)      12
Village Lake         33       (22)       11          27        (16)      11
Capital Park         22        --        22          23         --       23
SVA                  11        --        11           2         --        2
                 ------     -----    ------      ------      -----   ------
                 $  246     $(138)   $  108      $  276      $(120)  $  156
                 ======     =====    ======      ======      =====   ======
      (a) The outstanding receivable balances include unpaid management fees, operating advances, reimbursement due for common expenses, and interest on those balances.
      (b) The aggregate maximum outstanding balance due from these entities for management and related services at any one time during the first quarter of 1997 and during 1996 was $156 and $1,025, respectively.

     Office Space Rent

     IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2001. Rental expense, net of sublease income, for the three months ended March 31, 1997 and 1996 was $78,000 and $92,000, respectively.

     In management's opinion, all leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     Land and Other Sales

     The outstanding balance of the two notes receivable for land sales to Compri as of March 31, 1997 and December 31, 1996 were $3,441,000 and $3,544,000, respectively.

     The outstanding note receivable balance for land sales to Darby Station as of March 31, 1997 and December 31, 1996 was $1,200,000.

     Operations Distributed to Unitholders

     The Company's 99% limited partnership interest in Equus was distributed to its unitholders in February 1995 (the "Equus Distribution").

Since that time through April 1996, the Company continued to manage and provided certain reimbursable administrative services and support to Equus.

The outstanding receivable balance for these services provided Equus Gaming Company L.P. pursuant to a Master Support and Service Agreement as of March 31, 1997 and December 31, 1996 were $226,000 and $416,000, respectively.

     Other

     As of March 31, 1997 and December 31, 1996, IGC owed IBC $48,000 and $54,000 of unpaid minority interest distributions. During the first quarter of 1997, IGC paid APS the $39,000 collected on a receivable that was previously sold to APS.

     The outstanding balance due from IBC, related to the pass through of taxable gains, was $881,000 as of March 31, 1997 and December 31, 1996.

(6)  COMPANY RESTRUCTURING

     Management, together with its advisors, is continuing to develop the restructuring plan described in the Registrant's 1996 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1997 and 1996

     General. Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. For further information about certain factors which may affect future income and cash flow, see "Additional Prospective Information" below.

     Community Development Operations. Community development land sales revenue decreased 56% to $1,449,000 during the first quarter of 1997 compared to the first quarter of 1996 primarily due to a decrease of residential lot sales in Puerto Rico. Since these lots are sold to homebuilders in bulk, there are fewer sales transactions. The timing of these sales cause fluctuations when comparing quarterly results. The U.S. residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions and the failure to start new development in the next village, Fairway.

     Even though the sales revenues were down, the gross margin during the first quarter 1997 increased to 35% compared to 19% in the 1996 period. This increase is primarily due to the mix of sales. Commercial land sales produce the highest prices but require less development than the business park and residential land. Commercial sales as a percent of land sales revenue were 33% and 0% for the first quarter 1997 and 1996, respectively. The residential lot sales in Puerto Rico produce a lower margin than those in the U.S. primarily due to a higher land acquisition cost. During the first three months of 1997 and 1996, Puerto Rico residential lot sales as a percent of land sales revenue were 0% and 72%, respectively.

     Homebuilding Operations. Revenues from home sales have continued to decline as the Company phased out its tract homebuilding and competition increased. The number of tract homes sold decreased 77% while the number of semi-custom homes sold remained consistent during the first quarter of 1997 as compared to the first quarter of 1996. The gross profit margins increased to 5% during the first quarter of 1997 as compared to 1% in the comparable 1996 period. The Company, through a close out program, sold 13 tract homes at book value during the first quarter 1996, which contributed to the lower gross margins during that period.

     Rental Property Revenues and Operating Results. Rental property revenues and operating expense include the results of operations of three consolidated apartment projects for the first quarter of 1997 and 1996 and four additional partnerships for the first quarter 1997. These four partnerships became majority-owned in April 1996 through acquisitions of additional limited partnership units.

     Equity in Earnings from Partnerships and Developer Fees. Equity in earnings decreased to $417,000 during the first quarter of 1997 from $15,328,000 during the first quarter of 1996. This decrease was primarily due to the $14,600,000 earned on the LIHPRHA sale during the 1996 period and the elimination of the equity in earnings in the four partnerships consolidated during the 1997 period.

     Management and Other Fees. Management and other fees decreased 39% in the first quarter of 1997 compared to 1996. This was due primarily to $1,362,000 of special management fees earned in the first quarter of 1996 from the LIHPRHA transaction and the elimination of $76,000 of fees earned during the first quarter 1997 from the four partnerships consolidated as of April 1, 1996.

     Interest Expense. Interest expense decreased $816,000 during the first quarter of 1997 compared to the same period in 1996. The $500,000 of loan fees incurred during the first quarter of 1996 contributed to this decrease. In addition, the amount of debt associated with assets not under development was lower during the 1997 period as compared to the same period in 1996.

     General and Administrative Expense. General and administrative expenses decreased by $975,000 in the first quarter of 1997 compared to the same period in 1996 as a result of management's continued focus on cost efficiency and the reduction of these expenses.

Liquidity and Capital Resources

     See Note 2 on page 7 of this Form 10-Q.

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

     The Company's homebuilding and community development sales continue to be greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Even though the rates have remained fairly stable and an adequate supply is available to the entry-level homebuyer, the economic uncertainties associated with the federal budget and government furloughs during 1995 and 1996 came at a time when supplies and competition were high in the Washington, D.C. market. As a result, the local market's inventories remain high and profit margins continue to decline.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material changes in the legal proceeding described in the Registrant's 1996 Form 10-K.

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


                                        INTERSTATE GENERAL COMPANY L.P.
                                        -------------------------------
                                                  (Registrant)


                                        By:  Interstate General Management
                                             Corporation
                                             Managing General Partner


Dated:    May 15, 1997                  By:  /s/ James J. Wilson
        -----------------                    -----------------------------
                                             James J. Wilson
                                             Chairman and Chief
                                             Executive Officer


Dated:    May 15, 1997                  By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Vice Chairman, Chief Financial
                                             Officer and Director


Dated:    May 15, 1997                  By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller