Form 10-Q
period 1997-06-30
INTERSTATE GENERAL CO L P
filed 1997-08-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-9393

                      Interstate General Company L.P.
          ---------------------------------------------------------
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
                                   INDEX





PART I         FINANCIAL INFORMATION                              Page
                                                                  Number
Item 1.        Consolidated Financial Statements                  ------

               Consolidated Statements of Income for
                 the Six Months Ended June 30, 1997 and
                 1996. (Unaudited)                                     3

               Consolidated Statements of Income for
                 the Three Months Ended June 30, 1997 and
                 1996. (Unaudited)                                     4

               Consolidated Balance Sheets at June 30, 1997
                 (Unaudited) and December 31, 1996.                    5

               Consolidated Statements of Cash Flow for the
                 Six Months Ended June 30, 1997 and 1996.
                 (Unaudited)                                           7

               Consolidated Statements of Cash Flow for the
                 Three Months Ended June 30, 1997 and 1996.
                 (Unaudited)                                           8

               Notes to Consolidated Financial Statements.             9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               and Six Month Periods Ended June 30, 1997 and 1996.    18

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                      21

Item 2.        Material Modifications of Rights of Registrant's       22
               Securities

Item 3.        Defaults Upon Senior Securities                        22

Item 4.        Submission of Matters to a Vote of Security Holders    22

Item 5.        Other Information                                      22

Item 6.        Exhibits and Reports on Form 8-K                       22

               Signatures                                             23

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                   1997            1996
                                                ----------      ----------
REVENUES
  Community development - land sales
    to non-affiliates                           $    2,619      $    4,154
    to affiliates                                    3,000           6,006
  Homebuilding - home sales                          3,712           5,717
  Equity in earnings from partnerships,
    developer fees and gains from transfer
    of partnership interest                          1,259          15,758
  Investment in gaming properties                      549              --
  Rental property revenues                           4,300           3,241
  Management and other fees, substantially
    all from related entities                        2,269           3,270
  Interest and other income                            488             531
                                                ----------      ----------
    Total revenues                                  18,196          38,677
                                                ----------      ----------
EXPENSES
  Cost of land sales, including purchases
    from affiliates of $1,659 and $3,304             3,555           7,189
  Cost of home sales                                 3,612           5,374
  Selling and marketing                                571             674
  General and administrative                         3,532           4,213
  Interest expense                                   1,817           2,938
  Rental properties operating expense                1,768           1,400
  Depreciation and amortization                      1,089             712
  Wetlands litigation expenses                          68             650
  Write-off of deferred project costs                    6             217
                                                ----------      ----------
    Total expenses                                  16,018          23,367
                                                ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              2,178          15,310

PROVISION FOR INCOME TAXES                             112           5,443
                                                ----------      ----------
INCOME BEFORE MINORITY INTEREST                      2,066           9,867
MINORITY INTEREST                                       13             475
                                                ----------      ----------
NET INCOME                                      $    2,053      $    9,392
                                                ==========      ==========
NET INCOME PER UNIT                             $      .20      $      .91
                                                ==========      ==========
NET INCOME
  General Partners                              $       21      $       94
  Limited Partners                                   2,032           9,298
                                                ----------      ----------
                                                $    2,053      $    9,392
                                                ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                  10,257          10,257
                                                ==========      ==========
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                   1997            1996
                                                ----------      ----------
REVENUES
  Community development - land sales
    to non-affiliates                           $    1,170      $      848
    to affiliates                                    3,000           6,006
  Homebuilding - home sales                          1,838           2,993
  Equity in earnings from partnerships,
    developer fees and gains from transfer
    of partnership interest                            842             430
  Investment in gaming properties                      549              --
  Rental property revenues                           2,142           2,120
  Management and other fees, substantially
    all from related entities                          926           1,061
  Interest and other income                            342             334
                                                ----------      ----------
    Total revenues                                  10,809          13,792
                                                ----------      ----------
EXPENSES
  Cost of land sales, including purchases
    from affiliates of $1,659 and $3,657             2,612           4,493
  Cost of home sales                                 1,827           2,685
  Selling and marketing                                327             339
  General and administrative                         1,871           1,577
  Interest expense                                     895           1,200
  Rental properties operating expense                  933             968
  Depreciation and amortization                        512             432
  Wetlands litigation expenses                          68             650
  Write-off of deferred project costs                    1              95
                                                ----------      ----------
    Total expenses                                   9,046          12,439
                                                ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              1,763           1,353

PROVISION FOR INCOME TAXES                              --             620
                                                ----------      ----------
INCOME BEFORE MINORITY INTEREST                      1,763             733
MINORITY INTEREST                                      (35)            403
                                                ----------      ----------
NET INCOME                                      $    1,798      $      330
                                                ==========      ==========
NET INCOME PER UNIT                             $      .18      $      .03
                                                ==========      ==========
NET INCOME
  General Partners                              $       18      $        3
  Limited Partners                                   1,780             327
                                                ----------      ----------
                                                $    1,798      $      330
                                                ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                  10,257          10,257
                                                ==========      ==========
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S
                                                    June 30,   December 31,
                                                      1997         1996
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                       $  1,575     $  2,212
  Restricted                                              900          988
                                                     --------     --------
                                                        2,475        3,200
ASSETS RELATED TO COMMUNITY DEVELOPMENT              --------     --------
  Land and development costs
    Puerto Rico                                        35,468       34,034
    St. Charles, Maryland                              26,691       26,980
    Other United States locations                      15,146       16,256
  Notes receivable on lot sales and other,
    substantially all due from affiliates               6,606        5,815
                                                     --------     --------
                                                       83,911       83,085
ASSETS RELATED TO INVESTMENT PROPERTIES              --------     --------
  Operating properties, net of accumulated
    depreciation of $21,164 and $20,658 as of June
    30, 1997 and December 31, 1996, respectively       38,724       39,219
  Investment in unconsolidated rental property
    partnerships                                        8,180       11,723
  Other receivables, net of reserves of
    $4 and $121 as of June 30, 1997
    and December 31, 1996, respectively                   711        1,290
                                                     --------     --------
                                                       47,615       52,232
                                                     --------     --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                    1,578        2,016
  Investment in joint venture                             452          275
  Receivables and other                                   119          200
                                                     --------     --------
                                                        2,149        2,491
OTHER ASSETS                                         --------     --------
  Goodwill, less accumulated amortization of
    $1,115 and $1,039 as of June 30, 1997
    and December 31, 1996, respectively                 1,919        1,995
  Deferred costs regarding waste technology and
    other projects, receivables and other, net of
    reserves of $0 and $69 as of June 30,
    1997 and December 31, 1996                          4,914        4,336
  Property, plant and equipment, less accumulated
    depreciation of $2,593 and $2,425 as of June
    30, 1997 and December 31, 1996, respectively        1,163        1,229
                                                     --------     --------
                                                        7,996        7,560
                                                     --------     --------
    Total assets                                     $144,146     $148,568
                                                     ========     ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                                    June 30,   December 31,
                                                      1997         1996
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                      $ 30,652     $ 34,077
  Non-recourse debt                                     2,258        2,153
  Accounts payable, accrued liabilities
    and deferred income                                 5,151        4,829
                                                     --------     --------
                                                       38,061       41,059
                                                     --------     --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,004        1,139
  Non-recourse debt                                    39,308       39,508
  Accounts payable and accrued liabilities              2,912        3,202
                                                     --------     --------
                                                       43,224       43,849
                                                     --------     --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                           242          502
  Accounts payable, accrued liabilities
    and deferred income                                 2,271        2,544
                                                     --------     --------
                                                        2,513        3,046
                                                     --------     --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities              3,627        4,078
  Notes payable and capital leases                        650          630
  Accrued income tax liability - current                3,086        3,979
  Accrued income tax liability - deferred               4,338        5,333
                                                     --------     --------
                                                       11,701       14,020
                                                     --------     --------
    Total liabilities                                  95,499      101,974
                                                     --------     --------
PARTNERS' CAPITAL
  General partners' capital                             4,399        4,378
  Limited partners' capital-10,257 Units
    issued and outstanding as of
    June 30, 1997 and December 31, 1996                44,248       42,216
                                                     --------     --------
    Total partners' capital                            48,647       46,594
                                                     --------     --------
    Total liabilities and partners' capital          $144,146     $148,568
                                                     ========     ========


                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1997      1996
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  2,053  $ 9,392
  Adjustments to reconcile net income
    to net cash provided by
    (used by) operating activities:
      Depreciation and amortization                        1,089      712
      Provision for deferred income taxes                   (995)      64
      Equity in earnings from gaming properties             (549)      --
      Equity in earnings from unconsolidated
        partnerships and developer fees                   (1,259) (15,758)
      Distributions from unconsolidated partnerships       4,967   14,845
      Cost of sales-community development
        and homebuilding                                   7,167   12,563
      Development and construction expenditures           (6,764)  (9,788)
      Equity in loss from homebuilding joint venture          48       19
      Write-off of deferred project cost                       6      217
      Changes in notes and accounts receivable, due
        from affiliates changed $(313) and $(1,918)         (731)  (2,358)
      Changes in accounts payable, accrued
        liabilities and deferred income                   (1,036)   4,714
                                                         ------- --------
  Net cash provided by operating activities                3,996   14,622
                                                         ------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in assets related to unconsolidated
    rental property partnerships                            (165)     560
  Change in restricted cash                                   88      550
  (Additions to) rental operating properties, net           (350)    (528)
  (Acquisitions) of other assets, net                        (86)    (480)
  Contributions to homebuilding joint venture               (225)     (84)
                                                         ------- --------
  Net cash (used in) investing activities                   (738)      18
                                                         ------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from debt financing                        3,321   11,363
  Payment of debt                                         (7,216) (23,932)
  Distributions to Unitholders                                --     (622)
                                                        --------  -------
  Net cash (used in) financing activities                 (3,895) (13,191)
                                                        --------  -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (637)   1,449

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,212    3,476
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  1,575  $ 4,925
                                                        ========  =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1997      1996
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  1,798  $   330
  Adjustments to reconcile net income
    to net cash provided by
    (used by) operating activities:
      Depreciation and amortization                          512      432
      Provision for deferred income taxes                 (1,139)      69
      Equity in earnings from gaming properties             (549)      --
      Equity in earnings from unconsolidated
        partnerships and developer fees                     (842)    (430)
      Distributions from unconsolidated partnerships       4,636   14,567
      Cost of sales-community development
        and homebuilding                                   4,439    7,179
      Development and construction expenditures           (4,554)  (6,071)
      Equity in loss from homebuilding joint venture          27       19
      Write-off of deferred project cost                       1       95
      Changes in notes and accounts receivable, due
        from affiliates changed $(605) and $(1,580)         (846)  (1,989)
      Changes in accounts payable, accrued
        liabilities and deferred income                     (989)  (1,603)
                                                         ------- --------
  Net cash provided by operating activities                2,494   12,598
                                                         ------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in assets related to unconsolidated
    rental property partnerships                            (199)   1,247
  Change in restricted cash                                  214      (39)
  (Additions to) rental operating properties, net           (205)    (426)
  (Dispositions) of other assets, net                        210     (354)
  Contributions to homebuilding joint venture                 (1)     (84)
                                                         ------- --------
  Net cash (used in) investing activities                     19      344
                                                         ------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from debt financing                        2,032    8,343
  Payment of debt                                         (4,084) (17,914)
  Distribution to Unitholders                                 --     (622)
                                                        --------  -------
  Net cash (used in) financing activities                 (2,052) (10,193)
                                                        --------  -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         461    2,749

CASH AND CASH EQUIVALENTS, MARCH 31,                       1,114    2,176
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  1,575  $ 4,925
                                                        ========  =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1996 financial statements have been reclassified to conform to the 1997 presentation. The operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Outstanding options, warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit and therefore are not presented.

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

(2)  FINANCING AND CASH MANAGEMENT MATTERS

     Because of the terms of its debt agreements, substantially all of the cash generated by the Company has gone to pay down recourse debt, see Consolidated Statements of Cash Flow, and as a result the Company's liquidity has been restricted. In order to enhance its results of operations and cash flow, the Company has refinanced certain assets, reduced expenses and developed a restructuring plan.

     During August 1997, the Company closed in escrow a refinancing of substantially all of the U.S. assets with a $20,000,000 loan with an affiliate of Banc One. The loan will retire $6,400,000 of debt outstanding to NationsBank, past due taxes and other obligations and will provide development funds for the first section of Fairway Village. The loan terms also set aside $5,000,000 for fines and remediation work should the Company's appeal of its wetlands violations conviction be unsuccessful.
The release prices for land sales will be reduced under the new loan, resulting in increased cash available for operating needs. The loan will be released from escrow upon NationsBank releasing certain collateral that currently secures the Company's indebtedness to NationsBank. The NationsBank indebtedness includes a $4.2 million standby letter of credit that secures the Chastleton Notes (described in Note 5) (the "Chastleton L/C"). IBC has undertaken to replace the Chastleton L/C with a letter of credit on which IGC will not be an obligor. IBC is negotiating the terms of this transaction with NationsBank. IBC will bear all of the costs of replacing the Chastleton L/C and releasing the collateral, except (i) costs of repaying the Company's outstanding indebtedness to NationsBank, and (ii) pending completion of the restructuring (described in Note 6), the Company may post as collateral for the Chastleton L/C its partnership interests in three Puerto Rico apartment partnerships and in its interest in a partnership that owns development land in Prince George's County, Maryland.

     In April 1997, the Company financed two substantially debt-free apartment projects owned by non-consolidated partnerships. These financings provided the Company approximately $5,000,000 which was utilized to meet debt obligations, a portion of the tax payment due and other financial commitments. These financings have provided the Company with the financial strength needed to retire old obligations and proceed with its development plans.

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

                                              Partnership Status
                                   ---------------------------------------
                                     Equity    Equity   Properties
                                    Method at Method to    Sold
                                     June 30, March 31,  March 15,
                                       1997      1996      1996    Total
                                    --------- --------- ---------- -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    June 30, 1997                    $140,155      $--       $--  $140,155
    December 31, 1996                 141,107       --        --   141,107
  Total Non-Recourse Debt
    June 30, 1997 (a)                 145,273       --        --   145,273
    December 31, 1996                 136,468       --        --   136,468
  Total Other Liabilities
    June 30, 1997                      24,040       --        --    24,040
    December 31, 1996                  23,678       --        --    23,678
  Total Equity
    June 30, 1997 (a)                 (29,159)      --        --   (29,159)
    December 31, 1996                 (19,038)      --        --   (19,038)
  Company's Investment
    June 30, 1997 (a)                   7,637       --        --     7,637
    December 31, 1996                  11,425       --        --    11,425

                                              Partnership Status
                                   ---------------------------------------
                                     Equity    Equity   Properties
                                    Method at Method to    Sold
                                     June 30, March 31,  March 15,
                                       1997      1996      1996    Total
                                    --------- --------- ---------- -----

SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended June 30, 1997    8,081       --        --     8,081
    Three Months Ended June 30, 1996    8,175       --        --     8,175
    Six Months Ended June 30, 1997 (a) 16,298       --        --    16,298
    Six Months Ended June 30, 1996     16,285    1,018     1,103    18,406
  Net Income (Loss)
    Three Months Ended June 30, 1997     (392)      --        --      (392)
    Three Months Ended June 30, 1996      181       --        --       181
    Six Months Ended June 30, 1997 (a)   (241)      --        --      (241)
    Six Months Ended June 30, 1996         14      135       109       258
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended June 30, 1997      841       --        --       841
    Three Months Ended June 30, 1996      455        2        --       457
    Six Months Ended June 30, 1997      1,258       --        --     1,258
    Six Months Ended June 30, 1996        953      267        --     1,220

SUMMARY OF OPERATING CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended June 30, 1997    2,371       --        --     2,371
    Three Months Ended June 30, 1996    2,696       --        --     2,696
    Six Months Ended June 30, 1997      2,811       --        --     2,811
    Six Months Ended June 30, 1996      3,743      220       387     4,350

  Company's share of cash flows
  from operating activities
    Three Months Ended June 30, 1997      873       --        --       873
    Three Months Ended June 30, 1996    1,061       --        --     1,061
    Six Months Ended June 30, 1997      1,174       --        --     1,174
    Six Months Ended June 30, 1996      1,358      134       170     1,662

  Company's share of operating
  cash distributions
    Three Months Ended June 30, 1997    4,636       --        --     4,636
    Three Months Ended June 30, 1996       28       --        --        28
    Six Months Ended June 30, 1997      4,967       --        --     4,967
    Six Months Ended June 30, 1996        153      154        --       307

SUMMARY OF 1996 SALES TRANSACTION:
  Six Months Ended June 30, 1996
    Gain on Sale                       $   --  $    --   $39,934   $39,934
    Company's Equity and Earnings
      Recognition                          --       --    14,538    14,538
    Total Distribution of Sales
      Proceeds                             --       --    36,235    36,235
    Company's Share of
      Sales Proceeds Distribution          --       --    15,165    15,165

      (a) Two substantially debt free complexes were refinanced to provide condominium conversion construction funds and distributions to their owners. The operating revenue, net income and cash flows are reduced while these units are under construction. The Company will receive 50% of the profits generated from the condominium sales and has guaranteed these loans, which cannot exceed $23,200,000.

     Equity method at June 30, 1997: The unconsolidated rental properties partnerships as of June 30, 1997 include 19 partnerships owning 4,563 rental units in 22 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions, equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations.

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

     Homebuilding Joint Venture

     The Company holds a 50% joint venture interest in Escorial Builders S.E. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. During 1996 and 1997, it purchased 98 and 118 lots, respectively. The profit on these lots are deferred until sold by Escorial Builders to a third party. The Company's share of the losses generated from the pre-sales activity and its investment are included with the Company's homebuilding operations in the accompanying financial statement. The table summarizes Escorial Builders' financial information (in thousands):

                                 Total       Total     Total    Company's
                                 Assets   Liabilities  Equity   Investment
                                 ------   -----------  ------   ----------
Summary of Financial Position:
  June 30, 1997                 $10,828       $9,924     $904       $452
  December 31, 1996               5,586        5,047      539        275


                                      Total       Net      Company's Share
                                     Revenues    (Loss)     of Net (Loss)
                                     --------    ------    ---------------
Summary of Operations:
  June 30, 1997                        $  --       $(95)         $(48)
  June 30, 1996                           --        (39)          (19)



                                                     Company's Share of
                                                 --------------------------
                                   Cash Flows    Cash Flows
                                   From          From         Operating
                                   Operating     Operating    Cash
                                   Activities    Activities   Distributions
                                   ----------    ----------   -------------
Summary of Operating Cash Flows:
  June 30, 1997                       $(5,630)      $(2,815)         $--
  June 30, 1996                        (2,465)       (1,232)          --

(4)  DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC (in thousands):

                                                          Outstanding
                                  Maturity Interest  ----------------------
                                  Dates     Rates     June 30, December 31,
                                  From/To   From/To     1997       1996
                                  -------- --------- --------- ------------
Related to community development:
  Recourse debt                   Demand/    9.0%/     $30,652    $34,077
                                  10-28-99   10.0%
  Non-recourse debt               08-02-09   P+1.5%      2,258      2,153

Related to investment properties:
  Recourse debt                   Demand     7.35%/      1,004      1,139
  Non-recourse debt               10-01-19/  6.85%/     39,308     39,508
                                  10-01-28   8.500%

Related to homebuilding projects:
  Recourse debt                   08-19-97/  9.0%/         242        502
                                  12-21-97   10.0%
General:
  Recourse debt                   Demand/    7.4%/         650        630
                                  02-01-01   12.00%    -------    -------
    Total debt                                         $74,114    $78,009
                                                       =======    =======

*P = Prime lending interest rate.

     As of June 30, 1997, the $30,652,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $6,412,000 of this amount is further secured by investments in apartment rental partnerships. Principal and interest payments of $1,395,000 on $6,412,000 of debt outstanding to NationsBank are past due (discussed in Note 4).

     As of June 30, 1997, recourse investment property debt is secured by a letter of credit issued to the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,306,000 have stated interest rates of 7.5% and 7.75%. After deducting interest payments provided by HUD, the effective interest rate over the life of the loan is 1%.

     The homebuilding debt is secured by the construction in progress of two homes.

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with IGC during the last three years. IBC and these officers, and directors and their ownership or relationship with the entities engaged in business with IGC are reflected below:

   Partner, Officer or
        Director                        Ownership or Relationship
-------------------------     --------------------------------------------

IBC, general partner          Partner of Chastleton Apartments Associates
                              ("Chastleton"), Coachmans Limited Partnership
                              ("Coachmans"), El Monte Properties S.E. ("El
                              Monte"), G.L. Limited Partnership ("Rolling
                              Hills"), Smallwood Village Associates
                              ("SVA"), Smallwood Village Office Building
                              Associates ("SVOBA"), Village Lake L.P.
                              ("Village Lake"), Equus Gaming Company L.P.
                              ("Equus"); owner of Equus Management Company
                              ("EMC"), Darby Station Limited Partnership
                              ("Darby Station"); member of Deer Valley
                              Limited Liability Company ("Deer Valley")

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

James M. Wilson ("JMW"),      Shareholder, Officer and Director of IBC,
Chief Financial Officer and   Advanced Power Systems, Inc. ("APS") and WSC,
Director of IGC's managing    Partner of SVOBA; Officer of CP; manager of
general partner               Deer Valley

Thomas B. Wilson ("TBW"),     Shareholder, Officer and Director of IBC,
Director of IGC's managing    APS and WSC; President and Chief Operating
general partner               Officer of El Comandante Operating Company
                              ("ECOC"); manager of Deer Valley

Jorge Colon-Nevares,          Partner of Twenty First Century Homes S.E.
Director of IGC's managing    ("Twenty First Century"); owner of Compri
general partner               Caribe Development Corp. ("Compri")

     Management Services

     The management services provided to the related parties described above are summarized below (in thousands):

                 REVENUE FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30,
                 ---------------------------------------------------------
                                                                  Three
                                   Six Months                     Months
                 ---------------------------------------------- ----------
                               Management Decrease
                    Related     Fees and  (Increase)   Total      Total
                     Party      Interest  in Reserve Recognized Recognized
                 ------------- ---------- ---------- ---------- ----------
1997:
  Chastleton (c)    IBC            $  38      $  36      $  74      $  37
  Coachman's (c)    IBC               13         15         28         28
  Santa Maria       WSC               37         --         37         25
  El Monte          IBC               51         --         51         25
  Rolling Hills (c) IBC               45         53         98         98
  Village Lake (c)  IBC               12         16         28         28
  Capital Park      JJW, JMW          74         --         74         37
                                   -----      -----      -----      -----
                                   $ 270      $ 120      $ 390      $ 278
                                   =====      =====      =====      =====

1996:
  Chastleton        IBC            $  36       $363       $399       $399
  Coachman's        IBC               18         42         60         60
  Santa Maria       WSC               41         --         41         28
  El Monte          IBC               55         --         55         29
  Rolling Hills     IBC               45         --         45         23
  Village Lake      IBC               11         --         11          5
  Capital Park      JJW, JMW         128         --        128         61
  SVA and SVOBA     IBC, JMW, TBW     24         --         24         10
  IBC               JMW, TBW          20         --         20          5
                                   -----      -----     ------      -----
                                   $ 378      $ 405     $  783      $ 620
                                   =====      =====     ======      =====

                              OUTSTANDING RECEIVABLE AT (b)
             --------------------------------------------------------------
                      June 30, 1997                December 31, 1996
             ------------------------------  ------------------------------
             Receivable (a) Reserve Balance  Receivable (a) Reserve Balance
             -------------- ------- -------  -------------- ------- -------
Chastleton (c)   $   10      $ --    $   10      $   47      $ (36)  $   11
Coachman's (c)        4        --         4          26        (15)      11
Santa Maria          10        --        10          46         --       46
El Monte              6        --         6          40         --       40
Rolling Hills (c)    24        --        24          65        (53)      12
Village Lake (c)     12        --        12          27        (16)      11
Capital Park         25        --        25          23         --       23
SVA                  15        --        15           2         --        2
                 ------     -----    ------      ------      -----   ------
                 $  106     $  --    $  106      $  276      $(120)  $  156
                 ======     =====    ======      ======      =====   ======

      (a) The outstanding receivable balances include unpaid management fees, operating advances, reimbursement due for common expenses, and interest on those balances.
      (b) The aggregate maximum outstanding balance due from these entities for management and related services at any one time during the first six months of 1997 and during 1996 was $297,000 and $1,025, respectively.
      (c) During the second quarter of 1997, an affiliate of IBC purchased the management fees receivable due from Chastleton, Coachman's, Rolling Hills, and Village Lake for a cash payment of $190,000. The collection of these receivables had previously been questionable and they had been fully reserved. This transaction resulted in income recognition of $190,000.

     Office Space Rent

     IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2001. Rental expense, net of sublease income, for the six months ended June, 1997 and 1996 was $66,000 and $64,000, respectively.

     In management's opinion, all leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     Land and Other Sales

     The outstanding balance of the two notes receivable for land sales to Compri as of June 30, 1997 and December 31, 1996 were $3,245,000 and $3,544,000, respectively. Certain offsite improvements were not completed as scheduled, prompting a renegotiation of the notes' terms. The Company agreed to postpone the commencement of interest on two of the notes until this work is completed or Compri begins construction. During the second quarter of 1997, the Company established an additional $263,000 discount on these notes.

     In the first six months of 1997, IGC collected the note receivable balance for land sales to Darby Station that had an outstanding balance of $1,200,000 at December 31, 1996.

     On June 30, 1997, the Company sold 374 acres to Deer Valley for $3,000,000 and recognized profit of $1,341,000. As payment for this parcel, the Company received a 20% downpayment and a note receivable for $2,400,000. Pursuant to the terms of the sales agreement, Deer Valley agreed to assume the $3,000,000 loan that encumbered this property and other parcels of land. Upon execution by the lender agreeing to release the Company of its obligations with respect to this loan, the note receivable from Deer Valley will be considered paid in full and the downpayment refunded. Concurrently, IBC, Deer Valley's owner, will make a $600,000 payment on an outstanding obligation due the Company.

     Operations Distributed to Unitholders

     The Company's 99% limited partnership interest in Equus was distributed to its unitholders in February 1995 (the "Equus Distribution"). Since that time through April 1996, the Company continued to manage and provided certain reimbursable administrative services and support to Equus. The outstanding receivable balance for these services provided Equus Gaming

Company L.P. pursuant to a Master Support and Service Agreement as of June 30, 1997 and December 31, 1996 were $10,000 and $416,000, respectively.

     Pursuant to the Transfer Control Agreement effective December 31, 1996 (the "Transfer Agreement"), IGC transferred its remaining interests in and control over EMC, Equus and Housing Development Associates ("HDA") to IBC. This included the transfer to IBC of the Company's general partner interest in Equus, an obligation subject to the approval of Nasdaq Stock Market. In addition, the Transfer Agreement calls for IGC to issue 75,000 IGC Units to Equus to satisfy the outstanding employee option and incentive rights to the employees that were transferred to EMC. As a result of this transaction and payment of the amounts due IGC, the Company recognized earnings equal to the negative basis of its investment in Equus.

     Other

     As of June 30, 1997 and December 31, 1996, IGC owed IBC $40,000 and $54,000 of unpaid minority interest distributions. During the first six months of 1997, IGC paid APS the $54,000 collected on a receivable that was previously sold to APS.

     As of June 30, 1997 and December 31, 1996, the outstanding balance due from IBC related to the pass through of taxable gains was $681,000 and $881,000, respectively.

     In 1994, the Company acquired HDA's minority partner interest. As a result of this transaction, the Company obtained a note receivable, including accrued interest, due from ECOC. At June 30, 1997 and December 31, 1996, the outstanding balance due from ECOC was $285,000 and $277,000, respectively.

     During the second quarter of 1997, IGC sold to IBC its 49% limited partner interest and 90% of its 1% general partner interest in Coachman's. This transaction resulted in income recognition of $576,000.

(6)  COMPANY RESTRUCTURING

     Management, together with its advisors, is continuing to develop the restructuring plan described in the Registrant's 1996 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 1997 and 1996

     General. Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. For further information about certain factors which may affect future income and cash flow, see "Additional Prospective Information" below.

     Community Development Operations. Community development land sales revenue decreased 45% to $5,619,000 during the first six months of 1997 compared to the first six months of 1996 primarily due to a decrease of residential lot sales in Puerto Rico. Since these lots are sold to homebuilders in bulk, there are fewer sales transactions. The timing of these sales cause fluctuations when comparing quarterly results. The U.S.

residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions and the delay of new development in the next village, Fairway.

     Even though the sales revenues were down, the gross margin during the first six months of 1997 increased to 37% compared to 29% in the 1996 period. This increase is primarily due to the mix of sales. U.S. commercial land produce the highest sales prices but require less development than the business park and residential land. During the 1996 period, 11% of the sales were lots sold at book value as the Company continued its efforts to reduce its inventory in saturated market areas and there were no commercial sales. During the comparable 1997 period, there were no lot sales at book value and 9% of the sales were commercial parcels. In addition, during the 1997 period, 53% of the sales revenue was generated by an undeveloped bulk parcel with a low acquisition cost.

     Homebuilding Operations. Revenues from home sales have continued to decline as the Company phased out its tract homebuilding and competition increased. The number of homes sold decreased 35% during the first six months of 1997 as compared to the first six months of 1996 primarily due to the phase out of its tract homebuilding operations. The gross profit margins decreased to 3% during the first six months of 1997 as compared to 6% in the comparable 1996 period. During the six months ended June 30, 1997, the Company closed seven homes that incurred additional costs to cure non-reoccurring construction problems.

     Rental Property Revenues and Operating Results. Rental property revenues and operating expense include the results of operations of three consolidated apartment projects for the first three months of 1996 and seven partnerships for the second quarter of 1996 and the first and second quarter of 1997. The additional four partnerships became majority-owned in April 1996 through acquisitions of additional limited partnership units.

     Equity in Earnings from Partnerships and Developer Fees. Equity in earnings decreased to $1,259,000 during the first six months of 1997 from $15,758,000 during the first six months of 1996. This decrease was primarily due to the $14,538,000 earned on the LIHPRHA sale during the 1996 period and the elimination of the equity in earnings in the four partnerships consolidated during the 1997 period.

     Management and Other Fees. Management and other fees decreased 31% in the first six months of 1997 compared to 1996. This was due primarily to special management fees of $1,362,000 earned in the first quarter of 1996 from the LIHPRHA transaction and $619,000 earned from the refinancing of two apartment complexes in the first six months of 1997.

     Interest Expense. Interest expense decreased $1,121,000 during the first six months of 1997 compared to the same period in 1996. The $500,000 of loan fees incurred during the first six months of 1996 and a $7,874,000 decrease in outstanding debt contributed to this decrease. In addition, the amount of debt associated with assets not under development was lower during the 1997 period as compared to the same period in 1996.

     General and Administrative Expense. General and administrative expenses decreased by $681,000 in the first six months of 1997 compared to the same period in 1996 as a result of management's continued focus on cost efficiency and the reduction of these expenses.

Results of Operations for the Three Months Ended June 30, 1997 and 1996

     Community Development Operations. Community development land sales revenue decreased 39% to $4,170,000 during the three months ended June 30, 1997 compared to the same period in 1996 primarily due to a decrease in residential lot sales in Puerto Rico as discussed above.

     The gross profit margins increased during the three months ended June 30, 1997 to 37% compared to 34% in 1996 due to the mix of sales. The gross profit margins on the residential and commercial land have remained stable.

     Homebuilding Operations. Revenues from home sales decreased 39% during the second quarter of 1997 compared to the same period in 1996. The number of homes sold decreased 32% in the second three months of 1997 compared to 1996. These reductions were primarily due to the phase out of the tract homebuilding operations. The gross profit margins decreased during the second three months of 1997 to .6% compared to 10% earned during the same period in 1996. During the six months ended June 30, 1997, the Company incurred additional costs to cure non-reoccurring construction problems on seven homes.

     Rental Property Revenues and Operating Results. The rental properties income increased 5% during the three months ended June 30, 1997 as compared to the same period in 1996 primarily due to reduced vacancies during the 1997 period.

     Equity in Earnings from Partnerships and Developer Fees. Equity in earnings increased to $412,000 during the second three months of 1997 compared to the same period in 1996. This increase was primarily due to the income recognition from the sale of substantially all of the Company's ownership interest in Coachman's.

     Management and Other Fees. Management and other fees decreased 13% or $136,000 in the second three month period ended June 30, 1997 as compared to the 1996 period. During the 1996 period a greater amount of reserved management fees were recovered than during the same period in 1997. The termination of the management contracts for HDA and the commercial projects owned by IBC also contributed to this decrease, which was offset in part by special management fees earned from the supervision of the condominium conversions during the 1997 period.

     Interest Expense. Interest expense decreased $305,000 in the second quarter of 1997 compared to the same period in 1996 primarily due to a $7,874,000 decrease in outstanding debt from June 30, 1996 to June 30, 1997.

     General and Administrative Expense. General and administrative expenses increased $294,000 in the second three months of 1997 compared to 1996. This increase is primarily attributable to the increased discount established on the Compri note receivable as discussed in Note 5 to the accompanying financial statements.

Liquidity and Capital Resources

     See Note 2 on page 9 of this Form 10-Q.

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

     The Company's homebuilding and community development sales continue to be greatly influenced by consumer confidence, housing demand, prevailing market interest rates, movements in such rates and expectations about future rates. Even though the rates have remained fairly stable and an adequate supply is available to the entry-level homebuyer, the economic uncertainties associated with the federal budget and government furloughs during 1995 and 1996 came at a time when supplies and competition were high in the Washington, D.C. market. In addition, Charles County was targeted as a new growth area. New developers and homebuilders attracted to this area built-up their inventories in anticipation of this growth. As a result, the local market's inventories remain high and profit margins are thin.

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

     Traditionally, the Company has realized the value of its land assets by selling parcels in fee simple transactions, by taking back notes or through option agreements on residential lots in which lot prices escalate at predetermined rates. On occasion, it also has participated in joint ventures by contributing land at its appraised value in exchange for a combination of cash at settlement and/or a percentage of the partnership's cash flow. As a result of its restructuring as disclosed in its latest Form 10-K, the Company may find joint ventures as the best strategy to maximize long-term returns, especially on its commercial land.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material changes in the legal proceeding described in the Registrant's 1996 Form 10-K.

ITEM 2. MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

     Principal and interest payments of $1,395,000 on $6,412,000 of debt are past due. The Company expects to complete the refinancing of this debt by August 31, 1997. The $6,412,000 was subsequently paid in full.

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

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ----------------------

10(a)    Real Estate Sales Contract between          Filed herewith
         American Family Homes, Inc. and Deer
         Valley Limited Liability Company dated
         June 30, 1997

10(b)    Agreement of Purchase and Sale between      Filed herewith
         Interstate Business Corporation and
         Interstate General Company L.P. dated
         June 30, 1997 for the Partnership
         Interest in:
              Coachman's Limited Partnership

10(c)    Agreement of Purchase and Sale between      Filed herewith
         A.P.S. Associates Limited Partnership
         and Interstate General Company L.P.
         dated June 30, 1997


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


Dated:   August 14, 1997                By:  /s/ James J. Wilson
        -----------------                    -----------------------------
                                             James J. Wilson
                                             Chairman and Chief
                                             Executive Officer


Dated:   August 14, 1997                By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Vice Chairman, Chief Financial
                                             Officer and Director


Dated:   August 14, 1997                By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------


10(a) Real Estate Sales Contract between American Family Homes, Inc. and Deer Valley Limited Liability Company dated June 30, 1997

10(b) Agreement of Purchase and Sale between Interstate Business Corporation and Interstate General Company L.P. dated June 30, 1997 for the Partnership Interest in Coachman's Limited Partnership

10(c) Agreement of Purchase and Sale between A.P.S. Associates Limited Partnership and Interstate General Company L.P. dated June 30, 1997