Form 10-Q
period 1997-09-30
INTERSTATE GENERAL CO L P
filed 1997-11-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

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

                         10,331,785 Class A Units
                         ------------------------

                      INTERSTATE GENERAL COMPANY L.P.
                                 FORM 10-Q
                                   INDEX


PART I         FINANCIAL INFORMATION                                 Page
                                                                     Number
Item 1.        Consolidated Financial Statements                     ------

               Consolidated Statements of Income (Loss) for
                 the Nine Months Ended September 30, 1997
                 and 1996. (Unaudited)                                    3

               Consolidated Statements of Loss for
                 the Three Months Ended September 30, 1997
                 and 1996. (Unaudited)                                    4

               Consolidated Balance Sheets at September 30, 1997
                 (Unaudited) and December 31, 1996.                       5

               Consolidated Statements of Cash Flow for the
                 Nine Months Ended September 30, 1997 and 1996.
                 (Unaudited)                                              7

               Consolidated Statements of Cash Flow for the
                 Three Months Ended September 30, 1997 and 1996.
                 (Unaudited)                                              8

               Notes to Consolidated Financial Statements.                9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Nine
               and Three Months Ended September 30, 1997 and 1996.       19

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                         23

Item 2.        Material Modifications of Rights of Registrant's          23
               Securities

Item 3.        Defaults Upon Senior Securities                           23

Item 4.        Submission of Matters to a Vote of Security Holders       23

Item 5.        Other Information                                         23

Item 6.        Exhibits and Reports on Form 8-K                          23

               Signatures                                                24

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                      1997         1996
                                                   ----------   -----------
REVENUES
  Community development - land sales
    to non-affiliates                             $    4,529    $    4,358
    to affiliates                                      3,000         5,678
  Homebuilding - home sales                            5,510         8,002
  Equity in earnings from partnerships,
    developer fees and gains from transfer
    of partnership interest                            1,564        16,268
  Investment in gaming properties                        549             4
  Rental property revenues                             6,540         5,380
  Management and other fees, substantially
    all from related entities                          3,038         4,001
  Interest and other income                              640           750
                                                  ----------    ----------
    Total revenues                                    25,370        44,441
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                   4,873         7,538
  Cost of home sales                                   5,457         7,540
  Selling and marketing                                  906         1,015
  General and administrative                           5,079         5,960
  Interest expense                                     2,683         4,037
  Rental properties operating expense                  2,784         2,379
  Depreciation and amortization                        1,582         1,204
  Wetlands litigation expenses                            68           750
  Write-off of deferred project costs                      6           329
                                                  ----------    ----------
    Total expenses                                    23,438        30,752
                                                  ----------    ----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                          1,932        13,689
PROVISION FOR INCOME TAXES                               558         4,773
                                                  ----------    ----------
INCOME BEFORE MINORITY INTEREST                        1,374         8,916
MINORITY INTEREST                                       (129)         (393)
                                                  ----------    ----------
NET INCOME                                        $    1,245    $    8,523
                                                  ==========    ==========
NET INCOME PER UNIT                               $      .12        $  .83
                                                  ==========    ==========
NET INCOME
  General Partners                                $       12    $       85
  Limited Partners                                     1,233         8,438
                                                  ----------    ----------
                                                  $    1,245    $    8,523
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,274        10,257
                                                  ==========    ==========
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF LOSS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                      1997         1996
                                                   ----------   -----------
REVENUES
  Community development - land sales
    to non-affiliates                             $    1,910    $       10
    to affiliates                                         --            --
  Homebuilding - home sales                            1,798         2,286
  Equity in earnings from partnerships,
    developer fees and gains from transfer
    of partnership interest                              305           509
  Investment in gaming properties                         --             4
  Rental property revenues                             2,240         2,139
  Management and other fees, substantially
    all from related entities                            769           731
  Interest and other income                              152           219
                                                  ----------    ----------
    Total revenues                                     7,174         5,898
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                   1,318           269
  Cost of home sales                                   1,845         2,166
  Selling and marketing                                  335           324
  General and administrative                           1,547         1,978
  Interest expense                                       866         1,069
  Rental properties operating expense                  1,016           979
  Depreciation and amortization                          493           522
  Wetlands litigation expenses                            --           100
  Write-off of deferred project costs                     --           112
                                                  ----------    ----------
    Total expenses                                     7,420         7,519
                                                  ----------    ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                           (246)       (1,621)
PROVISION FOR INCOME TAXES                               446          (670)
                                                  ----------    ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                  (692)         (951)
MINORITY INTEREST                                       (116)           82
                                                  ----------    ----------
NET INCOME                                        $     (808)   $     (869)
                                                  ==========    ==========
NET INCOME (LOSS) PER UNIT                        $     (.08)   $     (.08)
                                                  ==========    ==========
NET LOSS
  General Partners                                $       (8)   $       (9)
  Limited Partners                                      (800)         (860)
                                                  ----------    ----------
                                                  $     (808)   $     (869)
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,274        10,257
                                                  ==========    ==========
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                A S S E T S
                                                September 30,  December 31,
                                                     1997          1996
                                                -------------  -----------
                                                 (Unaudited)    (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                     $  2,508      $  2,212
  Restricted cash                                       738           988
                                                   --------      --------
                                                      3,246         3,200
ASSETS RELATED TO COMMUNITY DEVELOPMENT            --------      --------
  Land and development costs
    Puerto Rico                                      35,033        34,034
    St. Charles, Maryland                            27,267        26,980
    Other United States locations                    14,478        16,256
    Notes receivable on lot sales and other,
      substantially all due from affiliates           7,153         5,815
                                                   --------      --------
                                                     83,931        83,085
ASSETS RELATED TO INVESTMENT PROPERTIES            --------      --------
  Operating properties, net of accumulated
    depreciation of $21,467 and $20,658 as
    of September 30, 1997 and December 31,
    1996, respectively                               38,374        39,219
  Investment in unconsolidated rental property
    partnerships                                      8,309        11,723
  Other receivables, net of reserves of
    $34 and $121 as of September 30,
    1997 and December 31, 1996, respectively            744         1,290
                                                   --------      --------
                                                     47,427        52,232
                                                   --------      --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                  1,939         2,016
  Investment in joint venture                           454           275
  Receivables and other                                 163           200
                                                   --------      --------
                                                      2,556         2,491
OTHER ASSETS                                       --------      --------
  Goodwill, less accumulated amortization of
    $1,154 and $1,039 as of September 30, 1997
    and December 31, 1996, respectively               1,881         1,995
  Deferred costs regarding waste technology and
    other projects, receivables and other, net of
    reserves of $31 and $69 as of September 30,
    1997 and December 31, 1996                        9,169         4,336
  Property, plant and equipment, less accumulated
    depreciation of $2,440 and $2,425 as of
    September 30, 1997 and December 31, 1996,
    respectively                                      1,136         1,229
                                                   --------      --------
                                                     12,186         7,560
                                                   --------      --------
    Total assets                                   $149,346      $148,568
                                                   ========      ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                               September 30,   December 31,
                                                    1997           1996
                                               -------------   ------------
                                                (Unaudited)      (Audited)
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $ 38,055        $ 34,077
  Non-recourse debt                                  2,302           2,153
  Accounts payable, accrued liabilities
    and deferred income                              5,051           4,829
                                                  --------        --------
                                                    45,408          41,059
                                                  --------        --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                        968           1,139
  Non-recourse debt                                 39,206          39,508
  Accounts payable and accrued liabilities           2,867           3,202
                                                  --------        --------
                                                    43,041          43,849
                                                  --------        --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         56             502
  Accounts payable, accrued liabilities
    and deferred income                              2,667           2,544
                                                  --------        --------
                                                     2,723           3,046
                                                  --------        --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           3,434           4,078
  Notes payable and capital leases                     649             630
  Accrued income tax liability - current             1,360           3,979
  Accrued income tax liability - deferred            4,892           5,333
                                                  --------        --------
                                                    10,335          14,020
                                                  --------        --------
    Total liabilities                              101,507         101,974
                                                  --------        --------
PARTNERS' CAPITAL
  General partners' capital                          4,390           4,378
  Limited partners' capital-10,257 Units
    issued and outstanding as of September
    30, 1997 and December 31, 1996                  43,449          42,216
                                                  --------        --------
    Total partners' capital                         47,839          46,594
                                                  --------        --------
    Total liabilities and partners' capital       $149,346        $148,568
                                                  ========        ========


                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)


                                                        1997        1996
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 1,245     $ 8,523
  Adjustments to reconcile net income to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                      1,582       1,204
      Provision for deferred income taxes                 (441)        311
      Equity in earnings from gaming properties           (549)         (4)
      Equity in earnings from unconsolidated
        partnerships and developer fees                 (1,564)    (16,268)
      Distributions from unconsolidated partnerships     5,142      15,603
      Cost of sales-community development
        and homebuilding                                10,330      15,078
      Development and construction expenditures         (9,761)    (14,841)
      Equity in loss from homebuilding joint venture        66          48
      Write-off of deferred project cost                     6         329
      Changes in notes and accounts receivable, due
        from affiliates changed $(363) and $(1,276)       (755)     (1,718)
      Changes in accounts payable, accrued liabilities
        and deferred income                             (2,704)      4,397
                                                       -------     -------
  Net cash provided by operating activities              2,597      12,662
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in assets related to unconsolidated
    rental property partnerships                          (164)        101
  Change in restricted cash                                250         741
  (Additions to) rental operating properties, net         (396)       (439)
  Payment of Fines (see Note 6)                         (3,212)         --
  (Acquisitions) of other assets, net                   (1,761)       (456)
  Contributions to homebuilding joint venture             (245)        (90)
                                                       -------     -------
  Net cash (used in) investing activities               (5,528)       (143)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     19,332      13,243
  Payment of debt                                      (16,105)    (25,948)
  Distributions to Unitholders                              --      (1,140)
                                                       -------     -------
  Net cash provided by (used in) financing activities    3,227     (13,845)
                                                       -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       296      (1,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             2,212       3,476
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 2,508     $ 2,150
                                                       =======     =======
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)


                                                        1997        1996
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  (808)    $  (869)
  Adjustments to reconcile net income to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                        493         492
      Provision for deferred income taxes                  554         247
      Equity in earnings from gaming properties             --          (4)
      Equity in earnings from unconsolidated
        partnerships and developer fees                   (305)       (510)
      Distributions from unconsolidated partnerships       175         758
      Cost of sales-community development
        and homebuilding                                 3,163       2,515
      Development and construction expenditures         (2,997)     (5,053)
      Equity in loss from homebuilding joint venture        18          29
      Write-off of deferred project cost                    --         112
      Changes in notes and accounts receivable, due
        from affiliates changed $(46) and $642             (24)        640
      Changes in accounts payable, accrued liabilities
        and deferred income                             (1,668)       (317)
                                                       -------     -------
  Net cash (used in) operating activities               (1,399)     (1,960)
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in assets related to unconsolidated
    rental property partnerships                             1        (459)
  Change in restricted cash                                162         191
  (Additions to) rental operating properties, net          (46)         89
  Payment of Fines (see Note 6)                         (2,962)         --
  (Acquisitions) of other assets, net                   (1,925)         24
  Contributions to homebuilding joint venture              (20)         (6)
                                                       -------     -------
  Net cash (used in) investing activities               (4,790)       (161)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     16,011       1,880
  Payment of debt                                       (8,889)     (2,016)
  Distributions to Unitholders                              --        (518)
                                                       -------     -------
  Net cash provided by (used in) financing activities    7,122        (654)
                                                       -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       933      (2,775)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,575       4,925
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 2,508     $ 2,150
                                                       =======     =======
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1996 financial statements have been reclassified to conform to the 1997 presentation. The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Outstanding options, warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit and therefore are not presented.

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

(2)  FINANCING AND CASH MANAGEMENT MATTERS

     Because of the terms of its debt agreements, substantially all of the cash generated by the Company goes to pay down recourse debt and as a result, the Company's liquidity is restricted. In order to enhance its results of operations and cash flow, the Company has refinanced certain assets, negotiated additional financings, reduced expenses and developed a restructuring plan.

     In April 1997, the Company financed two substantially debt-free apartment projects owned by non-consolidated partnerships. These financings provided the Company approximately $5,000,000 which was utilized to meet debt obligations and other financial commitments. In September 1997, the Company closed a $20,000,000 loan that refinanced substantially all of the U.S. recourse bank debt. This loan provided funds for past due trade payables, future development and working capital. In addition, the release prices for land sales under the new loan are lower than under the loans that were refinanced, permitting the Company to retain larger portion of land sales proceeds to fund operating needs. The Company believes its ongoing operations, including asset sales and additional financings, will be sufficient to meet its existing debt and other operating obligations.

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

                                                Activity
                                                Prior to   Activity
                                                Consolida- Prior to
                                  Comparable    tion of    Sale of
                                  Partnership   Four Part- Four Part-
                                  Results       nerships   nerships  Total
                                  ------------  ---------  --------- -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    September 30, 1997               $139,065      $--       $--  $139,065
    December 31, 1996                 141,107       --        --   141,107
  Total Non-Recourse Debt
    September 30, 1997 (a)            144,891       --        --   144,891
    December 31, 1996                 136,468       --        --   136,468
  Total Other Liabilities
    September 30, 1997                 24,358       --        --    24,358
    December 31, 1996                  23,678       --        --    23,678
  Total Equity
    September 30, 1997 (a)            (30,184)      --        --   (30,184)
    December 31, 1996                 (19,038)      --        --   (19,038)
  Company's Investment
    September 30, 1997 (a)              7,711       --        --     7,711
    December 31, 1996                  11,425       --        --    11,425

SUMMARY OF OPERATIONS:
  Total Revenue Three Months Ended:
    September 30, 1997 (a)              7,940       --        --     7,940
    September 30, 1996                  8,157       --        --     8,157
  Total Revenue Nine Months Ended:
    September 30, 1997 (a)             24,238       --        --    24,238
    September 30, 1996                 24,442    1,018     1,103    26,563
  Net Income (Loss) Three Months Ended:
    September 30, 1997 (a)               (375)      --        --      (375)
    September 30, 1996                    553       --        --       553
  Net Income (Loss) Nine Months Ended:
    September 30, 1997 (a)               (616)      --        --      (616)
    September 30, 1996                    567      135       109       811
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended:
      September 30, 1997 (a)              305       --        --       305
      September 30, 1996                  406        3        --       409
    Nine Months Ended:
      September 30, 1997                1,564       --        --     1,564
      September 30, 1996                1,359      270        --     1,629

                                                Activity
                                                Prior to   Activity
                                                Consolida- Prior to
                                  Comparable    tion of    Sale of
                                  Partnership   Four Part- Four Part-
                                  Results       nerships   nerships  Total
                                  ------------  ---------  --------- -----
SUMMARY OF OPERATING CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended:
      September 30, 1997                1,185       --        --     1,185
      September 30, 1996                1,191       --        --     1,191
    Nine Months Ended:
      September 30, 1997                3,996       --        --     3,996
      September 30, 1996                4,934      220       387     5,541

  Company's share of cash flows
  from operating activities
    Three Months Ended:
           Sepember 30, 1997              412       --        --       412
      September 30, 1996                  498       --        --       498
    Nine Months Ended:
      September 30, 1997                1,586       --        --     1,586
      September 30, 1996                1,856      134       170     2,160

  Operating cash distributions
    Three Months Ended:
      September 30, 1997                  478      294        --       772
      September 30, 1996                  491      236        --       727
    Nine Months Ended:
      September 30, 1997 (a)           10,627      523        --    11,150
      September 30, 1997                  883      590        --     1,473

  Company's share of operating
  cash distributions
    Three Months Ended:
      September 30, 1997                  179       --        --       179
      September 30, 1996                  214       --        --       214
    Nine Months Ended:
      September 30, 1997 (a)            5,146       --        --       514
      September 30, 1996                  367      154        --       521

SUMMARY OF 1996 SALES TRANSACTION:
  Nine Months Ended September 30, 1996
    Gain on Sale                           --       --    39,934    39,934
    Company's Equity and Earnings
      Recognition                          --       --    14,639    14,639
    Total Distribution of Sales
      Proceeds                             --       --    36,118    36,235
    Company's Share of
      Sales Proceeds Distribution          --       --    15,165    15,165
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

     Comparable Partnership Results: The unconsolidated rental properties partnerships as of September 30, 1997 include 19 partnerships owning 4,563 rental units in 22 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions, equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations.

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

     Activity Prior to Consolidation of Four Partnerships: On April 1, 1996, the Company acquired a controlling interest in four partnerships owning 596 rental units, Wakefield Third Age L.P., Wakefield Terrace Associates L.P., Palmer Apartments L.P. and Headen House Associates L.P. Effective April 1, 1996, the results of operations and balance sheets of these partnerships are consolidated in the accompanying financial statements.

     Activity Prior to Sale of Four Partnerships: In March 1996, the Company completed the sale of four Puerto Rico apartment properties. The four properties, Las Americas I, Las Americas II, Las Lomas and Monacillos, totaling 918 units were purchased by non-profit organizations with financing provided by HUD through capital grants authorized by the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA").
The Company retained the management contracts for these properties.

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

                                 Total       Total     Total    Company's
                                 Assets   Liabilities  Equity   Investment
                                 ------   -----------  ------   ----------
Summary of Financial Position:
  September 30, 1997            $12,854      $11,971     $883       $454
  December 31, 1996               5,586        5,047      539        275

                                      Total       Net      Company's Share
                                     Revenues    (Loss)     of Net (Loss)
                                     --------    ------    ---------------
Summary of Operations:
  September 30, 1997                    $  2      $(136)         $(68)
  September 30, 1996                      --        (97)          (48)


                                                     Company's Share of
                                                 --------------------------
                                   Cash Flows    Cash Flows
                                   From          From         Operating
                                   Operating     Operating    Cash
                                   Activities    Activities   Distributions
                                   ----------    ----------   -------------
Summary of Operating Cash Flows:
  September 30, 1997                  $(7,642)      $(3,821)       $  --
  September 30, 1996                   (3,395)       (1,698)          --


(4)  DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, homebuilding construction in process, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC (in thousands):

                                                         Outstanding
                              Maturity Interest  --------------------------
                              Dates    Rates     September 30, December 31,
                              From/To  From/To        1997         1996
                              -------- --------- ------------- ------------
Related to community
  development:
    Recourse debt             Demand/    9.0%/       $38,055      $34,077
                              07-31-04   P+2.5%
    Non-recourse debt         08-02-09   P+1.5%        2,302        2,153

Related to investment
  properties:
    Recourse debt             Demand     7.35%           968        1,139
    Non-recourse debt         10-01-19/  6.85%/       39,206       39,508
                              10-01-28   8.50%

Related to homebuilding
  projects:
    Recourse debt             Demand/    9.0%/            56          502
                              12-21-97   9.5%
General:
    Recourse debt             Demand/    7.4%/           649          630
                              02-01-01   12.00%      -------      -------
      Total debt                                     $81,236      $78,009
                                                     =======      =======

*P = Prime lending interest rate.

     As of September 30, 1997, the $38,055,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $14,719,000 of this amount is further secured by investments in apartment rental partnerships.

     As of September 30, 1997, recourse investment property debt is secured by a letter of credit issued to the Company pursuant to the terms of a sales contract and the Company's share of excess cash flow distributions from two Puerto Rico apartment projects. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,276,000 have stated interest rates of 7.5% and 7.75%. After deducting interest payments provided by HUD, the effective interest rate over the life of the loan is 1%.

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

     Management Services
     The management services provided to the related parties described above are summarized below (in thousands):

                    REVENUE FOR THE NINE AND THREE MONTH PERIODS ENDED
                                      SEPTEMBER 30,
                 ---------------------------------------------------------
                                                                  Three
                                   Nine Months                    Months
                 ---------------------------------------------- ----------
                               Management Decrease
                    Related     Fees and  (Increase)   Total      Total
                     Party      Interest  in Reserve Recognized Recognized
                 ------------- ---------- ---------- ---------- ----------
1997:
  Chastleton (c)    IBC            $  57      $  18      $  75      $   1
  Coachman's (c)    IBC               20          8         28         --
  Santa Maria       WSC               52         --         52         15
  El Monte          IBC               77         --         77         26
  Rolling Hills (c) IBC               69         29         98         --
  Village Lake (c)  IBC               19         10         29          1
  Capital Park      JJW, JMW         112         --        112         38
                                   -----      -----      -----      -----
                                   $ 406      $  65      $ 471      $  81
                                   =====      =====      =====      =====
1996:
  Chastleton        IBC            $  55       $327       $382       $  1
  Coachman's        IBC               25         29         54         --
  Santa Maria       WSC               46         --         46          5
  El Monte          IBC               74         --         74         19
  Rolling Hills     IBC               67         --         67         22
  Village Lake      IBC               18        (10)         8         --
  Capital Park      JJW, JMW         159         --        159         30
  SVA               ----              22         --         22          1
  SVOBA             IBC, JMW, TBW      3         --          3         --
  IBC               JMW, TBW          20         --         20         --
                                   -----      -----     ------      -----
                                   $ 489      $ 346  $     835       $ 78
                                   =====      =====     ======      =====

                              OUTSTANDING RECEIVABLE AT (b)
             --------------------------------------------------------------
                   September 30, 1997              December 31, 1996
             ------------------------------  ------------------------------
             Receivable (a) Reserve Balance  Receivable (a) Reserve Balance
             -------------- ------- -------  -------------- ------- -------
Chastleton (c)   $   58     $ (19)   $   39      $   47      $ (36)  $   11
Coachman's (c)        8        (7)        1          26        (15)      11
Santa Maria           1        --         1          46         --       46
El Monte              8        --         8          40         --       40
Rolling Hills (c)    53        --        53          65        (53)      12
Village Lake (c)     17        (6)       11          27        (16)      11
Capital Park         15        --        15          23         --       23
SVA                  18        --        18           2         --        2
                 ------     -----    ------      ------      -----   ------
                 $  178     $ (32)   $  146      $  276      $(120)  $  156
                 ======     =====    ======      ======      =====   ======

      (a) The outstanding receivable balances include unpaid management fees, operating advances, reimbursement due for common expenses, and interest on those balances.
      (b) The aggregate maximum outstanding balance due from these entities for management and related services at any one time during the first nine months of 1997 and during 1996 was $297,000 and $1,025,000, respectively.
      (c) During the second quarter of 1997, an affiliate of IBC purchased the management fees receivable due from Chastleton, Coachman's, Rolling Hills, and Village Lake for a cash payment of $190,000. The collection of these receivables had previously been questionable and they had been fully reserved. This transaction resulted in income recognition of $190,000.

     Office Space Rent

     IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2001. Rental expense, net of sublease income, for the nine months ended September, 1997 and 1996 was $246,000 and $268,000, respectively.

     In management's opinion, all leases with affiliated persons are on terms at least as favorable to IGC as that generally available from unaffiliated persons for comparable property.

     Land and Other Sales

     The outstanding balance of the two notes receivable for land sales to Compri as of September 30, 1997 and December 31, 1996 were $3,218,000 and $3,544,000, respectively. Certain offsite improvements were not completed as scheduled, prompting a renegotiation of the notes' terms. The Company agreed to postpone the commencement of interest on two of the notes until this work is completed or Compri begins construction. During the second quarter of 1997, the Company established an additional $263,000 discount on these notes.

     In the first six months of 1997, IGC collected the note receivable balance for land sales to Darby Station that had an outstanding balance of $1,200,000 at December 31, 1996.

     On June 30, 1997, the Company sold 374 acres to Deer Valley for $3,000,000 and recognized profit of $1,311,000. As payment for this parcel, the Company received a 20% downpayment and the purchaser assumed a note payable for the balance.

     Operations Distributed to Unitholders

     The Company's 99% limited partnership interest in Equus was distributed to its unitholders in February 1995 (the "Equus Distribution"). Since that time through April 1996, the Company continued to manage and provided certain reimbursable administrative services and support to Equus. The outstanding receivable balance for these services provided Equus Gaming Company L.P. pursuant to a Master Support and Service Agreement as of September 30, 1997 and December 31, 1996 were $0 and $416,000, respectively.

     Pursuant to the Transfer Control Agreement effective December 31, 1996 (the "Transfer Agreement"), IGC transferred its remaining interests in and control over EMC, Equus and Housing Development Associates ("HDA") to IBC. This included the transfer to IBC of the Company's general partner interest in Equus, an obligation subject to the approval of Nasdaq Stock Market. In addition, the Transfer Agreement calls for IGC to issue 75,000 IGC Units to Equus to satisfy the outstanding employee option and incentive rights to the employees that were transferred to EMC. As a result of this transaction and payment of the amounts due IGC, the Company recognized earnings equal to the $549,000 negative basis of its investment in Equus and issued the 75,000 Units.

     Other

     As of September 30, 1997 and December 31, 1996, IGC owed IBC $14,000 and $54,000 of unpaid minority interest distributions. During the first nine months of 1997, IGC paid APS the $54,000 collected on a receivable that was previously sold to APS.

     As of September 30, 1997 and December 31, 1996, the outstanding balance due from IBC related to the pass through of taxable gains was $681,000 and $881,000, respectively.

     In 1994, the Company acquired HDA's minority partner interest. As a result of this transaction, the Company obtained a note receivable, including accrued interest, due from ECOC. At September 30, 1997 and December 31, 1996, the outstanding balance due from ECOC was $290,000 and $277,000, respectively.

     During the second quarter of 1997, IGC sold to IBC its 49% limited partner interest and 90% of its 1% general partner interest in Coachman's. This transaction resulted in income recognition of $576,000.

     During the third quarter of 1997, IBC was substituted as the guarantor of a $4,569,000 letter of credit issued on behalf of Chastleton Apartments Associates L.P. This letter of credit is collateralized by certain assets owned by IBC, IBC affiliates and the Company. The Company's assets included in the collateral consist of rights to distributions from three Puerto Rico housing partnerships and a $4,636,000 note receivable from Brandywine Investment Associates Limited Partnership.

     On November 11, 1997, the Board of Directors approved the formation of a trust for the purpose of holding Caribe Waste Technologies, Inc. ("CWT") shares separate from IGC control and from the possibility of the CWT shares being returned to IGC. The trust is intended to be a grantor trust so that it will not be taxed as a separate entity but will be treated as a pass-through entity with profits and losses flowing through IGC to its Unitholders. Two IGMC directors and one IGC officer serve as Trustees. As of September 30, 1997 and December 31, 1996, IGC had invested $1,161,000 and $869,000 in CWT's operations.

(6)  STATUS OF FINES
     Pending the decision of the Court of Appeals on the wetlands violations conviction, the Company complied with the lower court's decision and paid the $3,000,000 fine plus accrued interest totalling $3,212,000. This amount is included in Other Assets in the accompanying financial statements.

     If the wetlands conviction is overturned, IGC would receive a full refund of the $3,000,000 in fines, and any conservation easements encumbering the Wetlands Properties would be removed. Appeals were filed with the U.S. Court of Appeals for the Fourth Circuit ("Appeals Court"), and Mr. Wilson's prison sentence was stayed pending the outcome of the appeals. The Appeals Court heard the oral arguments on March 3, 1997, and a ruling is expected during the fourth quarter of 1997. Management believes that IGC, SCA and Mr. Wilson have numerous and legitimate grounds for the appeal. The appeal may result in the conviction being upheld, overturned or remanded to the District Court for retrial. In the event that the criminal conviction is overturned as a result of the appeal, the U.S. Department of Justice may appeal such decision of the Appeals Court to the United States Supreme Court. In addition, the U.S. Attorney may refile at any time the civil action relating to the Wetlands Properties that was dismissed without prejudice by the District Court. Any determination in a civil action adverse to IGC may result in the imposition of fines and substantial remediation costs on IGC.

     On October 23, 1997, the District Court denied a motion by IGC and SCA to stay, pending resolution of IGC's and SCA's appeal, the restoration and mitigation obligations with respect to the Towne Center South land and an additional parcel. IGC and SCA have appealed this decision to the Appeals Court.

(7)  COMPANY RESTRUCTURING

     Management, together with its advisors, is continuing to develop the restructuring plan described in the Registrant's 1996 Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


For the Nine Months Ended September 30, 1997 and 1996

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results. For further information about certain factors which may affect future income and cash flow, see "Additional Prospective Information" below.

Community Development Operations:

     Community development land sales revenue decreased 25% to $7,529,000 during the nine months ended September 30, 1997, as compared to $10,036,000 during the nine months ended September 30, 1996. The decrease is attributed to a decrease in residential lot sales in Puerto Rico. Since these lots are sold to homebuilders in bulk, there are fewer sales transactions. The timing of these sales causes fluctuations when comparing quarterly results. In addition, the U.S. residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions and the delay of new development in the next village, Fairway.

      The gross profit margin during the first nine months ended September 30, 1997, increased to 35% as compared to 25% in the same period of 1996. This increase is due primarily to the sales mix. During the 1996 period, 11% of the sales were lots sold at book value, as the Company continued its efforts to reduce its inventory in saturated market areas, and none of the sales were U.S. commercial parcels. During the comparable 1997 period, there were no lot sales at book value and 26% of the sales were commercial parcels. The U.S. commercial sales historically have produced the highest gross profits due to their high sales prices and relatively low development costs. In addition, during the 1997 period, 41% of the sales revenue, or $3,070,000, was generated by undeveloped bulk parcels with low acquisition costs that resulted in an average gross profit margin of 44%.

Homebuilding Operations:

     Revenues from home sales decreased 31% to $5,510,000, during the nine months ended September 30, 1997, from $8,002,000 during the nine months ended September 30, 1996. The number of homes sold decreased 32%, to 52 sales as compared to 76 sales in the first nine months ended September 30, 1996. These reductions were primarily due to the phase out of the tract homebuilding operations and increased competition in the homebuilding market.

     The gross profit margins decreased to 1% during the nine months ended September 30, 1997, as compared to 6% during the same period in 1996. During the nine months ended September 30, 1997, the Company closed seven homes that incurred additional costs to cure non-reoccurring construction problems.

Rental Property Revenues and Operating Results:

     Rental properties revenues, net of operating expenses, increased 25% to $3,756,000 during the nine months ended September 30, 1997, as compared to $3,001,000 during the same period in 1996. Rental property revenues and operating expenses include the results of operations of the three consolidated apartment projects for the first three months of 1996 and seven partnerships for the second and third quarter of 1996 and the first, second and third quarter of 1997. The additional four partnerships became majority-owned in April 1996 through acquisitions of additional limited partnership units.

Equity in Earnings from Partnerships and Developers Fees:

     Equity in earnings decreased $14,704,000 to $1,564,000 during the nine months ended September 30, 1997, from $16,268,000 during the nine months ended September 30, 1996. This decrease was primarily due to the $14,639,000 earned on the LIHPRHA sale during the 1996 period and the elimination of the equity in earnings in the four partnerships consolidated during the 1997 period.

Management and Other Fees:

     Management and other fees decreased 24% to $3,038,000 in the first nine months ending September 30, 1997, as compared to $4,001,000 in the first nine months ending September 30, 1997. This decrease was due primarily to special management fees of $1,362,000 earned in the first quarter of 1996 from the LIHPRHA transaction, offset in part by $619,000 earned from the refinancing of two apartment complexes in the first nine months of 1997.

Interest Expense:

     Interest expense decreased $1,354,000 to $2,683,000 during the nine months ended September 30, 1997, as compared to $4,037,000 during the same period in 1996. This decrease is primarily attributable to the $500,000 in loan fees incurred during the first nine months of 1996 and a decrease in the average outstanding debt.

General and Administrative Expense:

     General and administrative expenses decreased $881,000 to $5,079,000 in the nine months ended September 30, 1997, from $5,960,000 in the same period in 1996, as a result of management's continued focus on cost efficiency. Specifically, management experienced reductions in legal fees of $171,000 and salaries and benefits of $961,000. These reductions in spending were offset by approximately $263,000 in bad debt expense in the nine months ended September 30, 1997 as a discount on the Compri notes. The notes were renegotiated as discussed in Note 5.

For the Three Months Ended September 30, 1997 and 1996

Community Development Operations:

     Community development land sales revenue increased to $1,910,000 during the three months ended September 30, 1997, from $10,000, during the three months ended September 30, 1996. This increase is primarily due to a commercial sale in Puerto Rico for $1,500,000.

      The gross profit margin during the three month period ended September 30, 1997 increased to 31%, $592,000, as compared to $(259,000) in the same period of 1996. This increase is due primarily to the 39% gross margin earned from the third quarter 1997 commercial sale compared to a sales volume during the third quarter of 1996 that was less than the period costs incurred during that quarter.

Homebuilding Operations:

     Revenues from home sales decreased 21% to $1,798,000 during the three months ended September 30, 1997, as compared to $2,286,000 during the three months ended September 30, 1996. The number of homes sold decreased 24%, to 16 from 21 in the three months ended September 30, 1996. These reductions were primarily due to the phase out of the tract homebuilding operations.

     The gross profit margins decreased to (3)%, or $(47,000) during the three months ended September 30, 1997, as compared to 5% or $120,000 during the same period in 1996. This decrease was primarily attributable to a 24% decrease in sales volume as discussed above and only a 10% decrease in overhead.

Rental Property Revenues and Operating Results:

     Rental properties revenues, net of operating expenses, increased 6% to $1,224,000 during the three months ended September 30, 1997, as compared to

$1,160,000 during the same period in 1996. The increase can be attributed to reduced vacancies during the 1997 period.

Equity in Earnings from Partnerships and Developers Fees:

     Equity in earnings decreased $204,000 to $305,000 during the three months ended September 30, 1997, from $509,000 during the three months ended September 30, 1996. This decrease can be attributed to the reduction of equity earned from the two properties in the process of being converted to condominiums.

Management and Other Fees:

     Management and other fees increased 5%, to $769,000, in the three month period ending September 30, 1997, as compared to $731,000 in the three month period ending September 30, 1996. This increase was due primarily to the special management fees earned from the supervision of the condominium conversion during the 1997 period.

Interest Expense:

     Interest expense decreased $203,000 to $866,000 during the three months ended September 30, 1997, as compared to $1,069,000 during the same period in 1996. This decrease is primarily attributable to the reduced average outstanding loan balances during the third quarter of 1997 as compared to the same quarter in 1996.

General and Administrative Expense:

     General and administrative expenses decreased by $431,000 to $1,547,000 in the three months ended September 30, 1997, from $1,978,000 in the same period in 1996. This decrease was due primarily to reduction in salaries and benefits of $327,000 and as a result of management's continued focus on cost efficiency.

Liquidity and Capital Resources

     See Note 2 on page 9 of this Form 10-Q.

Additional Prospective Information

     The following discussion contains statements that may be considered forward looking that involve a number of risks and uncertainties as discussed herein and in the Company's SEC reports. Therefore, actual results could differ materially.

     The housing markets in St. Mary's and Charles County are anticipated to be favorably impacted by the expansion of the Patuxent River Naval Air Warfare Center in St. Mary's County. This expansion will create 13,000 jobs within the next few years. In addition, Management is negotiating certain commercial sales contracts it hopes to finalize before the end of 1997 that will result in 1998 closings.

     Traditionally, the Company has realized the value of its land assets by selling parcels in fee simple transactions, by taking back notes or through option agreements on residential lots in which lot prices escalate at predetermined rates. On occasion, it also has participated in joint ventures by contributing land at its appraised value in exchange for a combination of cash at settlement and/or a percentage of the partnership's cash flow. The joint ventures may develop land for sale or lease. As a result of its restructuring as disclosed in its latest Form 10-K, the Company may find joint ventures as the best strategy to maximize long-term returns, especially on its commercial land.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 23, 1997, the U.S. District Court for the District of Maryland denied the Company's motion for partial stay of sentence pending appeal. The Company sought to stay the Court's requirement to remediate portions of Towne Center South and Parcel L. The Company has filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit seeking to reverse the lower Court ruling.

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

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ----------------------

10(a)    Master Loan Agreement dated as of           Filed herewith
         August 1, 1997 by and among Interstate
         General Company L.P. and American Community
         Properties Trust, St. Charles Community,
         LLC and Banc One Capital Partners IV, Ltd.


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


Dated:  November 14, 1997               By:  /s/ James J. Wilson
        -----------------                    -----------------------------
                                             James J. Wilson
                                             Chairman and Chief
                                             Executive Officer


Dated:  November 14, 1997               By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Vice Chairman, Chief Financial
                                             Officer and Director


Dated:  November 14, 1997               By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------


10(a) Master Loan Agreement dated as of August 1, 1997 by and among Interstate General Company L.P. and American Community Properties Trust, St. Charles Community, LLC and Banc One Capital Partners IV, Ltd.