Form 10-K
period 1997-12-31
INTERSTATE GENERAL CO L P
filed 1998-03-31
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997   Commission File Number 1-9393

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 1998 the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $21,648,628.

Class A Units Outstanding at March 13, 1998: 10,331,785 Class A Units

                    DOCUMENTS INCORPORATED BY REFERENCE
          Form 10-K
            Item
            N/A

                      INTERSTATE GENERAL COMPANY L.P.

                       1997 Form 10-K ANNUAL REPORT

                             TABLE OF CONTENTS




                                    PART I
                                    ------

                                                                 Page
                                                                 ----


Item 1.   Business                                                 3
Item 2.   Properties                                              16
Item 3.   Legal Proceedings                                       19
Item 4.   Submission of Matters to a Vote
            of Security Holders                                   20



                                    PART II
                                    -------

Item 5.   Market Prices and Distribution on Units                 21
Item 6.   Selected Financial and Operating Data                   21
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                         23
Item 8.   Financial Statements and Supplementary Data             29
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                76



                                   PART III
                                   --------

Item 10.  Directors and Executive Officers
            of the Registrant                                     77
Item 11.  Executive Compensation                                  80
Item 12.  Security Ownership of Certain
            Unitholders and Management                            83
Item 13.  Certain Relationships and Related
            Transactions                                          84



                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               84

                                  PART I

ITEM 1.  BUSINESS

     Company Profile

     Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange and Pacific Stock Exchange. The Company's management and the Board of Directors of the Company's Managing General Partner are presently undertaking steps to restructure IGC and spin off the primary real estate operations in a newly formed trust that will be taxed as a partnership.

     IGC is a diversified real estate organization specializing in Community Development, Investment Apartment Properties, Asset Management Services and Homebuilding. The Company owns and participates in these operations directly and through the following subsidiaries: Interstate General Properties, S.E. ("IGP"); St. Charles Associates Limited Partnership ("SCA"); St. Charles Community, LLC, ("SCC"); Land Development Associates, S.E. ("LDA"); American Rental Management Company ("ARMC"); and American Family Homes, Inc. ("AFH"). IGC's assets and operations are concentrated primarily in the metropolitan areas of Washington, D.C. and San Juan, Puerto Rico. Additionally, its homebuilding operations are active in Virginia, North Carolina and South Carolina. Through its wholly owned subsidiaries, Interstate Waste Technologies, Inc. ("IWT") and Caribe Waste Technologies, Inc. ("CWT"), the Company is involved in the pre-development of municipal waste treatment facilities.

     IGC's headquarters are located in St. Charles, Maryland. IGP, its subsidiary, is based in San Juan, Puerto Rico. AFH has a central office in Charlotte, North Carolina, and IWT has an office in Malvern, Pennsylvania.

     The following summarizes the business operations of IGC and its subsidiaries:

     A.   Community Development

     IGC has extensive experience in developing master planned communities. The Company and its predecessors have developed land for more than 13,000 housing units, principally in its flagship planned community of St. Charles, Maryland. The Company's successful formula involves actively managing the development process. Management utilizes established consulting firms, including land planners, engineers, architects and contractors, to assist in obtaining necessary government approvals and provide infrastructure requirements.

     IGC's master planned communities combine a variety of land uses with a spectrum of housing styles and types, including single-family homes, townhomes, condominiums and rental apartments, designed to meet the needs and desires of the marketplace. Land uses include schools, recreation, shopping, commercial, industrial, lakes, parks and open space. The Company primarily develops sites for sale to third-parties, but it also realizes land values through joint ventures and its own portfolio of rental apartment properties.

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

     St. Charles is planned for five villages: Smallwood, Westlake, Fairway, Piney Reach and Wooded Glen. IGC has substantially completed two of the villages: Smallwood and Westlake. Development on the third--
Fairway Village--commenced in 1997.   Fairway surrounds an existing 18-hole
public golf course. The village will include two neighborhoods totaling some 3,300 housing units, or about a 10-year supply of building lots based on historical build-out rates. The development of Fairway Village includes the construction of the final portion of a cross-county connector highway that will bisect the village and link U.S. Route 301 with State Route 5, a major access road to Southern Maryland.

     St. Charles also contains approximately 200 acres of unsold commercial property surrounding the St. Charles Towne Center, a one-million-square-foot regional mall. Opened in 1990, the center's average sales per square foot consistently ranks among the top 10 percent of all retail centers managed by Simon DeBartolo, the nation's leading owner/manager of shopping centers. In 1997, the mall attracted approximately 13 million shoppers.

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

     Government Approvals. The St. Charles master plan has been incorporated in Charles County's comprehensive zoning plan. In addition, the Charles County government has agreed to provide sufficient water and sewer connections for the balance of the housing units to be developed in St. Charles. Specific development plans for each village in St. Charles are subject to approval of the County Planning Commission. Such approvals have previously been received for the villages of Smallwood, Westlake and Fairway. Approvals have not yet been sought on the final two villages.

     Competition. Competition among residential communities in Charles County is intense. Currently, there are approximately 30 subdivisions competing for new home buyers within five miles of St. Charles. This is the result of several major national and regional homebuilders having been attracted by the growing marketplace. Charles County residential building permits have increased from 964 in 1994, 965 in 1995, 1,090 in 1996 and 1,232 in 1997. In this very price sensitive market, IGC management has positioned St. Charles to provide among the lowest priced building lots and homes while offering more amenities than the competition. Home sales are traditionally influenced by seasonal factors, bringing stronger demand during the spring and fall.

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

     Development began in 1994 following the sale of 61 acres of commercial land to Wal-Mart. In 1995, the retailer completed the first phase of a planned 610,000 square foot shopping center by opening Wal-Mart and Sam's Club stores totaling 240,000 square feet. The remaining 370,000 square feet are presently under contract. Since that time, approximately 14 acres of commercial land have been sold for prices reaching $1 million per acre. There are nine acres of commercial property remaining to sell and management is seeking approval to rezone an additional six acres for commercial use.

     Residential development began in 1996 after homebuilders settled land contracts for 784 housing units, 216 of which will be built and sold through a 50/50 joint venture between the Company and a prominent local builder. All of the units in this first phase will be "walk-up" condominiums, and settlements commenced during the last quarter of 1997. At present, 400 additional units are under contract for closing during the second quarter of 1998.

     In March 1998, management expects to complete the construction of an overpass of 65th Infantry Highway, providing easy access to the community from Highway 3 at the main entrance.

     Construction of the site improvements for a 27 acre office park comprising 500,000 square feet began in February 1998. The Company, through an 80% partnership that owns Parque Escorial, will be minority partner in a Puerto Rico special partnership that was awarded the construction of a 150,000 square feet office building for a quasi-governmental agency. The agency will lease the building for 30 years, after which it can buy the building for one dollar. The Company will make a capital contribution to said partnership in the form of a parcel of seven acres which will be the site of the building. In exchange, the 80% owned partnership will receive an annual preferential distribution of $396,000 plus 30% of the net cash flow generated by the building. Construction of the building is expected to commence during the second quarter of 1998.

     Government Approvals. The Community's master plan has approval while specific site plans are subject to planning commission review and approval. Management has secured agreements with the Puerto Rico Aqueduct and Sewer Authority to provide for adequate sewer capacity for the community and adequate water for the 1,400 residential units or their equivalency in commercial and office space.

     Competition. The scarcity of developable land in the San Juan metropolitan area creates a favorable market for home sales at Parque Escorial. Competition for home sales is expected primarily from small-scale condominium projects in areas considered to be less desirable than Parque Escorial. Furthermore, it is one of only two master planned communities currently planned or under development in the San Juan metropolitan area. The other is the 500-acre Encantada, which is marketed toward higher income homebuyers. Parque Escorial's home prices appeal primarily to entry level purchasers. Another contrast is that Encantada's developer is building all the homes in the community, while Parque Escorial features three separate homebuilders in Phase II, providing more selections for the consumer.

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

     Other Communities. In addition to St. Charles and Parque Escorial, the Company has one site for community development in Puerto Rico and four sites in the Washington, D.C. metropolitan area.

     IGC owns a parcel of residential land consisting of 77 townhome lots in the planned community of Montclair, located in Prince William County, Virginia, approximately 28 miles southwest of Washington, D.C.

     The Company is developing the 170-acre planned community of Westbury in Lexington Park, Maryland. The community is located in St. Mary's County, about one mile from the Patuxent River Naval Air Warfare Center, which is currently expanding its employment base. In March 1997, the Company entered into a contract to sell the remaining 52 townhome lots to a third-party homebuilder, of which 30 remain. Development of the community's final phase, consisting of approximately 250 single-family home lots, began in March 1997, with 36 lots currently under contract.

     In Prince George's County, Maryland, IGC is the general partner in a partnership that owns a 277-acre tract approximately 12 miles southeast of Washington, D.C. This Brandywine property has preliminary plan approval from the county for approximately 1,000 housing units and approximately 400,000 square feet of commercial and office space.

     The Company owns a site in Charles County, Maryland, Pomfret (812 acres), which is in the planning process.

     In Puerto Rico, the partnership that owns Parque Escorial also owns approximately 540 acres surrounding the El Comandante Race Track in Canovanas, approximately 12 miles east of San Juan. Management is currently marketing portions of the land for an entertainment complex.

     B.   Rental Apartment Properties

     Since 1959, IGC and its predecessors have developed and owned residential rental apartment properties, first in Puerto Rico and then in Maryland, Virginia and Washington, D.C. IGC currently is general partner in 26 partnerships that own a total of 5,695 apartment units. In addition to a general partnership interest, IGC holds certain limited partnership interests in six of these partnerships. In seven of these partnerships (1,132 units), the Company holds greater than a 50 percent interest, so the accounts and operations are consolidated with those of the Company. The remaining 19 partnerships (4,563 units) are recorded under the equity method of accounting.

     As general partner, IGC typically recognizes zero to 5% of profits and losses of the partnerships until the limited partners have recovered their capital investments and the partnerships have accumulated earnings. Thereafter, IGC generally recognizes its full percentage of the partnerships' profits and losses.

     Typically, IGC manages the development process as follows: locates the land, conducts a feasibility study, forms a partnership to acquire the land, arranges for construction and permanent financing, and provides cost and completion guarantees. For apartment properties developed prior to the 1986 tax law changes, limited partners were admitted to the partnerships through syndication at the time the project financings were closed. The apartment properties completed since that time have admitted a financing partner or partners as needed.

     The apartment partnerships are primarily financed by non-recourse mortgages. The U.S. Department of Housing and Urban Development ("HUD") provides rent subsidies for residents in 4,257 of the 5,695 apartment units. HUD also provides mortgage insurance and, in some cases, interest subsidies to the partnerships. Additionally, 110 units are leased pursuant to HUD's Low Income Housing Tax Credit ("LIHTC") program, and other units are subject to income guidelines set by the Maryland Community Development Administration.

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

     Cash flow from those projects whose mortgage loans are still insured by HUD, or financed through the housing agencies in Maryland, Virginia, Puerto Rico or Washington, D.C. (the "State Financing Agencies") are subject to guidelines and limits established by the apartment partnerships' regulatory agreements with HUD and the State Financing Agencies. Certain regulatory agreements also require that if the cash from operations generated by certain apartment properties has exceeded the allowable cash distributions, the surplus must be deposited into restricted escrow accounts held by the mortgagee of the property and controlled by HUD or the applicable State Financing Agency. Funds in these restricted escrow accounts may be used for maintenance and capital improvements with the approval of HUD and/or the State Finance Agency.

     As the general partner, the Company actively pursues the maximum earning potential of its rental apartment properties. Management explores various options, including refinancing, property sale and condominium conversion, in order to maximize equity value and cash flow. The following are recent examples of this management in action:

     The Company has begun the conversion to condominiums of two apartment properties in Puerto Rico--Monte de Oro and New Center- -totaling 392 units. Management expects to settle the first sales in 1998 and have all units sold by late 1999. IGC has a record of success in this conversion procedure, having previously converted 1,800 units in Puerto Rico.

     In January 1998, IGC completed $10,000,000 in refinancings on two subsidized apartment properties in Puerto Rico. These two properties are scheduled to undergo conversion to condominiums beginning in 2000. The refinancings allowed the partnerships to retire the residual receipts funds and to facilitate the future conversion process. The refinancings provided funds for the partnerships to pay approximately $2,000,000 in notes and distributions to the Company in 1998.

     The Company's growth strategy is to seek opportunities to develop and build new apartment properties within its planned communities in St. Charles, where it owns and/or manages every apartment property (1,976 units). Under the LIHTC program, the Company built a 56-unit apartment property in 1994 and a 54-unit building in 1996, both of which are for senior citizens and located in St. Charles. The Company expects to build approximately 800 apartment units in the Fairway Village portion of St. Charles as that village is developed over the next 10 years. The St. Charles zoning charter allows for 25% of all housing units to be rental apartments.

     Government Regulations. Changes in government regulations can significantly affect the status of the Company's existing U.S. and Puerto Rico apartment properties and its development of future projects.

     The federal government has virtually eliminated subsidy programs for new construction of low and moderate income housing by profit-motivated developers such as IGC. As a result, the Company developed only six new apartment properties between 1981-1993, all of which offer market rate rents. The Company utilized the LIHTC program to build 110 units in St. Charles from 1994-1996. No new construction of apartment projects is expected in Puerto Rico.

     The subsidiary contract for one of the Puerto Rico properties expired in 1997, and the property is currently being converted to condominiums.
The remaining subsidy contracts for IGC's investment apartment properties are scheduled to expire between 1998-2021. HUD has stated that it does not plan to renew subsidy contracts and is seeking Congressional authority to convert expired contracts to resident-based vouchers. This would allow residents to choose where they wish to live. This can potentially impact the income stream of certain properties. IGC actively maintains its properties to preserve their values and retain residents.

     HUD also is exploring a program known as "portfolio re-engineering" or "mark-to-market." This would assist owners of Section 8 and HUD-insured properties that could not meet loan obligations under the proposed resident-based voucher system. IGC will monitor the progress of this proposal and its impact on the properties in which it owns partnership interests.

     Upon the termination or cancellation of any existing subsidy contracts, IGC may choose to convert apartment units in Puerto Rico for sale as condominiums. Substantially all of its units were designed for this potential. However, because of the adverse tax consequences that would result from the conversion of apartment properties in the U.S. into condominiums, IGC anticipates that its U.S. apartment properties with subsidy contracts would be offered at market rate rents upon expiration of the applicable subsidy contracts.

     Competition. IGC's rental properties that receive rent subsidies are not subject to the market conditions that affect occupancy at properties with market rate rents. These subsidized properties average approximately 99% occupancy rates year round. The Company's apartments in St. Charles and Washington, D.C. that have market rate rents are impacted by the supply and demand for competing rental apartments in the area, as well as the local housing market. When for sale housing becomes more affordable due to lower mortgage interest rates or softening home prices, this can adversely impact the performance of rental apartments. Conversely, when mortgage interest rates rise or home prices increase, the market for rental units may benefit.

     C.   Asset Management Services

     IGC earns management fees from management of 8,650 rental apartments, including 5,695 units owned by partnerships in which IGC is the general partner. (Fees from 1,132 of these units are eliminated through consolidation in IGC's financial statements.) IGC manages but does not have an ownership interest in 2,955 apartment units, 590 of which are owned by affiliates of the Company. IGC also earns fees by managing approximately 200,000 square feet of office and commercial space, all of which is owned by affiliates of the Company.

     For the apartment properties in which IGC is general partner, management fees are based on a percentage of rents, ranging from 2.25% to 10.41%. These contracts are for periods of one or two years and are customarily renewed. Although HUD and State Finance Agencies have the right to cancel these contracts with or without cause, no IGC contracts have ever been canceled. Fees for managing other apartment properties range from 2.5% to 8.25% of rents, and fees for managing commercial and industrial properties are typically 3.5% of gross rents.

     D.   Homebuilding

     American Family Homes, Inc. ("AFH") is a wholly owned subsidiary of IGC that builds semi-custom homes for homebuyers who own land or who contract to purchase land from a third-party. AFH's operations are based out of seven offices in Virginia, North Carolina and South Carolina. In 1997, management wrote off its remaining unamortized goodwill related to the purchase of AFH, in conjunction with the Company's reorganization plan.

     Historically, the Company has built single-family homes and townhomes on lots developed within its community development operations. Due to slim profit margins, IGC has closed its homebuilding activities in the U.S. planned communities of St. Charles, Montclair and Westbury.

     At Parque Escorial in Puerto Rico, the Company has formed a joint venture--Escorial Builders S.E.--with Metropolitan Builders, and has acquired lots on which to build 216 "walk-up" condominium units. Twenty-one homes sold in 1997 and an additional 104 are under option contract.

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

     For AFH, the homebuilding industry is highly competitive in the mid-Atlantic region. In addition to a wide variety of builders, there is an abundant supply of resale homes and rental housing. AFH creates its own niche in the market by offering the convenience and flexibility to build a home in the location of the customer's choice, usually in a rural area. However, these buyers represent a modest segment of the market and are generally served by low-volume local builders, who have lower overhead. In 1997, management wrote off its remaining unamortized goodwill related to the purchase of AFH, in conjunction with the Company's reorganization plan.

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

     E.   Investment in Waste Technologies

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

     Following a Request for Proposals ("RFP") and a thorough screening process, IWT was selected by the City of Bridgeport, Connecticut in February 1994 as its preferred vendor for a regional sludge management facility. IWT and Bridgeport executed a host community agreement in June 1994, affirming the city's willingness to allow the sludge management facility to be built within the municipality. Since that time, IWT management has been pursuing long-term sludge disposal service agreements with other municipalities in the region to make construction of the facility economically viable. IWT management then will negotiate a sludge disposal service agreement with Bridgeport's wastewater authority.

     In 1996, a second corporation, Caribe Waste Technologies, Inc. ("CWT"), was formed in Puerto Rico. CWT is an entity established to perform projects in the Caribbean.

     In December 1997, CWT entered into a host community agreement with the Municipality of Caguas, Puerto Rico. The agreement describes the basis on which CWT will contract, develop and construct a 3,300 ton per day solid waste facility using proprietary gasification technology from Thermoselect S.A. To provide waste for the facility, CWT management is pursuing long-term solid waste disposal service agreements with municipalities in Puerto Rico and the Puerto Rico Solid Waste Management Authority. Other organizations competing to build facilities for disposal of Puerto Rico's solid waste include Montenay, a subsidiary of Compagnie Generale des Eaux, Kvaerner, and SEMASS.

     In 1996, CWT proposed a solid waste facility to the Island Government of Saint Maarten, Netherlands Antilles. After an evaluation of proposals from four companies by the Government and its Dutch technical consultants, the Island Government entered into a Letter of Intent with CWT in October 1997. The Letter of Intent calls for CWT to submit a final proposal to the Island Government, followed by a period of exclusive negotiation for a solid waste disposal service agreement. CWT submitted its proposal for a 330 ton per day Thermoselect solid waste gasification facility to the Island Government in March 1998. CWT management is preparing for negotiations toward a solid waste service agreement.

     In November 1997, the Government of the U.S. Virgin Islands ("GVI") issued a Request for Qualification ("RFQ") for Integrated Comprehensive Solid Waste Management Services. CWT responded in December 1997.
Following an evaluation of the submittals, the GVI notified CWT in February 1998 that CWT had been named to the list to receive an RFP. CWT management intends to respond to the RFP.

     Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without material adverse environmental impact and in compliance with government regulations. The approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations are many and will require substantial time and effort.

     General

     Employees. IGC had 272 full-time employees as of December 31, 1997, including 134 based in the United States and 138 in Puerto Rico. Employees performing non-supervisory services through the Company's property management operations receive salaries funded by the owner partnerships.

     Significant Customers. No single customer accounted for more than 10% of IGC's revenues during the year ended December 31, 1997.

     Company Restructuring

     A.   Restructuring Objectives

     The Company's operations have been severely restricted due to the Wetlands Litigation and the terms and conditions of the Company's bank debt. Also, there are certain investments of the Company, such as AFH, that have operating losses and capital needs, and investments such as IWT and CWT, that have substantial current capital needs. In addition, the Company, as a master limited partnership, is not an attractive investment for most pension funds, retirement funds and mutual funds, thereby restricting the Company's access to these substantial sources of capital. In order to address these issues, management is seeking to implement a restructuring plan to achieve the following objectives:

     1. To restructure the Company by transferring IGC's principal real estate assets and operations to a new Maryland trust, American Community Properties Trust ("ACPT") and distributing the shares in ACPT to the Unitholders and general partners of IGC.

     2. To eliminate from ACPT's operating results the expenses of the Wetlands Litigation (see Item 3. Legal
          Proceedings) and operating and capital expenses of IWT, CWT and AFH.

     3. To capitalize IGC with sufficient assets so that it can meet its operating needs and remain a viable publicly traded company.

     4. To raise approximately $30,000,000 in new capital through a securities offering by ACPT to pay down community development bank debt and provide working capital for community development.

     5. To make ACPT an attractive investment for pension funds and mutual funds by structuring ownership of ACPT's underlying assets so that ACPT's sources of income will be exclusively corporate dividends.

     B.   Pro Forma Financial Highlights of ACPT (Unaudited)

     The following represents the pro forma results of ACPT's operations for the year ended December 31, 1997 and ACPT's pro forma balance sheet as of December 31, 1997 related to management's restructuring plan assuming objectives 1, 2 and 3 above were completed as of January 1, 1997. These results do not include the costs of any capital markets transaction by ACPT.

                    AMERICAN COMMUNITY PROPERTIES TRUST
             PRO FORMA CONSOLIDATED STATEMENT OF (LOSS) INCOME
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclass-    IGC     Less IGC  Pro
                               IGC     ification  Reclass- Residual Forma
                            Historical Entries     ified     (c)     ACPT
                            ---------- ---------  -------- -------- -----
Revenues:
  Community development-
    land sales                 $13,357  $105  (a) $13,462  $  297  $13,165
  Homebuilding-home sales        7,805    --        7,805   7,805       --
  Revenues from investment
    properties
      Equity in earnings
       from partnerships
       and developer fees        1,494    --        1,494     (15)   1,509
      Rental property revenues   8,737    --        8,737      --    8,737
  Management and other fees      3,775    --        3,775      --    3,775
  Interest and other income      1,044   716  (b)   1,760     816      944
                               -------  ----      ------- -------  -------
      Total revenues            36,212   821       37,033   8,903   28,130
                               -------  ----      ------- -------  -------
Expenses:
  Cost of land sales             8,881   258  (a,b) 9,139     646    8,493
  Cost of home sales             7,486   (23) (a)   7,463   7,463       --
  Selling and marketing          1,232    --        1,232   1,105      127
  General and administrative     7,034    --        7,034     427    6,607
  Interest expense               3,609   270  (b)   3,879      59    3,820
  Rental properties operating
    expense                      3,597    --        3,597      --    3,597
  Depreciation and amortization  2,128    --        2,128     278    1,850
  Wetlands litigation expenses   1,772    --        1,772   1,772       --
  Write-off of deferred project
    costs                            6    --            6      --        6
  Write-off of goodwill          1,843    --        1,843   1,843       --
  Spin-off costs                 1,164    --        1,164      --    1,164
                               -------  ----      ------- -------  -------
      Total expenses            38,752   505       39,257  13,593   25,664
                               -------  ----      ------- -------  -------
(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES              (2,540)  316       (2,224) (4,690)   2,466
PROVISION FOR INCOME TAXES         606    --          606     136      470
MINORITY INTEREST                 (439)   --         (439)     --     (439)
                               -------  ----      -------  ------   ------
NET (LOSS) INCOME              $(3,585) $316      $(3,269)($4,826)  $1,557
                               =======  ====      =======  ======   ======

                    AMERICAN COMMUNITY PROPERTIES TRUST
                   PRO FORMA CONSOLIDATED BALANCE SHEET
                          AS OF DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclass-   IGC               Pro
                               IGC     ification Reclass-   Less   Forma
                            Historical Entries    ified   IGC (c)  ACPT
                            ---------- --------- -------- -------- -------
CASH AND CASH EQUIVALENTS
  Unrestricted                $ 2,273  $  --     $  2,273 $   146  $ 2,127
  Restricted                      508     --          508     134      374
                              -------  -----     -------- ------- --------
                                2,781     --        2,781     280    2,501
                              -------  -----     -------- ------- --------
ASSETS RELATED TO COMMUNITY
DEVELOPMENT
  Land and development costs
    Puerto Rico                32,918  1,350 (b)   34,268      --   34,268
    St. Charles, Maryland      28,417     --       28,417   6,667   21,750
    Other United States
      locations                14,698     --       14,698  14,698       --
  Notes receivable on lot sales
    and other, substantially
    all due from affiliates     6,476     --        6,476     847    5,629
                              -------   ----     -------- ------- --------
                               82,509  1,350       83,859  22,212   61,647
                              -------  -----     -------- ------- --------
ASSETS RELATED TO RENTAL
PROPERTIES
  Operating properties, net    37,829     --       37,829      --   37,829
  Investment in unconsolidated
    rental property
    partnerships                8,657     --        8,657      --    8,657
  Other receivables, net          805     --          805     184      621
                              -------  -----     -------- ------- --------
                               47,291     --       47,291     184   47,107
                              -------  -----     -------- ------- --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction
    and land                    1,914     --        1,914   1,914       --
  Investment in joint venture     591     --          591      --      591
  Receivables and other            68     --           68      68       --
                              -------  -----     -------- ------- --------
                                2,573     --        2,573   1,982      591
                              -------  -----     -------- ------- --------
OTHER ASSETS
  Receivables, deferred costs
    regarding waste technology
    and other projects and
    other                       8,797  6,772 (b)   15,569  13,055    2,514
  Property, plant and
    equipment, net              1,087     --        1,087     639      448
                              -------  -----     -------- ------- --------
                                9,884  6,772       16,656  13,694    2,962
                             -------- ------     -------- ------- --------
TOTAL ASSETS                 $145,038 $8,122     $153,160  38,352 $114,808
                             ======== ======     ======== ======= ========

                    AMERICAN COMMUNITY PROPERTIES TRUST
                   PRO FORMA CONSOLIDATED BALANCE SHEET
                          AS OF DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclass-   IGC               Pro
                               IGC     ification Reclass-   Less   Forma
                            Historical Entries    ified   IGC (c)  ACPT
                            ---------- --------- -------- -------- -------
LIABILITIES RELATED TO
COMMUNITY DEVELOPMENT
  Recourse debt              $ 35,176 $6,772 (b) $ 41,948 $ 2,164 $ 39,784
  Non-recourse debt             2,295     --        2,295      --    2,295
  Accounts payable, accrued
    liabilities and deferred
    income                      5,245     --        5,245     145    5,100
                              -------  -----     -------- ------- --------
                               42,716  6,772       49,488   2,309   47,179
                              -------  -----     -------- ------- --------
LIABILITIES RELATED TO
RENTAL PROPERTIES
  Recourse debt                   969     --          969      --      969
  Non-recourse debt            39,101     --       39,101      --   39,101
  Accounts payable and
    accrued liabilities         3,331     --        3,331     630    2,701
                              -------  -----     -------- ------- --------
                               43,401     --       43,401     630   42,771
                              -------  -----     -------- ------- --------
LIABILITIES RELATED TO
HOMEBUILDING
  Recourse debt                   159     --          159     159       --
  Accounts payable, accrued
    liabilities and deferred
    income                      2,501     --        2,501   2,501       --
                              -------  -----     -------- ------- --------
                                2,660     --        2,660   2,660       --
                              -------  -----     -------- ------- --------
OTHER LIABILITIES
  Accounts payable and
    accrued liabilities         6,330     --        6,330   3,084    3,246
  Notes payable and capital
    leases                        615     --          615     442      173
  Accrued income tax
    liability-current           1,541     --        1,541       2    1,539
  Accrued income tax
    liability-deferred          4,487     --        4,487     367    4,120
                              -------  -----     -------- ------- --------
                               12,973     --       12,973   3,895    9,078
                              -------  -----     -------- ------- --------
TOTAL LIABILITIES             101,750  6,772      108,522   9,494   99,028
                             -------- ------     -------- ------- --------
PARTNERS' CAPITAL              43,288  1,350 (b)   44,638  28,858   15,780
                             -------- ------     -------- ------- --------
TOTAL LIABILITIES AND
PARTNERS' CAPITAL            $145,038 $8,122     $153,160 $38,352 $114,808
                             ======== ======     ======== ======= ========

      (a) Land sales occurred during 1997 as IGC's land business sold lots to its homebuilding business. Gross profit on these sales, historically eliminated in consolidation, has been included in IGC and ACPT's historical results for these periods based upon the estimated fair market value of the land (based on comparable sales to third parties).

      (b) As of and during the year ended December 31, 1997, an intercompany note receivable and intercompany debt existed between IGC and LDA. Interest income and expense and the note receivable and payable amounts, historically eliminated in consolidation, have been included above in IGC's Reclassified historical results.

      (c) Reflects the operations remaining in IGC after the restructure. These operations include those of AFH, IWT, CWT and certain other land sales and development.

     C.   Restructuring Approvals

     A committee of the outside directors voted to proceed with the distribution of ACPT and the filing of the preliminary proxy with the SEC. Upon approval of the proxy materials by the SEC, management intends to submit the plan to Unitholders for approval. Completion of the plan will be conditioned upon receiving approval by a majority in interest of the Unitholders and a majority in interest of the Units not controlled by the Wilson family held by Unitholders that vote on the transaction. The restructuring also will require approval of certain creditors and government agencies. In addition, the terms and conditions of any transaction to raise capital in ACPT will be subject to uncertainties of the capital markets. Because of the significance of the approval process and uncertainties of the capital markets, there is no assurance that the proposed restructuring will be completed or completed under the terms and conditions presented here. Management, however, is moving forward with this planned restructuring and hopes to accomplish all or a portion of the objectives outlined above in the second quarter of 1998.

ITEM 2. PROPERTIES

     IGC owns real property located in Charles County, Maryland; Prince George's County, Maryland; St. Mary's County, Maryland; Prince William County, Virginia; North Carolina; South Carolina, Virginia and Puerto Rico.

     As of December 31, 1997, the Company's community development land holdings consisted of the following:

Charles County, Maryland
  Finished inventory-
    Residential lots                                         25
    Commercial, office or light industrial acres            788
  Under development-
    Residential lots                                         70
  Pre-development
    Residential lots                                      3,346
  Held for future development acres                       3,835

St. Mary's County, Maryland
  Finished inventory-
    Residential lots                                         30
  Pre-development
    Residential lots                                        250

Prince George's County, Maryland
  Held for future development acres                         277

Prince William County, Virginia
  Finished inventory-
    Residential lots                                         87

Carolina, Puerto Rico
  Finished inventory-
    Residential lots                                        392
    Commercial, office or light industrial acres             10
  Under development-
    Commercial, office or light industrial acres             20
  Pre-development
    Residential lots                                        872
  Held for future development acres                         133

Canovanas, Puerto Rico
  Held for future development acres                         539


     As of December 31, 1997, the Company's homebuilding inventory consisted of the following:

Virginia
  Homes under construction-customers own lots                 8

North Carolina
  Homes under construction-customers own lots                17

South Carolina
  Homes under construction                                    7

Puerto Rico-through a non-consolidated
joint venture
  Homes under construction                                  195

     The following table lists the apartment projects in which IGC has an ownership interest ($ in thousands):
                                                                     Expira-
                                       Year of                       tion
                               No. of Completion  12/31/97 Occupancy of
                               Apt.       or      Project     at     Subsidy
                               Units  Acquisition   Cost   12/31/97  Contracts
                               ------ ----------- -------- --------- ---------
Apartment Projects Owned by
Partnerships Accounted
for Under the Equity
Method of Accounting:
  Puerto Rico
    San Anton                 (1) 184    1974    $  4,606     100%    2001
    Monte de Oro            (1,9) 196    1977       6,519       0%    1997
    New Center              (1,9) 196    1978       6,602      30%    1998
    Monserrate I              (1) 304    1979      11,443      99%    1999
    Alturas del Senorial      (1) 124    1979       4,669     100%    1999
    Monserrate II             (1) 304    1980      12,267      99%    2020
    Torre de las Cumbres      (1) 155    1979       6,582      99%    2020
    De Diego                  (1) 198    1980       7,510      99%    2020
    Santa Juana               (1) 198    1980       7,476     100%    2020
    Jardines de Caparra       (1) 198    1980       7,368     100%    2000
    Colinas de San Juan       (1) 300    1981      12,044      99%    2001
    Bayamon Gardens           (1) 280    1981      13,593      99%    2011
    Vistas del Turabo         (1)  96    1983       3,358     100%    2021
    Valle del Sol             (1) 312    1983      15,279      99%    2003

  St. Charles, MD
    Bannister               (1,2) 208    1976       5,040      96%    1998
    Crossland                 (6)  96    1978       3,262      91%     N/A
    Huntington                (1) 204    1980      10,283      93%    2000
    Coachman's Landing        (6) 104    1989       6,980      94%     N/A
    Brookside Gardens         (7)  56    1994       2,687      82%     N/A
    Lakeside Apartments       (7)  54    1996       4,169      96%     N/A

  Essex, Richmond, VA         (1) 496    1982      19,215      97%    2001
  Chastleton, Washington, DC  (5) 300    1986      27,153      96%     N/A
                                -----            --------
                                4,563             198,105

Apartment Projects Owned by
Partnerships whose Operations,
Assets and Liabilities are
Consolidated with those of
IGC (St. Charles, MD):
  Lancaster (Hunters Run)     (3) 104    1985       4,945      93%     N/A
  Fox Chase                   (8) 176    1987       7,886      91%     N/A
  New Forest                  (8) 256    1988      13,752      88%     N/A
  Palmer                      (4) 152    1980       5,676      92%    1999,
                                                                      2000
  Wakefield Third Age
    (Brookmont)             (1,2) 104    1979       3,113     100%    1998
  Wakefield Terrace         (1,2) 204    1979       6,326      89%    1998
  Headen                      (1) 136    1980       5,965      99%    2000
                                -----            --------
                                5,695            $245,768
                                =====            ========

      (1)  Receives subsidies under Section 8 of the National Housing Act.
      (2) Receives interest subsidies under Section 236 of the National Housing Act.
      (3) Not subsidized, but 51% of the units are subject to income guidelines set by the Maryland Community Development Administration ("MCDA").
      (4) 56 units are subsidized and 96 units are not subsidized, but 51% of the non-subsidized units are subject to income guidelines MCDA.
      (5) Not subsidized, but 60 units are set aside for low to moderate income tenants under provisions set by the District of Columbia Housing Finance Agency ("DCHFA").
      (6)  Not subsidized.
      (7) Not subsidized, but all units are set aside for low to moderate income tenants under provisions set by the Low Income Housing Tax Credit ("LIHTC") program.
      (8) Not subsidized, but 20% of the units are subject to income guidelines set by Sections 4a and 103b of the Internal Revenue Code of 1954.
      (9)  Project is undergoing conversion to condominiums.

ITEM 3.  LEGAL PROCEEDINGS

      In 1994, the Company filed two claims against Charles County, Maryland and its County Commissioners in the Maryland Tax Court, a state administrative agency, seeking compensation for school sites that it previously had deeded to the County. The actions seek to enforce an agreement settling litigation between the parties that was entered into in 1989 as well as rights under Charles County law. Under the terms of the settlement agreement, the County agreed to credit the Company for school sites contributed and to repay to the Company any excess school impact fees paid. The Company seeks $5,500,000, equal to the fair market value of the school sites. The Tax Court remanded our claims to the County for a full hearing.

      In a separate proceeding, the Company filed suit in 1990 against Charles County and its County Commissioners in the Circuit Court for Charles County to enforce another provision of the 1989 settlement agreement. The Company claims that the County has failed to conduct an appropriate water and sewer connection fee study as the basis on which to set such fees for the St. Charles communities. This matter has been the subject of extensive previous litigation and in 1992 the Circuit Court for Charles County rendered a judgment in favor of the Company requiring the County to conduct an appropriate study. That decision was affirmed in 1995 by the Court of Special Appeals of Maryland. The litigation filed by IGC in 1997 seeks to enforce the prior court orders that require the County to conduct the appropriate water and sewer connection fee study, to reduce the connection fees paid prospectively in the St. Charles communities, and to obtain repayment of excess fees paid in the past. The matter has not yet been decided by the Circuit Court for Charles County.

      In 1994, the U.S. Attorney for the District of Maryland ("U.S. Attorney") commenced a federal grand jury investigation regarding actions by IGC in developing certain parcels in St. Charles, Maryland (the "Wetlands Litigation"). The parcels were identified by the U.S. Army Corps of Engineers (the "Corps") as wetlands within its regulatory jurisdiction. In October 1995, the grand jury issued an indictment charging IGC, SCA and IGC's Chairman, James J. Wilson, with four felony and four misdemeanor counts of violations of Section 404 (wetlands) of the U.S. Clean Water Act. The charges related to discharge of fill materials into wetlands within the Corps' regulatory jurisdiction without a permit. The violations were charged to have occurred on four parcels totaling approximately 50 acres out of the approximately 4,400 acres IGC had developed in St. Charles. At the same time, the U.S. Attorney filed a civil action charging nine separate civil violations of the U.S. Clean Water Act.

      On February 29, 1996, IGC, SCA and Mr. Wilson were convicted in the U.S. District Court for the District of Maryland (the "District Court") on the four felony counts. On June 17, 1996, Mr. Wilson was sentenced to 21 months imprisonment, one year of supervised release and a $1,000,000 fine. IGC and SCA were fined $2,000,000 and $1,000,000, respectively, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan, which IGC's engineers estimate would cost $2,000,000 to $3,000,000. IGC paid the aggregate $3,000,000 in fines on behalf of itself and SCA and has completed $325,000 of restoration work. As a result of the conviction, certain land in St. Charles was encumbered by an obligation to impose a conservation easement.

      On December 23, 1997 a three judge panel of the U.S. Court of Appeals for the Fourth Circuit (the "Appeals Court") reversed the convictions of IGC, SCA and Mr. Wilson and remanded the matter to the District Court for a new trial. The U.S. Attorney filed a petition for rehearing with the three judge panel which was denied. IGC received a full refund of the $3,000,000 in fines and was relieved of the obligation to impose conservation easements.

      In reversing the convictions, the Appeals Court voided regulations that defined "waters of the United States" to include intrastate wetlands that could affect interstate commerce. If the U.S. Attorney decides to retry the case, it is expected that the U.S. Attorney will argue that the subject properties are "waters of the United States" because they are "adjacent" to "navigable waters" within the meaning of the Clean Water Act. The courts have construed "adjacent" to mean "reasonably proximate" or "closely related." The subject portions of IGC's properties are over nine miles from the nearest "navigable waters."

      The ultimate outcome of this litigation remains uncertain. The U.S. Attorney may seek to retry the criminal case or recommence the civil case that was previously dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      IGC did not submit to its partners or Unitholders any matters for a vote during the fourth quarter of the year ended December 31, 1997.

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

                            Cash Distributions    Price Range of IGC Units
                            ------------------    ------------------------

                            Total     Per Unit       High           Low
                            -----     --------    -----------    ---------

     1997 Quarter:
          Fourth            $ --       $ --          $5-3/8       $3-1/4
          Third               --         --           4            2-7/8
          Second              --         --           3-13/16      2-15/16
          First               --         --           3-7/8        2-7/8

     1996 Quarter:
          Fourth            $ --       $ --          $3-1/2       $2-5/16
          Third              514        .05           3            2-3/8
          Second             615        .06           3-7/8        2-3/4
          First               --         --           4            3


     As of the close of business on March 13, 1998, there were 276 Unitholders of record. As of March 13, 1998, the closing price reported by the American Stock Exchange was $4.187 per unit.

     IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC Unitholders as of the date of IGC's initial public offering. During the years ended December 31, 1997 and 1996, IGC had taxable income (losses) of $330,000 and ($640,000), respectively, or $.04 and $(.05), respectively, per unit.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth combined financial data and operating data for IGC. The following selected income statement and balance sheet data have been extracted from the audited financial statements of IGC for each of the years in the five-year period ended December 31, 1997. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related footnotes.

SELECTED FINANCIAL AND OPERATING DATA
                                          Years Ended December 31,
                            -----------------------------------------------
                               1997     1996     1995    1994      1993
                               ----     ----     ----    ----      ----
                                 (In thousands, except per unit amounts)
Income Statement Data
  Revenues
    Land sales (a)            $13,357 $14,717   $14,824 $22,296 $13,809
    Home sales                  7,805   9,715    10,826  20,265  21,884
    Investment in gaming
      properties                   --       4       (78)  7,288   2,358
    Equity in earnings from
      partnerships and
      development fees          1,494  16,530     2,647   4,941   3,279
    Apartment rental revenues   8,737   7,577     4,642   4,538   2,113
    Management and other fees   3,775   4,816     3,894   3,507   4,493
    Interest and other income   1,044   1,015       945     687   1,395
                              ------- -------   ------- ------- -------
      Total revenues           36,212  54,374    37,700  63,522  49,331

  Provision for wetlands
    litigation expenses         1,772     973     4,107     498      --
  Other expenses               37,419  39,922    35,108  52,872  42,973
  Income taxes                    606   3,634     1,452   3,511    (835)(2)
  Net (loss) income            (3,585)  9,845(1) (2,967)  6,641   7,193 (2)
  Basic net (loss) income
    per unit                     (.35)    .95(1)   (.29)    .65     .71 (2)
  Cash distributions per unit      --     .11        --     .10      --

(a) Includes sales to
    affiliates                  3,000   9,086     3,233      --      --

                                          Years Ended December 31,
                            -----------------------------------------------
                               1997     1996     1995    1994      1993
                               ----     ----     ----    ----      ----
Balance Sheet Data                             (In thousands)
  Assets related to
    community development     $82,509 $83,085   $79,558 $70,061 $78,876
  Assets related to
    rental properties          47,291  52,698    36,722  35,608  42,707
  Assets related to home
    building projects           2,573   2,491     3,819   4,998   7,566
  Total assets                145,038 148,568   132,093 123,513 140,314

  Debt related to community
    development
      Recourse                 35,176  34,077    47,841  36,661  50,137
      Non-recourse              2,295   2,153     2,034   4,268   2,762
  Debt related to rental
    properties
      Recourse                    969   1,139     1,322   1,559   1,857
      Non-recourse             39,101  39,508    22,650  22,771  22,457
  Debt related to homebuilding
      Recourse                    159     502       981   2,398   3,320
  Total liabilities           101,750 101,974    94,184  82,808 108,069

  Partners' equity             43,288  46,594    37,909  40,705  32,245

      (1) Includes a $932,000 or $.09 per Unit reduction for the extraordinary item-early extinguishment of debt. See Note 3 of the Company's consolidated financial statements included in
           Item 8.
      (2) Includes a $1,500,000 or $.15 per Unit benefit for the cumulative effect of a change in accounting principle to reflect the adoption of SFAS No. 109 "Accounting for Income Taxes".


                                              Years Ended December 31,
                                        -----------------------------------
                                         1997    1996    1995   1994  1993
                                         ----    ----    ----   ----  ----
Operating Data

Community Development
  Residential lots sold                   250     523     134    228   295
  Residential lots used by
    Company's homebuilding operations       5      27      25     44    91
  Residential lots used in joint
    venture operations                     21      --      --     --    --
  Residential lots transferred to
    Company's rental property operations -- -- 54 -- 56 Commercial and business park
  acres sold                               17       5      20     76    12
Undeveloped acres sold                    381      --       2     20    27

Homebuilding, all locations
  Contracts for sale, net of
    cancellations                          73      67     133    134   232
  Number of homes sold                    112     156     190    200   216
  Backlog at end of period                 58      68      92     86   152

Rental apartment units
  managed at end of period              8,139   8,139   8,085  8,085 8,029
Units under construction                   --      --      54     --    56


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Years Ended December 31, 1997 and 1996.

Community Development Operations.

     Community development land sales revenue decreased 10% to $13,357,000 during the twelve months ended December 31, 1997, compared to sales of $14,717,000 during the twelve months ended December 31, 1996. The decrease was attributable to a decrease in residential lot sales in Puerto Rico. These lots are sold to homebuilders in bulk, and in 1997 there were fewer sales transactions. In addition, the U.S. residential lot sales volume has continued to be unfavorably impacted by the competitive market conditions and the delay in development of the next village, Fairway. Even though the sales were down, the gross profit margin during 1997 increased to 34%, as compared to 28% in the same period of 1996. This increase was due primarily to the sales mix. During 1997, 23% of the sales revenue was generated by an undeveloped bulk parcel, which had a low acquisition price. There were no similar sales during 1996.

Homebuilding Operations.

     Revenues from home sales decreased 20% to $7,805,000 during the twelve months ended December 31, 1997, as compared to $9,715,000 during the twelve months ended December 31, 1996. The number of homes sold decreased 31%, to 74 from 107 in the twelve months ended December 31, 1996. These reductions were primarily due to the phase out of the tract homebuilding operations. The gross profit margins were 4% in both 1997 and 1996.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 25% to $5,140,000 in the twelve months ended December 31, 1997, as compared to $3,883,000 during the same period in 1996. As of April 1, 1996 four additional partnerships were consolidated when they became majority owned through an acquisition of additional limited partnership interests.

Equity in Earnings from Partnerships and Developer Fees.

     During March 1996, IGC completed the sale of four Puerto Rico apartment projects. The properties, totaling 918 rental units, were sold under the 1990 Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Equity in earnings decreased $15,036,000, to $1,494,000 during the twelve months ended December 31, 1997, as compared to $16,530,000 during the twelve months ended December 31, 1996. This decrease was primarily due to the $14,637,000 earned on the sales of the four properties during 1996, with no similar transaction in 1997.

Management and Other Fees.

     Management and other fees decreased 22% to $3,774,000 in 1997, as compared to $4,816,000 in 1996. This decrease was due primarily to $1,362,000 of special management fees earned in 1996 from the LIHPRHA sales and the elimination of the management fees from four partnerships consolidated during the entire twelve months ended December 31, 1997, offset in part by fees of $724,000 earned from the refinancing of two apartment complexes in 1997.

Interest Expense.

     Interest expense decreased $656,000 to $3,609,000 during 1997, as compared to $4,265,000 in 1996. The decrease was primarily attributable to $500,000 in late fees incurred in 1996 and a decrease in the average debt outstanding during the 1997 period, offset in part by interest attributable to the additional four properties consolidated April 1, 1996, as discussed above.

General and Administrative Expense.

     General and administrative expenses decreased 6% to $7,034,000 during the twelve months ended December 31, 1997, as compared to $7,338,000 during the same period of 1996. This decrease was a result of management's continued focus on cost efficiency and the reduction of expenses. Specifically management experienced reductions in legal fees of $133,000, and salaries and benefits of $853,000, for the year ended December 31, 1997. These reductions in spending were offset by discounts on notes receivable of $801,000. The notes receivable are due from an affiliate of a former director, and did not bear interest until certain infrastructure improvements were completed. Delays in those improvements caused a delay in the commencement of interest charges, necessitating the additional discounts.

Provision for Wetlands Litigation Expense.

     Expenses related to the environmental legal proceedings discussed in
Item 3 increased to $1,772,000 in 1997 from $973,000 in 1996. The Company established a reserve of $1,500,000 in 1997 to cover additional costs that could be incurred in the event of a retrial.

Write-off of Goodwill.

     In conjunction with the Company's reorganization plan, management wrote off $1,843,000 of goodwill in 1997 related to the purchase of a homebuilding company that builds homes on the purchasers' lots.

Spin-off Costs.

     Costs of $1,164,000 related to the restructuring of the Company were recognized as an expense in 1997.

For the Years Ended December 31, 1996 and 1995.

Community Development Operations.

     Community development land sales remained stable in 1996 and 1995, at approximately $14,800,000, in each year. The U.S. residential lot sales volume was unfavorably impacted by competitive market conditions, however, the effect of this decline was offset by increased 1996 residential lot sales in Puerto Rico.

     The gross profit margins for 1996 and 1995 were 28% and 49%, respectively. The decline in gross profit margin was due primarily to the change in the mix of sales. Commercial land sales produce the highest gross margins since their sales prices are higher and they require less development than the business park and residential land. Commercial sales as a percentage of land sales revenue were 44% and 66% in 1996 and 1995, respectively.

Homebuilding Operations.

     Revenues from home sales declined as the Company phased out its tract homebuilding operations and competition increased. Homebuilding sales decreased 10% to $9,715,000 in 1996, as compared to $10,826,000 in 1995.
The average sales price of the tract homes decreased 20% and the average sales price of the semi-custom homes increased 4% during 1996 as compared to 1995. The combined 8% drop in the number of homes sold, 94 units sold in 1996 versus 102 units sold in 1995, contributed to the decline in revenue.

     The gross profit margins for 1996 and 1995 were 4% and 9%, respectively. The decrease was primarily attributable to the decrease in the average sales price discussed above, and higher construction costs.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 24% to $3,883,000 as compared to $2,947,000 in 1995. The increase in 1996 was due to the consolidation of four additional partnerships for the period April 1, 1996 through December 31, 1996. These four partnerships became majority-owned in April 1996 through acquisitions of additional limited partnership interests.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased $13,883,000, to $16,530,000 in 1996 as compared to $2,647,000 in the same period of 1995. This increase was attributable to gains from the four LIHPRHA sales in March 1996.

Management and Other Fees.

     Management and other fees increased $922,000, to $4,816,000 in 1996 as compared to $3,894,000 in 1995. This increase was due primarily to $1,362,000 of special management fees earned in 1996 from the LIHPRHA sales, offset by the elimination during 1996 of $153,000 of management fees earned from the four partnerships consolidated as of April 1, 1996, a negotiated reduction of $100,000 per year effective June 1, 1996 on one of the management contracts, and an additional $197,000 of deferred management fees recognized in 1995.

Interest Expense.

     Interest expense decreased 6% to $4,265,000 in 1996, as compared to $4,522,000 in 1995. The decrease was due to a reduction in non-rental property loan balances offset in part by the addition of four fully consolidated partnerships effective April 1, 1996.

General and Administrative Expense.

     General and administrative expenses decreased 6% to $7,338,000 in 1996, as compared to $7,773,000 in 1995, due primarily to management's continued focus on cost efficiency and the reduction of these expenses.

Provision for Wetlands Litigation Expenses.

     Expenses related to the environmental legal proceedings discussed in
Item 3 decreased to $973,000 in 1996 from $4,107,000 in 1995. The Company established a reserve of $2,500,000 in 1995 to cover the anticipated future costs of the legal proceedings. The reserve was depleted in 1996, with additional costs of $973,000 incurred during 1996.

Liquidity and Capital Resources

     Cash and cash equivalents were $2,273,000 and $2,212,000 at December 31, 1997 and December 31, 1996, respectively. This increase was attributable to $9,716,000 and $585,000 provided by operating and financing activities, respectively, offset by $10,240,000 used in investing activities. The cash inflow from operating activities was primarily attributable to distributions from unconsolidated partnerships and land sales. The cash provided by financing activities was attributable to the closing of a $20,000,000 financing with Banc One. Loan proceeds were used to retire debt, payment of various obligations and working capital. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales and pre-construction costs associated with future waste technology plants.

     IGC has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     Over the past several years, IGC's cash flows have been constrained because of the terms of its existing debt agreements and the reluctance of lenders to provide financing in the U.S. as a result of the Wetlands Litigation (see Item 3. Legal Proceedings). As a result, substantially all of the cash generated has been used to pay debt service requirements with existing lenders. This resulted in limited opportunities for new construction and development in the U.S.. The recently closed Banc One financing provided funding to commence construction in Fairway Village, the third village in St. Charles, and will allow IGC to retain a greater portion of its U.S. land sales proceeds. IGC currently has other development projects in various stages of completion. Substantially all of the projects under construction have sufficient development loans in place to complete the construction.

     IGC's principal demands for liquidity are expected to be the continued funding of its current debt service and operating costs, including potential ongoing legal costs for the Wetlands Litigation as well as capital for its waste technology investments. After the Restructuring, management expects to obtain additional funding which can be used by ACPT to fund new community development projects. Such sources of funding may include, but are not limited to, excess operating cash flows, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. IGC's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $12,500,000 of loans that are due in 1998 are expected to satisfy the Company's capital needs in 1998. However, there are no assurances that these funds will be generated.

Debt Summary

     As of December 31, 1997, substantially all of IGC's assets, with a book value, $146,000,000 were encumbered by $36,000,000 of recourse debt and $41,000,000 of non-recourse debt; $39,000,000 of the non-recourse debt is attributable to the mortgages of consolidated rental property partnerships. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):

                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Descriptions                 Borrowings    Rate      Date     12/31/97
 ------------                 ----------  --------  --------  -----------

Banc One-term loan (a)           $11,000  P+2.5%     7/31/04      $10,728
Banc One-development loan (a)      4,000  P+2.5%     7/31/04        1,020
Banc One-remediation loan (a)      5,000  P+2.5%     7/31/04        3,306
First Bank-term loan (b)           9,685  P+1.5%     8/31/98        8,399
First Bank-construction loan (b)   5,500  P+1.5%     6/30/98        3,348
Banco Popular (c)                  4,000  P+1.5%     12/5/98        3,000
RG-Premier Bank (d)                1,560  P+1.5%     4/30/99        1,560
Citibank (e)                         969  (e)         demand          969
Banco Santander (f)                  707  P+1%       4/15/98          707
Washington Savings Bank (g)        1,317  9.5%       9/30/99          757
Miscellaneous land and
  development loans                2,165  Various    Various        2,165
Other miscellaneous                  346  Various    Various          346
                                 -------                          -------
                                 $46,249                          $36,305
                                 =======                          =======

      (a) The three notes are cross-collateralized by substantially all of the U.S. land and the U.S. and Puerto Rico future cash entitlements pursuant to its ownership interest in the housing partnerships. Interest is paid monthly. The loan agreement calls for a minimum of $2,000,000 principal curtailments in 1998, and $3,000,000 in each of the following six years. In addition, IGC is to establish a $1,000,000 development reserve during 1998. It is IGC's intention to meet the required payments from land sales and proceeds from the refinancing of a rental property. On each anniversary date, IGC is to pay an additional fee, 1% in 1998 and 1999, increasing 1/2% in the following four years, and grant an option to the lender to purchase an additional 75,000 shares at a strike price to be determined after the restructure. The loan agreement covenants include restrictions on additional indebtedness of IGC and St. Charles Community LLC. The loan agreement contains a cross default provision for any amounts in excess of $1,000,000 past due for 45 days after demand notification.

      (b) The two notes are cross collateralized by the Puerto Rico land assets. The interest is paid monthly from an interest reserve. Principal payments are funded through the partial release prices of the collateral. IGC expects to extend the maturity date of these loans. The loan agreement covenants include restrictions on distributions by LDA and additional indebtedness of LDA and cross default provisions for other loan payment defaults.

      (c) The note was assumed in March 1998 by IBC in connection with the sale of property to IBC.

      (d) The note requires monthly principal payments of $27,000 and is secured by three mortgage notes receivable totalling
           $2,717,600. Interest is paid monthly by advances under the loan agreement.

      (e) The note requires monthly payments of interest calculated at 250 basis points over the cost of funds, 8.406% at December 31, 1997. The note was secured by a letter of credit that expired in January 1998. Management is currently renegotiating the terms of this loan.

      (f) The loan is collateralized by a pledge of two mortgage notes receivable totalling $2,760,000. Monthly principal payments of $27,000 are required. Additional principal is paid from the sale of residential parcels in Phase II of Parque Escorial.

      (g) The note requires monthly payments of interest and is collateralized by the land under development for 115 townhome lots in St. Charles, Maryland. The loan is to be repaid from the sale of townhome lots that are currently under an option contract.

Year 2000

     IGC has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications and other systems using computer chips currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the systems to process critical financial and operations information incorrectly.

     IGC's reporting systems are Year 2000 compliant with the exception of one module. The Company has engaged a programmer at a nominal cost to bring this module into compliance. Management is continuing to review the remaining operating systems and computer systems that affect the properties the Company manages.

Forward-Looking Statements

     Certain matters discussed and statements made within this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Interstate General Company L.P.:

     We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries ("the Company") as of December 31, 1997 and 1996, and the related consolidated statements of (loss) income, changes in partners' capital and cash flows for each of the three years ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included on pages 65 through 75 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.










Arthur Andersen LLP
Washington, D.C.
March 25, 1998

                      INTERSTATE GENERAL COMPANY L.P.
                 CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                  (In thousands, except per Unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1997         1996        1995
                                         --------     --------    --------

REVENUES
  Community development-land sales
    Non-affiliates                        $10,357      $ 5,631     $11,591
    Affiliates                              3,000        9,086       3,233
  Homebuilding-home sales                   7,805        9,715      10,826
  Rental property revenues                  8,737        7,577       4,642
  Equity in earnings from partnerships
    and developer fees                      1,494       16,530       2,647
  Equity in earnings (losses) from
    gaming properties                          --            4         (78)
  Management and other fees, substantially
    all from related entities               3,775        4,816       3,894
  Interest and other income                 1,044        1,015         945
                                         --------     --------    --------
      Total revenues                       36,212       54,374      37,700
                                         --------     --------    --------
EXPENSES
  Cost of land sales                        8,881       10,610       7,611
  Cost of home sales                        7,486        9,347       9,829
  Selling and marketing                     1,232        1,320       1,465
  General and administrative                7,034        7,338       7,773
  Interest expense                          3,609        4,265       4,522
  Rental properties operating expense       3,597        3,245       1,695
  Depreciation and amortization             2,128        1,997       1,196
  Wetlands litigation expenses              1,772          973       4,107
  Write-off of deferred project costs           6          562         506
  Write-off of goodwill                     1,843           --          --
  Spin-off costs                            1,164           --          --
                                         --------     --------    --------
      Total expenses                       38,752       39,657      38,704
                                         --------     --------    --------
(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES                         (2,540)      14,717      (1,004)
PROVISION FOR INCOME TAXES                    606        3,634       1,452
                                         --------     --------    --------
(LOSS) INCOME BEFORE MINORITY INTEREST     (3,146)      11,083      (2,456)
MINORITY INTEREST                            (439)        (306)       (511)
                                         --------     --------    --------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM    (3,585)      10,777      (2,967)
EXTRAORDINARY ITEM-EARLY
  EXTINGUISHMENT OF DEBT                       --          932          --
                                         --------     --------    --------
NET (LOSS) INCOME                        $ (3,585)    $  9,845    $ (2,967)
                                         ========     ========    ========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
           CONSOLIDATED STATEMENTS OF (LOSS) INCOME (continued)
                  (In thousands, except per Unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1997         1996        1995
                                         --------     --------    --------

BASIC NET (LOSS) INCOME PER UNIT
  (Loss) income before extraordinary
    item                                 $   (.35)    $   1.04    $   (.29)
  Extraordinary item                           --         (.09)         --
                                         --------     --------    --------
  Net (loss) income                      $   (.35)    $    .95    $   (.29)
                                         ========     ========    ========

NET (LOSS) INCOME
  General Partners                       $    (36)    $     98    $    (30)
  Limited Partners                         (3,549)       9,747      (2,937)
                                         --------     --------    --------
                                         $ (3,585)    $  9,845    $ (2,967)
                                         ========     ========    ========

WEIGHTED AVERAGE UNITS OUTSTANDING         10,289       10,257      10,255
                                         ========     ========    ========





























                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S

                                                            DECEMBER 31,
                                                         ------------------
                                                           1997      1996
                                                         --------  --------
CASH AND CASH EQUIVALENTS
  Unrestricted                                           $  2,273  $  2,212
  Restricted                                                  508       988
                                                         --------  --------
                                                            2,781     3,200
                                                         --------  --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                            32,918    34,034
    St. Charles, Maryland                                  28,417    26,980
    Other United States locations                          14,698    16,256
  Notes receivable on lot sales and other                   6,476     5,815
                                                         --------  --------
                                                           82,509    83,085
                                                         --------  --------
ASSETS RELATED TO RENTAL PROPERTIES
  Operating properties, net of accumulated
    depreciation of $21,392 and $20,658, as of
    December 31, 1997 and 1996, respectively               37,829    39,219
  Investment in unconsolidated rental property
    partnerships, net of deferred income of $2,193 and
    $2,643 as of December 31, 1997 and 1996, respectively   8,657    11,723
  Other receivables, net of reserves of $223 and $121
    as of December 31, 1997 and 1996, respectively            805     1,756
                                                         --------  --------
                                                           47,291    52,698
                                                         --------  --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                        1,914     2,016
  Investment in joint venture                                 591       275
  Receivables and other                                        68       200
                                                         --------  --------
                                                            2,573     2,491
                                                         --------  --------
OTHER ASSETS
  Goodwill, less accumulated amortization of $1,039
    as of December 31, 1996                                    --     1,995
  Deferred costs regarding waste technology
    and other projects, receivables and other               8,797     3,870
  Property, plant and equipment, less accumulated
    depreciation of $2,460 and $2,425 as of
    December 31, 1997 and 1996, respectively                1,087     1,229
                                                         --------  --------
                                                            9,884     7,094
                                                         --------  --------
    Total assets                                         $145,038  $148,568
                                                         ========  ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                                       DECEMBER 31,
                                                ---------------------------
                                                    1997           1996
                                                ------------   ------------

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $ 35,176       $ 34,077
  Non-recourse debt                                  2,295          2,153
  Accounts payable, accrued liabilities
    and deferred income                              5,245          4,829
                                                  --------       --------
                                                    42,716         41,059
                                                  --------       --------
LIABILITIES RELATED TO RENTAL PROPERTIES
  Recourse debt                                        969          1,139
  Non-recourse debt                                 39,101         39,508
  Accounts payable and accrued liabilities           3,331          3,256
                                                  --------       --------
                                                    43,401         43,903
                                                  --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        159            502
  Accounts payable and accrued liabilities           2,501          2,544
                                                  --------       --------
                                                     2,660          3,046
                                                  --------       --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           6,330          4,024
  Notes payable and capital leases                     615            630
  Accrued income tax liability - current             1,541          3,979
  Accrued income tax liability - deferred            4,487          5,333
                                                  --------       --------
                                                    12,973         13,966
                                                  --------       --------
    Total liabilities                              101,750        101,974
                                                  --------       --------
PARTNERS' CAPITAL
  General partners' capital                          4,345          4,378
  Limited partners' capital-10,332 and 10,257
    Units issued and outstanding as
    of December 31, 1997 and 1996, respectively     38,943         42,216
                                                  --------       --------
    Total partners' capital                         43,288         46,594
                                                  --------       --------
    Total liabilities and partners' capital       $145,038       $148,568
                                                  ========       ========


                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                              (In thousands)






                                        General      Limited
                                        Partners'    Partners'
                                        Capital      Capital       Total
                                        --------     --------      -----


BALANCES, December 31, 1994             $ 4,322       $36,383     $40,705

  Net loss for the year                     (30)       (2,937)     (2,967)

  Employee and director Unit
    options exercised                        --           171         171
                                        -------       -------     -------
BALANCES, December 31, 1995               4,292        33,617      37,909

  Net income for the year                    98         9,747       9,845

  Exchange of assets between the
    Company and general partner              (1)          (19)        (20)

  Cash distributions to partners            (11)       (1,129)     (1,140)
                                        -------       -------     -------

BALANCES, December 31, 1996             $ 4,378       $42,216     $46,594

  Net loss for the year                     (36)       (3,549)     (3,585)

  Issuance of warrants                        3           276         279
                                        -------       -------     -------
BALANCES, December 31, 1997             $ 4,345       $38,943     $43,288
                                        =======       =======     =======














                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In thousands)


                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                  1997     1996     1995
                                                --------  -------  -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                             $(3,585)  $ 9,845  $(2,967)
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Extraordinary item                             --       932       --
      Depreciation and amortization               2,128     1,997    1,196
      (Benefit) provision for deferred
        income taxes                               (847)      629      729
      Equity in earnings from gaming properties      --        (4)      78
      Equity in earnings from unconsolidated
        partnerships and developer fees          (1,402)  (16,605)  (2,647)
      Distributions from unconsolidated
        partnerships                              5,155    15,666    1,216
      Cost of sales-community development
        and homebuilding                         16,367    19,957   17,440
      Homebuilding construction expenditures     (7,384)   (8,109)  (8,699)
      Equity in loss from homebuilding joint
        venture                                     (92)       75       --
      Write-off of deferred project cost              6       562      506
      Write-off of goodwill                       1,843        --       --
      Payment of fines                           (3,212)       --       --
      Changes in notes and accounts receivable,
        due from affiliates changed $27,
        $(2,535) and $(3,529)                       423    (2,767)  (2,624)
      Changes in accounts payable, accrued
        liabilities and deferred income             316     4,037    2,050
                                                -------   -------  -------
  Net cash provided by operating activities       9,716    26,215    6,278
                                                -------   -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for
    future sales                                 (7,644)  (11,444) (14,004)
  Change in assets related to unconsolidated
    rental property partnerships                   (687)     (312)     762
  Change in restricted cash                         480     1,137    3,588
  (Additions to) disposals of rental operating
    properties, net                                (308)   (1,275)     177
  Acquisitions of other assets, net              (1,857)     (503)  (1,402)
  Contributions to homebuilding joint venture      (224)     (100)    (250)
  Acquisition of rental property partnership
    interest                                         --        --     (170)
                                                -------   -------  -------
  Net cash used in investing activities         (10,240)  (12,497) (11,299)
                                                -------   -------  -------

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                              (In thousands)


                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                  1997     1996     1995
                                                --------  -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing              21,206    34,441   34,708
  Payment of debt                               (20,900)  (48,283) (27,502)
  Distributions to Unitholders                       --    (1,140)      --
  Issuance of warrants                              279        --       --
  Exercise of employee options                       --        --      171
                                                -------   -------  -------
  Net cash provided by (used in) financing
    activities                                      585   (14,982)   7,377
                                                -------   -------  -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   61    (1,264)   2,356

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      2,212     3,476    1,120
                                                -------   -------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR          $ 2,273   $ 2,212  $ 3,476
                                                =======   =======  =======

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                 $ 5,878   $ 4,940  $ 5,936
  Income taxes paid                               3,828       371    2,250
  Non-cash transactions
    Land received in exchange for
      land sold                                      --        --      134
    Partnership interests received in
      satisfaction of accounts and notes
      receivable from general partner                --        69       --
    Accounts and notes receivable, net
      of reserves, satisfied via transfer
      of partnership interests from
      general partner                                --        69       --
    Assets transferred to general partner            --        49       --












                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

     Consolidation and Presentation

     The accompanying consolidated financial statements include the accounts of Interstate General Company L.P. and its majority owned partnerships and subsidiaries, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "IGC". As of December 31, 1997, the consolidated group includes Interstate General Company L.P., Interstate General Properties Limited Partnership S.E., St. Charles Associates Limited Partnership, Land Development Associates S.E., American Family Homes, Inc., St. Charles Community LLC, St. Charles Operating LLC, Interstate Waste Technologies Inc., Caribe Waste Technologies, Inc., Lancaster Apartments Limited Partnership, New Forest Apartments General Partnership, Fox Chase Apartments General Partnership, Palmer Apartments Associates Limited Partnership, Headen House Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership, Wakefield Third Age Associates Limited Partnership and various inactive entities. The Company's investments in its non-majority owned partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support.

     Sales and Profit Recognition and Cost Capitalization

     Sales revenues and profits from community development and homebuilding are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and IGC has no significant continuing involvement.

     The costs of acquiring and developing land and homebuilding construction are allocated to these assets and charged to cost of sales as the related inventories are sold. IGC's interest costs related to homebuilding and land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land, finished building lots and homebuilding construction during the development and construction period is capitalized. Remaining interest costs are expensed. IGC carries rental properties, land, development and homebuilding costs at the lower of cost or net realizable value.

     Quarterly, IGC evaluates the carrying value of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where management is holding for sale particular properties, the Company assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

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

     Depreciation and Amortization

     Buildings are depreciated over 35 to 40 years using the straight-line method. Furniture, fixtures and equipment are depreciated over five to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method of depreciation.

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

     Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" during 1996. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and therefore the adoption of this statement did not have any effect on the financial results of the Company (see Note 7).

     Compensation expense related to Unit options issued to directors and employees is recognized at the time the options are granted, in an amount equal to the excess of the currently calculated trading value of the Units over the option exercise price. Compensation expense related to Unit Appreciation Rights is recognized quarterly, on a cumulative basis since the issuance of the Rights, based on changes in Unit prices as compared to the "strike" price of the Rights.

     Earnings Per Unit

     In the fourth quarter of 1997, IGC adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." This statement requires the computation and reporting of both "basic" and "diluted" earnings per unit.

     "Basic earnings per unit" is computed as net income multiplied by the limited partner ownership interest, 99%, divided by the weighted average units outstanding.

     The following table provides a reconciliation between weighted average units outstanding-basic and weighted average units outstanding-diluted.

                                                     Year Ended
                                                     December 31,
                                                ---------------------
                                                 1997   1996     1995
                                                 ----   ----     ----

   Weighted average units outstanding-basic     10,289  10,257  10,255
   Effect of dilutive equivalent units             N/A      17     N/A
                                                ------  ------  ------
   Weighted average units outstanding-diluted   10,289  10,274  10,255
                                                ======  ======  ======

     The effect of dilutive equivalent units is not applicable in 1997 and 1995 because the Company showed a net loss for those years. Potentially dilutive options and warrants are described in Note 7.

     Impact of Recently Issued Accounting Standards

     During 1997, IGC adopted the provisions of SFAS No. 129 "Disclosure of Information about Capital Structure." The adoption of SFAS No. 129 did not have a material effect on IGC's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. IGC plans to adopt SFAS No. 130 in 1998 and the impact is not expected to be significant.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. IGC plans to adopt SFAS No. 131 in 1998.

     Reclassifications

     Certain amounts presented for 1996 in the Consolidated Balance Sheet and for 1996 and 1995 in the Consolidated Statements of Income and Cash Flows have been reclassified to conform with the 1997 presentation.

(2)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method (in thousands).

SUMMARY OF FINANCIAL POSITION:              AS OF DECEMBER 31,
                                            ------------------
                                             1997        1996
                                             ----        ----

Total assets                              $ 138,782   $ 141,107
Total non-recourse debt                     144,595     136,468
Total other liabilities                      24,917      23,678
Total equity                                (30,730)    (19,039)
Company's investment                          8,657      11,723


SUMMARY OF OPERATIONS:                            FOR THE YEAR ENDED
                                             ---------------------------
                                             1997        1996       1995
                                             ----        ----       ----

Total revenue                             $  32,063    $ 34,912   $ 40,836
Net (loss) income                            (1,120)         60        946
Company's recognition of equity
  in earnings and developer fees              1,402       1,968      2,647

SUMMARY OF OPERATING CASH FLOWS:                  FOR THE YEAR ENDED
                                             ---------------------------
                                             1997        1996       1995
                                             ----        ----       ----

Cash flows from operating activities       $  3,746    $  7,494   $  8,939
Company's share of cash flows from
  operating activities                        1,099       2,915      3,771
Operating cash distributions                 10,648       1,620      2,607
Company's share of operating cash
  distributions                               5,155         501      1,216


SUMMARY OF 1996 SALES TRANSACTION:
Gain on sale                                      $ 39,934
Company's equity and earnings recognition           14,637
Total distribution of sales proceeds                36,235
Company's share of sales proceeds distribution      15,165


     The unconsolidated rental properties partnerships as of December 31, 1997 include 19 partnerships owning 4,563 rental units in 22 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

     Lakeside Apartments was placed in service in 1996. The remaining complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Chastleton Apartments Associates, Coachman's Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership were placed in service prior to 1995.

     During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues significantly decreased during 1997 as the units were vacated in preparation for conversion. As a result, the combined net income for 1997 was $1,239,000 less than the 1996 net income and the cash flow from operations was $2,789,000 less in 1997 than the 1996 cash flow from operations.

     On April 1, 1996, the Company acquired a controlling interest in four partnerships owning 596 rental units, Wakefield Third Age L.P., Wakefield Terrace Associates L.P., Palmer Apartments L.P. and Headen House Associates

L.P. Effective April 1, 1996, the results of operations and balance sheets of these partnerships are consolidated in the accompanying financial statements. Prior to that time, they were accounted for under the equity method of accounting and as such their operating results are included above for the applicable periods.

     In March 1996, the Company completed the sale of four Puerto Rico apartment properties. The four properties, Las Americas I, Las Americas II, Las Lomas and Monacillos, totaling 918 units were purchased by non-profit organizations with financing provided by HUD through capital grants authorized by the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). The Company retained the management contract for these properties. The results of the sales transaction are identified separate from operations in the table above. Prior to the sale, the properties were accounted for using the equity method of accounting and as such their results of operations are included above for the applicable periods.

     Homebuilding Joint Venture

     The Company holds a 50% joint venture interest in Escorial Builders S.E. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots are deferred until sold by Escorial Builders to a third party. The following tables summarize Escorial Builders' financial information (in thousands):

SUMMARY OF FINANCIAL POSITION:              AS OF DECEMBER 31,
                                            ------------------
                                             1997        1996
                                             ----        ----

Total assets                                $13,719    $ 5,586
Total liabilities                            12,536      5,047
Total equity                                  1,183        539
Company's investment                            591        275

SUMMARY OF OPERATIONS:                            FOR THE YEAR ENDED
                                             ---------------------------
                                             1997        1996       1995
                                             ----        ----       ----

Total revenue                               $ 2,491    $    --      $ --
Net income (loss)                               183       (151)       --
Company's recognition of equity
  in earnings                                    92        (75)       --

SUMMARY OF OPERATING CASH FLOWS:                  FOR THE YEAR ENDED
                                             ---------------------------
                                             1997        1996       1995
                                             ----        ----       ----

Cash flows from operating activities       $ (7,326)   $(4,361)    $  --
Company's share of cash flows from
  operating activities                       (3,663)    (2,181)       --
Operating cash distributions                     --         --        --
Company's share of operating cash
  distributions                                  --         --        --

(3)  DEBT AND EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC at December 31, 1997 and 1996 (in thousands):

                                                            Outstanding
                                    Maturity   Interest     December 31,
                                     Dates      Rates*    ----------------
                                    From/To    From/To     1997     1996
                                    --------   --------   -------  -------
Related to community development:
  Recourse debt                     Demand/    P+2.5%/    $35,176  $34,077
                                    07-31-04   10.0%
  Non-recourse debt                 08-02-09   P+1.5%       2,295    2,153

Related to investment properties:
  Recourse debt                     Demand     7.35%          969    1,139
  Non-recourse debt                 10-01-19/  6.85%/      39,101   39,508
                                    10-01-28   8.5%

Related to homebuilding projects:
  Recourse debt                     Demand     P+1%           159      502

General:
  Recourse debt                     12-31-96/  P+1.25%/       615      630
                                    08-01-02   12%        -------  -------
    Total debt                                            $78,315  $78,009
                                                          =======  =======

*P = Prime lending interest rate.

     As of December 31, 1997, the $35,176,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $15,054,000 of this amount is further secured by investments in apartment rental partnerships.

     The Company's loan with Banc One, obtained during 1997, requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.


     As of December 31, 1997, recourse investment property debt is secured by a letter of credit issued to the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,244,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

     The homebuilding debt is secured by substantially all of the homebuilding assets.

     The Company's loans contain various financial, cross-default and technical provisions of which the Company is currently in compliance. IGC's weighted average interest rate during 1997 on its variable rate debt was 10.06%.

     The stated maturities (assuming no accelerations) of the Company's indebtedness at December 31, 1997 are as follows (in thousands):

            1998                                         $21,235
            1999                                           6,264
            2000                                           3,752
            2001                                           3,601
            2002                                           3,681
            Thereafter                                    39,782
                                                         -------
                                                         $78,315
                                                         =======

     The interest costs incurred during 1997, 1996 and 1995 were accounted for as follows (in thousands):
                                            1997       1996     1995
                                           ------    -------   -------

          Expensed                         $3,685     $4,269    $4,620
          Capitalized                       2,931      3,930     3,213
                                           ------     ------    ------
                                           $6,616     $8,199    $7,833
                                           ======     ======    ======

     Extraordinary Item - Early Extinguishment of Debt

     On December 23, 1996, the Company completed the restructuring of two non-recourse mortgages that will provide an interest savings of approximately $12,000,000 over the life of the loans. The new mortgage notes payable of $18,700,000 bear an average annual interest rate over the life of the loans at approximately 6.8% compared to approximately 9.7% for the old loans. Prepayment fees of $932,000 were paid to the prior lender and charged as an extraordinary item in the accompanying financial statements. The loans are secured by the rental properties owned by two consolidated partnerships.

(4)  COMMITMENTS AND CONTINGENT LIABILITIES

     Wetlands Litigation

     On February 29, 1996, IGC, SCA and James J. Wilson were convicted on four felony counts of violations of Section 404 of the U.S. Clean Water Act relating to discharge without a permit of fill material into wetlands within the U.S. Army Corps of Engineers' regulatory jurisdiction. The nine civil violations of the U.S. Clean Water Act filed by the U.S. Attorney were dismissed without prejudice. The Company was fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan proposed by the government. Mr. Wilson was fined $1,000,000 and sentenced to 21 months imprisonment and one year of supervised release. Appeals were filed and Mr. Wilson's sentence was stayed pending appeal by the Court of Appeals. On December 23, 1997, the United States Court of Appeals for the Fourth Circuit reversed the lower court's decision and remanded the matter back to the lower court for retrial. The Court of Appeals denied the United States Attorney's Petition for Rehearing by the Court of Appeals, and IGC has received a full refund of the $3,000,000 fines paid. The U.S. Attorney may seek to retry the criminal case or recommence the civil case that was previously dismissed. The Company established a $1,500,000 reserve for future legal expenses that may arise if the case is retried.

     Guarantees

     The Company is guarantor of $8,794,000 of letters of credit and surety bonds for land development completion and homebuilding warranties. IGC is a guarantor of a $4,569,000 letter of credit securing bonds issued on behalf of Chastleton Apartments Associates. This letter of credit is collateralized by certain assets owned by IBC, IBC affiliates and the Company. The Company's assets included in the collateral consist of rights to distributions from three Puerto Rico housing partnerships and a $4,636,000 note receivable from Brandywine Investment Associates Limited Partnership.

     In addition to the letters of credit, IGC shares the general partner interests in two rental partnerships with IBC, one of which is currently experiencing negative cash flow. Under the terms of the partnership agree-ment, IBC is the primary obligor for funding operating advances. However, should IBC fail to fulfill its funding obligations, IGC is obligated as a general partner to provide financial support. This obligation involves varying degrees of financial exposure in excess of amounts recognized in the consolidated financial statements.

     During 1997, two substantially debt free complexes owned by two unconsolidated partnerships were refinanced to provide condominium conversion construction funds and distributions to their owners. The Company guaranteed these loans, which cannot exceed $23,200,000. In January 1998, two additional residential rental properties, owned by separate unconsolidated partnerships, were refinanced with Firstbank of
Puerto Rico.   The Company guaranteed these loans which amount to
$10,000,000. The new mortgage loans mature concurrently with the housing assistance payment contracts, at which time the Company expects to refinance the outstanding balance of the debt, to provide condominium conversion construction funds and distributions to their respective owners.

     IGC entered into an agreement with IBC in 1995, whereby IGC transferred its remaining interests in and control over Equus Management Company ("EMC"), and Equus Gaming Company L.P. ("Equus") to IBC. The agreement was amended in December 1997 to allow IGC to withdraw as a general partner of Equus provided it granted a guarantee to EMC. IGC agreed to guarantee $20,000,000 of EMC's liabilities in excess of assets should Equus or EMC become insolvent.

     Liquidity

     IGC has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     Over the past several years, IGC's cash flows have been constrained because of the terms of its existing debt agreements and the reluctance of lenders to provide financing in the U.S. as a result of the Wetlands

Litigation. As a result, substantially all of the cash generated has been used to pay debt service requirements with existing lenders. This resulted in limited opportunities for new construction and development in the U.S. The recently closed Banc One financing provided funding to commence construction in Fairway Village, the third village in St. Charles, and will allow IGC to retain a greater portion of its U.S. land sales proceeds. IGC currently has other development projects in various stages of completion. Substantially all of the projects under construction have sufficient development loans in place to complete the construction.

     IGC's principal demands for liquidity are expected to be the continued funding of its current debt service and operating costs, including potential ongoing legal costs for the Wetlands Litigation as well as capital for its waste technology investments. After the Restructuring, management expects to obtain additional funding which can be used by ACPT to fund new community development projects. Such sources of funding may include, but are not limited to, excess operating cash flows, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. IGC's anticipated cash provided by operations, new and existing debt financing facilities and extension or modification of $12,500,000 of loans that are due in 1998, are expected to satisfy the Company's capital needs. However, there are no assurances that these funds will be generated.

     Other

     In the normal course of business, the Company is involved in various types of pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of the Company.

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

                                                                                           1997        1996         1995
                                                                                          ------      ------       ------
INCOME STATEMENT IMPACT

Community Development - Land Sales
  Affiliate of a former director                   Cash and note sale        (A1)         $   --      $2,984       $3,233
  Affiliate of a former director                   Cash sale                 (A1)             --       2,720           --
  IBC, general partner of IGC                      Cash sale                                  --       1,869           --
  Affiliate of IBC, general partner of IGC         Cash and note sale                         --       1,513           --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, director             Cash and note sale        (A2)          3,000          --           --
                                                                                          ------      ------       ------
                                                                                          $3,000      $9,086       $3,233
                                                                                          ======      ======       ======
Cost of Land Sales
  Affiliate of a former director                                                          $   --      $1,759       $1,539
  Affiliate of a former director                                                              --       2,276           --
  IBC, general partner of IGC                                                                 --         586           --
  Affiliate of IBC, general partner of IGC                                                    --         680           --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, director                                       (A2)          1,689          --           --
                                                                                          ------      ------       ------
                                                                                          $1,689      $5,301       $1,539
                                                                                          ======      ======       ======
Management and Other Fees
  Unconsolidated subsidiaries                                                             $2,790      $3,993       $2,908
  Affiliate of IBC, general partner of IGC                                   (B1,2)          343         248          650
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, and James
    J. Wilson, director                                                                      148         193          239
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, James J. Wilson,
    director, and an Affiliate of IBC, general
    partner of IGC                                                                            68         113           67
  IBC, general partner of IGC                                                                 --          12           30
                                                                                          ------      ------       ------
                                                                                          $3,349      $4,559       $3,894
                                                                                          ======      ======       ======
Interest and Other Income
  Unconsolidated subsidiaries                                                             $   49      $   55       $  336
  Affiliate of a former director                                                             263         429          197
  Affiliate of IBC, general partner of IGC                                                   120          --           --
  IBC, general partner of IGC                                                                 --           8           33
  Affiliate of Thomas B. Wilson, director                                                     16          17           18
                                                                                          ------      ------       ------
                                                                                          $  448      $  509       $  584
                                                                                          ======      ======       ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                                   (D1)         $  339      $  361       $  369
  Reserve additions and other write-offs-
    Affiliate of a former director                                           (A1)            388         319           32
    Affiliate of IBC, general partner of IGC                                                 117          69           --
    Unconsolidated subsidiaries                                                              213          84          108
    Affiliate of Thomas B. Wilson, director                                                   83          --           --
  Reimbursement of administrative costs-
    Affiliate of IBC, general partner of IGC, and
      Thomas B. Wilson, director                                             (C)              --        (116)        (273)
                                                                                          ------      ------       ------
                                                                                          $1,140      $  717       $  236
                                                                                          ======      ======       ======






                                                                                              Increase                 Increase
                                                                                  Balance     (Decrease)   Balance     (Decrease)
                                                                                December 31, in Reserves December 31, in Reserves
                                                                                    1997         1997        1996         1996
                                                                                ------------ ----------- ------------ -----------
BALANCE SHEET IMPACT:

Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                                     $  552       $ 111         $  783     $(314)
  Affiliate of IBC, general partner
    of IGC                                                             (B1,2)         51          (9)            65        69
  Affiliate of James Michael Wilson,
    director and James J. Wilson,
    director                                                                          20          --             64        --
                                                                                  ------       -----         ------     -----
                                                                                  $  623       $ 102         $  912     $(245)
                                                                                  ======       =====         ======     =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former director,                Interest 10%
    secured by land                              payments per month
                                                 $27,000, matures
                                                 April 1, 1998         (A1)       $  980       $  --         $1,042     $ 222
  Affiliate of a former director,                Interest 10%
    secured by land                              payments per month
                                                 $27,000, matures
                                                 April 1, 1999         (A1)        2,088         388          2,502        97
  Affiliate of IBC, general partner              Interest 8%
   of IGC, secured by land                       matured December
                                                 15, 1997, paid                       --          --          1,193        --
  Affiliate of IBC, general partner              Interest P+1.5%
   of IGC, secured by land                       matures
                                                 June 29, 1998         (A2)        2,520          --             --        --
                                                                                  ------       -----         ------     -----
                                                                                  $5,588       $ 388         $4,737     $ 319
                                                                                  ======       =====         ======     =====

Other Assets
Receivables - All unsecured
  IBC, general partner of IGC                    Payable from IGC
                                                 distributions         (D2)       $  681       $  --         $  881     $  --
  Affiliate of Thomas B. Wilson,                 Payable from
   director                                      surplus cash                         --          --            281        --
  Affiliate of IBC, general partner              demand
   of IGC, and Thomas B. Wilson,
   director                                                                           12          --            495        --
  IBC, general partner of IGC                    demand                              (39)         --            (33)       --
  Affiliate of James Michael Wilson,
   director, and Thomas B. Wilson,
   director                                                                           --          --            (39)       --
                                                                                  ------       -----         ------     -----
                                                                                  $  654       $  --         $1,585     $  --
                                                                                  ======       =====         ======     =====

Liabilities Related to Community Development
  Accounts payable
  Whitman, Requardt                                                    (D3)       $  121       $  --         $  324     $  --
                                                                                  ======       =====         ======     =====

     (A) Land Sales

     IGC sells land to affiliates and non-affiliates with similar terms. The sales prices to affiliates are based on third party appraisals, payable in cash or a combination of a 20% cash down payment and a note for the balance. The notes receivable are secured by deeds of trust on the land sold, and bear an interest rate equal to those charged at that time for land sales. The notes mature in one year or mature in five or less years with annual amortizations. As circumstances dictate, the maturity dates and repayment terms of the notes receivable due from affiliates or non-affiliates have been modified. Any sales transactions that vary from these terms are described below:

     (1) The notes receivable due from an affiliate of a former director did not bear interest until certain infrastructure improvements were completed. This infrastructure was delayed and the interest commencement dates modified. These delays created the additional discounts reflected above.

     (2) On June 30, 1997, IGC sold 374 acres to an affiliate of IBC for $3,000,000 and recognized a profit of $1,311,000. As payment for this parcel, IGC received a 20% down payment and assumption of a note payable.

     (B) Management and Other Services

     IGC provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due upon demand. Certain partnerships experiencing cash shortfalls have not paid timely. As such, these receivable balances are reserved until satisfied or the prospects of collectibility improves. Decreases to the reserves for other than routine cash payments are discussed below:

     (1) On April 1, 1996, IBC transferred its remaining 1.1% limited partnership interest in four housing partnerships to IGC for its market value of $69,000 as partial satisfaction of a note receivable. The balance of this note receivable and other receivables were purchased by an affiliate of James Michael Wilson for a cash payment of $1,279,000. The collection of the majority of these receivables was uncertain and $413,000 had been reserved. This transaction resulted in income recognition of these reserves during the second quarter of 1996.

     (2) During the second quarter of 1997, an affiliate of IBC purchased the management fees receivable of $190,000 due from Chastleton, Coachman's, Rolling Hills, and Village Lake for a cash payment of $190,000. The collection of these receivables had previously been questionable and they had been fully reserved. This transaction resulted in income recognition of $190,000.

     (3) During the second quarter of 1997, IGC sold to IBC its 49% limited partner interest and 99% of its 1% general partner interest in Coachman's Limited Partnership. This transaction had no financial effect on the Company's 1997 annual results of operation.

     (C) Operations Distributed to Unitholders

     The Company's 99% limited partnership interest in Equus was distributed to its unitholders in February 1995 (the "Equus Distribution"). Since that time through April 1996, the Company continued to manage and provided certain reimbursable administrative services and support to Equus pursuant to a Master Support and Services Agreement.

     Pursuant to the Transfer Control Agreement effective December 31, 1996 (the "Transfer Agreement"), IGC transferred its remaining interests in and control over EMC and Equus (subject to NASDAQ's approval) to IBC. In addition, the Transfer Agreement called for IGC to issue 75,000 IGC Units to Equus to satisfy the outstanding employee option and incentive rights for the employees who were transferred to EMC. The Transfer Agreement was amended in December 1997 to allow IGC to withdraw as a general partner of Equus provided it granted a guarantee to EMC. IGC agreed to guarantee $20,000,000 of EMC's liabilities in excess of assets should Equus or EMC become insolvent.

     (D) Other

     Other transactions with related parties are as follows:

     (1) IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

     (2) During 1996, the sale of four properties in Puerto Rico triggered a taxable gain, a portion of which is passed through to the predecessor of IGC that contributed those assets. IGC's partnership agreement provides for (1) an allocation to that predecessor of the income tax payable in Puerto Rico on such portion of the gain and (2) a reduction from its cash distributions in an amount equivalent to the Puerto Rico income tax specifically allocated to the predecessor. In accordance with these provisions, IGC recorded a receivable from IBC of $881,000 and will recover the amount from future distributions due to IBC.

     (3) Thomas J. Shafer became a director of IGMC in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. In management's opinion, services performed are on terms available to other clients.

     (4) James J. Wilson, as a general partner of IGP, is entitled to priority distributions made by each housing partnership in which IGP is the general partner. If IGP receives a distribution which represents 1% or less of a partnership's total distribution, Mr. Wilson receives the entire distribution. If IGP receives a distribution which represents more than 1% of a partnership's total distribution, Mr. Wilson receives the first 1% of such total.

(6)  INVESTMENT IN WASTE TECHNOLOGIES

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

     Following a Request for Proposals ("RFP") and a thorough screening process, IWT was selected by the City of Bridgeport, Connecticut in February 1994 as its preferred vendor for a regional sludge management facility. IWT and Bridgeport executed a host community agreement in June 1994, affirming the city's willingness to allow the sludge management facility to be built within the municipality. Since that time, IWT management has been pursuing long-term sludge disposal service agreements with other municipalities in the region to make construction of the facility economically viable. IWT management then will negotiate a sludge disposal service agreement with Bridgeport's wastewater authority.

     In 1996, a second corporation, Caribe Waste Technologies, Inc. ("CWT"), was formed in Puerto Rico. CWT is an entity established to perform projects in the Caribbean.

     In December 1997, CWT entered into a host community agreement with the Municipality of Caguas, Puerto Rico. The agreement describes the basis on which CWT will contract, develop and construct a 3,300 ton per day solid waste facility using proprietary gasification technology from Thermoselect S.A. To provide waste for the facility, CWT management is pursuing long-term solid waste disposal service agreements with municipalities in Puerto Rico and the Puerto Rico Solid Waste Management Authority. Other organizations competing to build facilities for disposal of Puerto Rico's solid waste include Montenay, a subsidiary of Compagnie Generale des Eaux, Kvaerner, and SEMASS.

     In 1996, CWT proposed to build a solid waste facility to the Island Government of Saint Maarten, Netherlands Antilles. After an evaluation of proposals from four companies by the Government and its Dutch technical consultants, the Island Government entered into a Letter of Intent with CWT in October 1997. The Letter of Intent calls for CWT to submit a final proposal to the Island Government, followed by a period of exclusive negotiation for a solid waste disposal service agreement. CWT submitted its proposal for a 330 ton per day Thermoselect solid waste gasification facility to the Island Government in March 1998. CWT management is preparing for negotiations toward a solid waste service agreement.

     In November 1997, the Government of the U.S. Virgin Islands ("GVI") issued a Request for Qualification ("RFQ") for Integrated Comprehensive Solid Waste Management Services. CWT responded in December 1997.
Following an evaluation of the submittals, the GVI notified CWT in February 1998 that CWT had been named to the list to receive an RFP. CWT management intends to respond to the RFP.

     At December 31, 1997 and 1996, deferred costs regarding waste technology, net of reserves were $3,024,000 and $2,315,000, respectively.

(7)  OPTIONS, APPRECIATION RIGHTS AND WARRANTS

     IGC maintains Unit incentive plans for directors (the "Directors Plan") and employees (the "Employees Plan"). These plans were amended in 1994 and 1995 to allow for the issuance of Unit Appreciation Rights and other incentive awards. The Directors Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees Plan is for employees of IGC, including employees who are Directors of any general partner of IGC or of any affiliate of IGC. Under the terms of the plans, directors and employees may be granted options, incentive rights or other Unit based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee"). As of December 31, 1997, 155,000 IGC Units are reserved for issuance under the Director's Plan and 995,025 Units are reserved for issuance under the Employees' Plan.

     Options

     As of December 31, 1997, all outstanding options are fully vested and exercisable. Activity during 1997, 1996 and 1995 is summarized below:

                                      Directors           Employees
                                      ---------     ----------------------
                                                    Plan        Plan
                                                    Exercise    Exercise
                          Weighted    Plan          Price $4    Price $2.49
                          Average     Exercise      Expiring    Expiring
                          Price       Price $4      8-1-01      1-1-99 (1)
                          --------    --------      --------    -----------

Options outstanding,
  December 31, 1995         $3.61           --        36,000        12,600
     Cancelled               3.64           --       (20,000)       (6,200)
                                       -------       -------      --------
Options outstanding,
  December 31, 1996          3.57           --        16,000         6,400
                                       -------       -------      --------
Options outstanding,
  December 31, 1997          3.57           --        16,000         6,400
                                       =======       =======      ========

      (1)  As a result of the Equus Distribution, as further discussed in
           Note 5, the exercise price of options outstanding under the Directors and Employees Plans which were exercisable, but not exercised, prior to January 22, 1995 was reduced from $4.00 to $2.49. Such reduction was calculated based on the percentage decrease between the average closing price of the Company's Units as reported by the American Stock Exchange for the twenty trading days immediately preceding the ex-dividend date of February 7, 1995, and the twenty trading days immediately following the distribution date of February 6, 1995. The exercise price of options that were not exercisable until after January 22, 1995 was not adjusted. However, upon exercise, the holders of such options will receive one Equus Unit for every two IGC Units.

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

     During 1995, 2,000 rights were exercised, 140,000 rights were repriced, and none were cancelled. During 1996, 2,000 rights were exercised, 10,000 rights were awarded, and 250,300 were cancelled. During 1997, 27,740 rights were exercised, 115,000 rights were awarded and 5,160 rights were cancelled. Compensation expense recognized by the Company in connection with such awards totalled approximately $76,000 in 1997. In 1996 and 1995, however, $94,000 and $164,000, respectively, of prior expense was recovered due to a decline in the market price of the Units. No Unit Appreciation Rights have been issued in connection with the Director's Unit Incentive Plan.

     As of December 31, 1997, the dates that the 201,600 outstanding Unit Appreciation Rights become exercisable and their expiration dates are as follows:

                                             Rights Expiring
                              ---------------------------------------------
                              May 15,   October 18,   June 19,   August 13,
Rights Exercisable at:         2004         2004        2007        2007
---------------------         -------   -----------   --------   ----------

  December 31, 1997           51,360
  May 15, 1998                17,120
  June 19, 1998                                         13,000
  August 13, 1998                                                    10,000
  October 18, 1998                        1,000
  May 15, 1999                17,120
  June 19, 1999                                         13,000
  August 13, 1999                                                    10,000
  June 19, 2000                                         13,000
  August 13, 2000                                                    10,000
  June 19, 2001                                         13,000
  August 13, 2001                                                    10,000
  June 19, 2002                                         13,000
  August 13, 2002                                                    10,000
                              ------     ------         ------       ------
                              85,600      1,000         65,000       50,000
                              ======     ======         ======       ======
     Warrants

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

     Warrants to purchase 150,000 Class A Units of IGC were issued to Banc One in 1997 as additional consideration for making their loan to the Company in August 1997. These warrants have an exercise price of $3.0016 per warrant. These warrants were valued at $279,000, and such amount was reserved during 1997, to be amortized over the term of the loan. Additionally, for each year the loan remains outstanding, Banc One may purchase an additional 75,000 Class A Units of IGC or any successor, or in the event of the proposed restructuring, 75,000 Common Shares of the new company. These future warrants will be exercised at the lesser of $3.0016 or the average price of the issued shares during the twenty trading days immediately preceding the grant date. All warrants expire at the later of five years after grant or four years after the loan has been paid in full.

(8)  RETIREMENT AND PROFIT SHARING PLANS

     IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, the union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan and U.S. Social Security Plan for eligible employees were equal to 11.65% of basic salaries and wages for 1997, 1996 and 1995 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries which exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $150,000 for 1997, 1996 and 1995 were excluded from the calculation of contributions. Payments are also made to the Retirement Plan from IGC contributions to a profit sharing plan, as described below, and from voluntary contributions by employees. Contributions to the Retirement Plan were $467,000, $407,000 and $349,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

     In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 1997, 1996 or 1995.

(9)  INCOME TAXES

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
                                             December 31,
                          -------------------------------------------------
                               1997              1996             1995
                          ---------------   --------------   --------------
                                  (In thousands, except amounts in %)
                                    % of             % of             % of
                          Amount   Income   Amount  Income   Amount  Income
                          ------   ------   ------  ------   ------  ------
Provision for income
  taxes at the statutory
  income tax rate         $  606     29%    $3,634    29%    $1,452    29%
Reduction of provision
  for partnership income
  not taxable to Company      --      --        --     --        --     --
Other items                   --      --        --     --        --     --
                          ------    ----    ------    ---     -----    ---
                          $  606     29%    $3,634    29%    $1,452    29%
                          ======    ====    ======    ===    ======    ===

The provision for income taxes consists of the following:

                                            YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                         1997         1996         1995
                                     ------------  -----------  -----------
                                                 (In thousands)
Currently payable
  United States                          $   --        $   --     $   --
  Puerto Rico                             1,453         3,005        723
Deferred                                   (847)          629        729
                                         ------        ------     ------
                                         $  606        $3,634     $1,452
                                         ======        ======     ======


           Pursuant to IGC's partnership agreement, a portion of the gain and the related tax from the sale of four apartment projects was specifically allocated to the general partner. The Company has recorded tax owed by the general partner as a reduction of the provision for income taxes.


The components of deferred taxes payable include the following:

                                                        AT DECEMBER 31,
                                                   ------------------------
                                                       1997        1996
                                                   -----------  -----------
                                                         (In thousands)
Tax on amortization of deferred income related
  to long-term receivables from partnerships
  operating in Puerto Rico                              $  556      $  499
Tax on equity in earnings of partnerships
  operating in Puerto Rico                               1,232       2,337
Tax on land development costs capitalized for book
  purposes but deducted currently for tax purposes       2,465       2,312
Tax on interest income, payable when collected             367         293
Tax on sale to related party deferred for book
  purposes but currently taxable                          (133)       (108)
                                                        ------      ------
                                                        $4,487      $5,333
                                                        ======      ======

The reconciliation between net (loss) income per books and net taxable income (loss) is as follows:
                                             December 31,
                          -------------------------------------------------
                               1997              1996             1995
                          ---------------   --------------   --------------
                               (In thousands, except per Unit amounts)

                                    Per               Per             Per
                          Total     Unit    Total     Unit    Total   Unit
                          ------   ------   ------    ----    -----  ------
Net (loss) income
  per books                $(3,585) $(.35) $ 9,845     .96  $(2,967) $(.29)
Built-in gain allocable
  to Predecessors:
    Current                   (464)  (.04)  (3,554)   (.35)  (1,369)  (.13)
    Deferred                  (529)  (.05)    (415)   (.04)    (364)  (.04)
Difference in income or
  losses from subsidiary
  partnerships                (430)  (.04)  (4,968)   (.48)   1,141    .11
Losses from corporation
  subsidiaries not
  deductible by the
  partnership                   18      --     269     .03    2,002    .20
Capitalization of general
  and administrative
  expenses under the
  Uniform Capitalization
  Rules                         49      --    (246)   (.02)     315    .03
Differences in deferred
  income                       175    .02   (1,431)   (.14)     349    .03
Difference in cost of sales
  due to interest related to
  the acquisition of land,
  deducted for tax purposes    390    .04      513     .05      505    .05
Deferred income taxes         (847)  (.08)     629     .06      729    .07
Losses from restructuring     (225)  (.02)  (3,742)   (.36)    (245)  (.02)
Differences in wetland
  litigation costs             860    .08   (1,323)   (.13)   2,000    .19
Other book to tax
  reconciling items, none
  of which is individually
  significant                4,918    .48    3,783     .37     (650)  (.06)
                            ------   ----  -------  ------  -------  -----
Net taxable income (loss)
  per partnership
  federal return            $  330   $.04  $  (640) $ (.05) $ 1,446 $  .14
                            ======   ====  =======  ======  ======= ======

     Deferred income taxes reflect the "temporary differences" between amounts of assets and liabilities for financial reporting purposes as determined in accordance with SFAS No. 109 and such amounts as measured by tax laws.

     IGC had been grandfathered through 1997 as a non-tax paying public partnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporations as long as a substantial new line of business is not added.

As of December 31, 1997, IGC continues to comply with this requirement. However, beginning in 1998, IGC will be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends and real property income. IGC must be in compliance with this provision by December 31, 1998. As of March 25, 1998, IGC was not in compliance with this requirement. IGC plans to restructure prior to the end of 1998 in order to ensure it will comply with the 90% test. However, these measures have not yet been accomplished and there is no assurance that such measures will be successful. As discussed above, if IGC is not in compliance with the 90% test by December 31, 1998, it will be taxed as a corporation at statutory corporate rates and those taxes could be substantial.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. Fair value of long-term debt instruments was determined by discounting future cash flows using IGC's current market rates. As of December 31, 1997 and 1996, the fair value of long-term debt instruments were $74,253,000 and $74,150,000, respectively.

(11) QUARTERLY SUMMARY (UNAUDITED)

     IGC's quarterly results are summarized as follows:

                                      Year Ended December 31, 1997
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per Unit amounts)

Revenues                     $ 7,387   $10,809   $ 7,174  $10,842  $36,212
Income (loss) before
  extraordinary item,
  taxes and minority
  interest                       415     1,763      (246)  (4,472)  (2,540)
Net income (loss) as
  previously reported            255     1,798      (808)  (4,830)  (3,585)
Adjustment for Coachman's
  Landing (1)                     --      (576)       --      576       --
Adjustment for spin-off
  costs (2)                       --        --      (300)     300       --
Net income (loss) as revised     255     1,222    (1,108)  (3,954)  (3,585)
Basic earnings per Unit
  as previously reported:
  Net income (loss)              .02       .18      (.08)    (.47)    (.35)
Basic earnings per Unit
  as revised:
  Net income (loss)              .02       .12      (.10)    (.39)    (.35)

      (1) Adjustment made in the fourth quarter for Coachman's Landing is to reverse gain recorded on sale of a portion of IGC's investment in Coachman's Landing.

      (2) Adjustment made in the fourth quarter for spin-off costs is to expense spin-off costs which were capitalized as start-up costs during the quarter.

                                      Year Ended December 31, 1996
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per Unit amounts)

Revenues                     $24,884   $13,792   $ 5,765   $9,933  $54,374
Income (loss) before
  extraordinary item,
  taxes and minority
  interest                    13,957     1,353    (1,621)   1,028   14,717
Income (loss) before
  extraordinary item           9,062       330      (869)   2,254   10,777
Net income (loss)              9,062       330      (869)   1,322    9,845
Basic earnings per Unit:
  Net income (loss) before
    extraordinary item           .87       .03      (.08)     .22     1.04
  Net income (loss)              .87       .03      (.08)     .13      .95

(12) COMPANY RESTRUCTURING

     The Company's operations have been severely restricted due to the Wetlands Litigation and the terms and conditions of the Company's bank debt. Also, there are certain investments of the Company, such as AFH, that have operating losses and capital needs, and investments such as IWT and CWT that have substantial current capital needs. In addition, the Company, as a master limited partnership, is not an attractive investment for most pension funds, retirement funds and mutual funds, thereby restricting the Company's access to these substantial sources of capital. In order to address these issues, management is seeking to implement a restructuring plan to achieve the following objectives:

     1. To restructure the Company by transferring IGC's principal real estate assets and operations to a new Maryland trust, American Community Properties Trust ("ACPT") and distributing the shares of ACPT to the Unitholders and general partners of IGC.

     2. To eliminate from ACPT's operating results the expenses of the Wetlands Litigation and operating and capital expenses of IWT, CWT and AFH.

     3. To capitalize IGC with sufficient assets so that it can meet its operating needs and remain a viable publicly traded company.

     4. To raise approximately $30,000,000 in new capital through a securities offering by ACPT to pay down community development bank debt and provide working capital for community development.

     5. To make ACPT an attractive investment for pension funds and mutual funds by structuring ownership of ACPT's underlying assets so that ACPT's sources of income will be exclusively corporate dividends.

     The new business entities that are to be created pursuant to the restructure have been formed. ACPT will act as a self-managed holding company that will own all of the outstanding equity interests in American Rental Management Company ("American Management"), American Land Development US, Inc. ("American Land"), and Interstate General Properties Group S.E. ("IGP Group") and all of the outstanding common stock of American Rental Properties Trust ("American Rental"). American Management has acquired IGC's United States property management services operations. American Rental, through its subsidiary partnership, American Housing Properties L.P., is currently seeking HUD approval for the acquisition of IGC's partnership interests in United States investment apartment properties.

     A committee of the outside directors voted to proceed with the distribution of ACPT and the filing of the preliminary proxy with the SEC. Upon approval of the proxy material by the SEC, management intends to submit the plan to Unitholders for approval. Completion of the plan will be conditioned upon receiving approval by a majority in interest of the Unitholders and a majority in interest of the Units not controlled by the Wilson family held by Unitholders that vote on the transaction. The restructuring also will require approval of certain creditors and government agencies. In addition, the terms and conditions of any transaction to raise capital in ACPT will be subject to uncertainties of the capital markets. Because of the significance of the approval process and uncertainties of the capital markets, there is no assurance that the proposed restructuring will be completed or completed under the terms and conditions presented here. Management, however, is moving forward with this planned restructuring and hopes to accomplish all or a portion of the objectives outlined above in the second quarter of 1998.

     The following represents the pro forma results of IGC's operations for the year ended December 31, 1997 and IGC's pro forma balance sheet as of December 31, 1997 related to management's restructuring plan assuming objectives 1, 2 and 3 above were completed as of January 1, 1997. These results do not include the costs of any capital markets transaction by ACPT.

                 PRO FORMA CONSOLIDATED STATEMENT OF LOSS
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclass-    IGC               Pro
                               IGC     ification  Reclass-  Less    Forma
                            Historical Entries     ified    ACPT    IGC (c)
                            ---------- ---------  -------- -------  -------
Revenues:
  Community development-
    land sales                 $13,357  $105  (a) $13,462  $13,165  $  297
  Homebuilding-home sales        7,805    --        7,805       --   7,805
  Revenues from investment
    properties
      Equity in earnings
       from partnerships
       and developer fees        1,494    --        1,494    1,509     (15)
      Rental property revenues   8,737    --        8,737    8,737      --
  Management and other fees      3,775    --        3,775    3,775      --
  Interest and other income      1,044   716  (b)   1,760      944     816
                               -------  ----      -------  ------- -------
      Total revenues            36,212   821       37,033   28,130   8,903
                               -------  ----      -------  ------- -------
Expenses:
  Cost of land sales             8,881   258  (a,b) 9,139    8,493     646
  Cost of home sales             7,486   (23) (a)   7,463       --   7,463
  Selling and marketing          1,232    --        1,232      127   1,105
  General and administrative     7,034    --        7,034    6,607     427
  Interest expense               3,609   270  (b)   3,879    3,820      59
  Rental properties operating
    expense                      3,597    --        3,597    3,597      --
  Depreciation and amortization  2,128    --        2,128    1,850     278
  Wetlands litigation expenses   1,772    --        1,772       --   1,772
  Write-off of deferred project
    costs                            6    --            6        6      --
  Write-off of goodwill          1,843    --        1,843       --   1,843
  Spin-off costs                 1,164    --        1,164    1,164      --
                               -------  ----      -------  ------- -------
      Total expenses            38,752   505       39,257   25,664  13,593
                               -------  ----      -------  ------- -------
(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES              (2,540)  316       (2,224)   2,466  (4,690)
PROVISION FOR INCOME TAXES         606    --          606      470     136
MINORITY INTEREST                 (439)   --         (439)    (439)     --
                               -------  ----      -------   ------ -------
NET (LOSS) INCOME              $(3,585) $316      $(3,269)  $1,557 ($4,826)
                               =======  ====      =======   ====== =======

                   PRO FORMA CONSOLIDATED BALANCE SHEET
                          AS OF DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclass-   IGC               Pro
                               IGC     ification Reclass-   Less   Forma
                            Historical Entries    ified     ACPT   IGC (c)
                            ---------- --------- -------- -------- -------
CASH AND CASH EQUIVALENTS
  Unrestricted                $ 2,273  $  --     $  2,273 $  2,127 $   146
  Restricted                      508     --          508      374     134
                              -------  -----     -------- -------- -------
                                2,781     --        2,781    2,501     280
                              -------  -----     -------- -------- -------
ASSETS RELATED TO COMMUNITY
DEVELOPMENT
  Land and development costs
    Puerto Rico                32,918  1,350 (b)   34,268   34,268      --
    St. Charles, Maryland      28,417     --       28,417   21,750   6,667
    Other United States
      locations                14,698     --       14,698       --  14,698
  Notes receivable on lot sales
    and other, substantially
    all due from affiliates     6,476     --        6,476    5,629     847
                              -------   ----     -------- -------- -------
                               82,509  1,350       83,859   61,647  22,212
                              -------  -----     -------- -------- -------
ASSETS RELATED TO RENTAL
PROPERTIES
  Operating properties, net    37,829     --       37,829   37,829      --
  Investment in unconsolidated
    rental property
    partnerships                8,657     --        8,657    8,657      --
  Other receivables, net          805     --          805      621     184
                              -------  -----     -------- -------- -------
                               47,291              47,291   47,107     184
                              -------  -----     -------- -------- -------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction
    and land                    1,914     --        1,914       --   1,914
  Investment in joint venture     591     --          591      591      --
  Receivables and other            68     --           68       --      68
                              -------  -----     -------- -------- -------
                                2,573               2,573      591   1,982
                              -------  -----     -------- -------- -------
OTHER ASSETS
  Receivables, deferred costs
    regarding waste technology
    and other projects and
    other                       8,797  6,772 (b)   15,569    2,514  13,055
  Property, plant and
    equipment, net              1,087     --        1,087      448     639
                              -------  -----     -------- -------- -------
                                9,884  6,772       16,656    2,962  13,694
                             -------- ------     -------- -------- -------
TOTAL ASSETS                 $145,038 $8,122     $153,160 $114,808 $38,352
                             ======== ======     ======== ======== =======

                   PRO FORMA CONSOLIDATED BALANCE SHEET
                          AS OF DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclass-   IGC               Pro
                               IGC     ification Reclass-   Less   Forma
                            Historical Entries    ified     ACPT   IGC (c)
                            ---------- --------- -------- -------- -------
LIABILITIES RELATED TO
COMMUNITY DEVELOPMENT
  Recourse debt              $ 35,176 $6,772 (b) $ 41,948 $ 39,784 $ 2,164
  Non-recourse debt             2,295     --        2,295    2,295      --
  Accounts payable, accrued
    liabilities and deferred
    income                      5,245     --        5,245    5,100     145
                              -------  -----     -------- -------- -------
                               42,716  6,772       49,488   47,179   2,309
                              -------  -----     -------- -------- -------
LIABILITIES RELATED TO
RENTAL PROPERTIES
  Recourse debt                   969     --          969      969      --
  Non-recourse debt            39,101     --       39,101   39,101      --
  Accounts payable and
    accrued liabilities         3,331     --        3,331    2,701     630
                              -------  -----     -------- -------- -------
                               43,401     --       43,401   42,771     630
                              -------  -----     -------- -------- -------
LIABILITIES RELATED TO
HOMEBUILDING
  Recourse debt                   159     --          159       --     159
  Accounts payable, accrued
    liabilities and deferred
    income                      2,501     --        2,501       --   2,501
                              -------  -----     -------- -------- -------
                                2,660     --        2,660       --   2,660
                              -------  -----     -------- -------- -------
OTHER LIABILITIES
  Accounts payable and
    accrued liabilities         6,330     --        6,330    3,246   3,084
  Notes payable and capital
    leases                        615     --          615      173     442
  Accrued income tax
    liability-current           1,541     --        1,541    1,539       2
  Accrued income tax
    liability-deferred          4,487     --        4,487    4,120     367
                              -------  -----     -------- -------- -------
                               12,973     --       12,973    9,078   3,895
                              -------  -----     -------- -------- -------
TOTAL LIABILITIES             101,750  6,772      108,522   99,028   9,494
                             -------- ------     -------- -------- -------
PARTNERS' CAPITAL              43,288  1,350 (b)   44,638   15,780  28,858
                             -------- ------     -------- -------- -------

TOTAL LIABILITIES AND
PARTNERS' CAPITAL            $145,038 $8,122     $153,160 $114,808 $38,352
                             ======== ======     ======== ======== =======

      (a) Land sales occurred during 1997 as IGC's land business sold lots to its homebuilding business. Gross profit on these sales, historically eliminated in consolidation, has been included in IGC and ACPT's historical results for these periods based upon the estimated fair market value of the land (based on comparable sales to third parties).

      (b) As of and during the year ended December 31, 1997, an intercompany note receivable and intercompany debt existed between IGC and LDA. Interest income and expense and the note receivable and payable amounts, historically eliminated in consolidation, have been included above in IGC's Reclassified historical results.

      (c) Reflects the operations and account balances remaining in IGC after the restructure. These operations and account balances include those of AFH, IWT, CWT and certain other land sales and development.

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997


               INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

Bannister Apartments     $     3,625    $      410   $     4,180 $     450
Garden Apartments
St. Charles, MD

Palmer Apartments              4,186           471         4,788       417
Garden Apartments
St. Charles, MD

Brookmont Apartments           2,304           162         2,677       274
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments     873           156         2,487        44
Garden Shared Housing
St. Charles, MD

Headen Apartments              4,826           205         4,765       995
Garden Apartments
St. Charles, MD

Huntington Apartments          7,631           350         8,513     1,420
Garden Apartments
St. Charles, MD

Crossland Apartments           2,130           350         2,697       215
Garden Apartments
St. Charles, MD

Terrace Apartments             4,940           497         5,377       452
Garden Apartments
St. Charles, MD

Lakeside Apartments            2,239           440         3,649        80
Garden Apartments
St. Charles, MD

Lancaster Apartments           4,289           484         4,292       169
Garden Apartments
St. Charles, MD

Fox Chase Apartments           6,491           745         7,014       127
Garden Apartments
St. Charles, MD

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997

         INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

New Forest Apartments         12,065         1,229        12,102       421
Garden Apartments
St. Charles, MD

Coachman's Landing Apt.        5,849           572         6,421       (13)
Garden Apartments
St. Charles, MD

Chastleton Apartments         16,474         2,630        23,624       928
High Rise Apartments
Washington, D.C.

Essex Village Apts.           15,896         2,667        21,381    (4,833)
Garden Apartments
Richmond, VA

Alturas Del Senorial           3,214           345         4,185       139
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens                9,364         1,153        12,050       390
Highrise/Garden Apts.
Bayamon, PR

De Diego                       6,413           601         6,718       191
Highrise Apts.
Rio Piedras, PR

Monserrate II                 11,000           731        11,172       364
Highrise Apts.
Carolina, PR

Santa Juana                    7,134           509         6,748       219
Highrise Apts.
Caguas, PR

Torre De Las Cumbres           5,603           466         5,954       162
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan            8,336           900        10,742       402
Highrise Apts.
Carolina, PR

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997


         INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES (continued)
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

Jardines De Caparra            4,983           546         5,719     1,103
Garden Apartments
Bayamon, PR

Monserrate I                   1,103           543        10,436       464
Highrise Apts.
Carolina, PR

Monte De Oro                   5,672           562         5,217       740
Highrise Apts.
Rio Piedras, PR

New Center                     5,940           589         5,702       311
Highrise Apts.
San Juan, PR

San Anton                      2,890           313         3,525       768
Highrise Apts.
Carolina, PR

Valle Del Sol                 10,967           992        14,017       270
Highrise Apts.
Bayamon, PR

Vistas Del Turabo              2,261           354         2,508       496
Highrise Apts.
Caguas, PR

Office Condo                     204            --           284        --
East Whitiland Township
Pennsylvania

Fredericksburg, VA               169           158            95         5
Model Park 1 Model

Raleigh, NC                       --            --            75         6
2 Models
                         -----------    ----------   ----------- ---------
Total Properties         $   179,071    $   20,130   $   219,114 $   7,176
                         ===========    ==========   =========== =========

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997


           TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION
                              (In thousands)



                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

Bannister Apartments    $      410   $     4,630     $  5,040  $    3,732
Garden Apartments
St. Charles, MD

Palmer Apartments              471         5,205        5,676       4,079
Garden Apartments
St. Charles, MD

Brookmont Apartments           162         2,951        3,113       2,318
Garden Apartments
St. Charles, MD

Brookside Gardens Apartments   156         2,531        2,687         303
Garden Shared Housing
St. Charles, MD

Headen Apartments              205         5,760        5,965       4,059
Garden Apartments
St. Charles, MD

Huntington Apartments          350         9,933       10,283       5,043
Garden Apartments
St. Charles, MD

Crossland Apartments           350         2,912        3,262       1,847
Garden Apartments
St. Charles, MD

Terrace Apartments             497         5,829        6,326       4,562
Garden Apartments
St. Charles, MD

Lakeside Apartments            440         3,729        4,169         125
Garden Apartments
St. Charles, MD

Lancaster Apartments           484         4,461        4,945       1,481
Garden Apartments
St. Charles, MD

Fox Chase Apartments           745         7,141        7,886       1,967
Garden Apartments
St. Charles, MD

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997


     TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                              (In thousands)



                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

New Forest Apartments        1,229        12,523       13,752       3,050
Garden Apartments
St. Charles, MD

Coachman's Landing Apt.        572         6,408        6,980       1,375
Garden Apartments
St. Charles, MD

Chastleton Apartments        2,630        24,552       27,182       6,735
High Rise Apartments
Washington, D.C.

Essex Village Apts.          2,667        16,548       19,215      14,778
Garden Apartments
Richmond, VA

Alturas Del Senorial           345         4,324        4,669       2,030
Highrise Apts.
Rio Piedras, PR

Bayamon Gardens              1,153        12,440       13,593       5,186
Highrise/Garden Apts.
Bayamon, PR

De Diego                       601         6,909        7,510       3,147
Highrise Apts.
Rio Piedras, PR

Monserrate II                  731        11,536       12,267       5,222
Highrise Apts.
Carolina, PR

Santa Juana                    509         6,967        7,476       3,163
Highrise Apts.
Caguas, PR

Torre De Las Cumbres           466         6,116        6,582       2,827
Highrise Apts.
Rio Piedras, PR

Colinas De San Juan            900        11,144       12,044       4,775
Highrise Apts.
Carolina, PR

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997

     TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION (continued)
                              (In thousands)


                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

Jardines De Caparra            546         6,822        7,368       3,105
Garden Apartments
Bayamon, PR

Monserrate I                   543        10,900       11,443       5,128
Highrise Apts.
Carolina, PR

Monte De Oro                   562         5,957        6,519       2,936
Highrise Apts.
Rio Piedras, PR

New Center                     589         6,013        6,602       2,980
Highrise Apts.
San Juan, PR

San Anton                      313         4,293        4,606       2,346
Highrise Apts.
Carolina, PR

Valle Del Sol                  992        14,287       15,279       5,333
Highrise Apts.
Bayamon, PR

Vistas Del Turabo              354         3,004        3,358       1,141
Highrise Apts.
Caguas, PR

Office Condo                    --           284          284          68
East Whitiland Township
Pennsylvania

Fredericksburg, VA             158           100          258          24
Model Park 1 Model

Raleigh, NC                     --            81           81          21
2 Models
                        ----------   -----------  -----------  ----------
Total Properties        $   20,130   $   226,290  $   246,420  $  104,886
                        ==========   ===========  ===========  ==========

     NOTE TO TOTAL CAPITALIZED COSTS:

          THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES
          FOR U.S. AND P.R. PROPERTIES IS                      $  210,224

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997


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

Terrace Apartments                    11/1/79              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Lakeside Apartments                    7/1/96              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Lancaster Apartments                 12/31/85              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

Fox Chase Apartments                  3/31/87              Bldg - 40 Yrs
Garden Apartments                   Constructed        Bldg Equip - 5/7 Yrs
St. Charles, MD

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997


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

Monserrate II                         1/30/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

Santa Juana                            2/8/80              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Caguas, PR

Torre De Las Cumbres                  12/6/79              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Rio Piedras, PR

Colinas De San Juan                   3/20/81              Bldg - 40 Yrs
Highrise Apts.                      Constructed        Bldg Equip - 5/7 Yrs
Carolina, PR

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997


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

Vistas Del Turabo                    12/30/83              Bldg - 40 Yrs
Highrise Apts.                       Acquired          Bldg Equip - 5/7 Yrs
Caguas, PR

Office Condo                          5/14/90                   31.5 Yrs
East Whitiland Township              Acquired
Pennsylvania

Fredericksburg, VA                    2/23/90              Bldg 5 - 40 Yrs
Model Park 1 Model                   Acquired

Raleigh, NC                           2/23/90              Bldg 5 - 40 Yrs
Model Park 2 Models                  Acquired

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997
                              (In thousands)



Real Estate at December 31, 1996                              $   246,552




Additions for 1997:
          Improvements                                              1,919
          Land                                                         --
                                                              -----------
Total Additions                                                     1,919
                                                              -----------




Deductions for 1997:
          Dispositions                                              2,051
                                                              -----------
Total Deductions                                                    2,051
                                                              -----------



Real Estate at December 31, 1997                              $   246,420
                                                              ===========

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1997
                              (In thousands)



Accumulated depreciation at December 31, 1996                 $   100,422




Additions for 1997:
          Depreciation expense                                      6,408
                                                              -----------
Total Additions                                               $     6,408
                                                              -----------






Deductions for 1997:
          Dispositions                                              1,944
                                                              -----------
Total Deductions                                                    1,944
                                                              -----------





Accumulated depreciation at December 31, 1997                 $   104,886
                                                              ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors of IGC's managing general partner, Interstate General Management Corporation ("IGMC"), is as follows:

Name                     Age            Office

James J. Wilson          64        Chairman, Director and Chief
                                   Executive Officer

J. Michael Wilson        32        Vice Chairman, Director,
                                   Chief Financial Officer and Secretary

Thomas B. Wilson         35        Director

Edwin L. Kelly           56        Director, President and Chief
                                   Operating Officer

Francisco Arrivi Cros    50        Director, Senior Vice President

Mark Augenblick          51        Director

Donald G. Blakeman       65        Director

Joel H. Cowan            61        Director

Thomas J. Shafer         68        Director


The following are the executive officers of IGC:

Name                     Age            Office

James J. Wilson          64        Chairman and Chief Executive Officer

Mark Augenblick          51        Vice Chairman

Edwin L. Kelly           56        President and Chief Operating Officer

J. Michael Wilson        32        Chief Financial Officer

Francisco Arrivi Cros    50        Senior Vice President

Paul A. Resnik           50        Senior Vice President

Eduardo Cruz Ocasio      51        Vice President

     Term of Office. Directors of IGMC are elected annually in April by action of the directors then holding office. Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC. As practicable, an additional one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors are to be persons who are
officers of IGC.   Messrs. Blakeman, Shafer and Cowan currently serve as
the unaffiliated directors. Messrs. James J., J. Michael and Thomas B. Wilson serve as the IBC director designates. Messrs. Kelly, Arrivi, and Augenblick serve as directors representing IGC officers.

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

     Thomas B. Wilson has been a Director of IGMC since December 1995. He has been a Vice President of IBC since 1994. Since 1994, he has been President of El Comandante Operating Company ("ECOC"), which leases El Comandante race track in Puerto Rico from a subsidiary of Equus. Since January 1, 1998, he is also Chairman, Chief Executive Officer and President of Equus Gaming Company L.P. and Equus Management Company.

     Mark Augenblick became a Director of IGMC and Vice Chairman of the Company in March 1998. Prior to joining the Company, Mr. Augenblick was a partner in the Washington, D.C. law firm, Shaw, Pittman, Potts &
Trowbridge.

     Edwin L. Kelly was named President and Chief Operating Officer of IGMC and IGC in January 1997. He previously served as Senior Vice President and Treasurer of IGC and Senior Vice President of IGMC since their formation in 1986. He has served in various executive positions with IGC and its predecessor companies since 1974, including as a Director of IGMC from 1986-1998.

     Donald G. Blakeman has been a Director of IGMC since its inception in 1986. He served as Executive Vice President of IGMC and IGC from 1986-1996 and Secretary of IGMC from 1990-1995. He served in various executive positions with IGC and its predecessor companies from 1968-1996. He served as President of Equus and Equus Management Company ("EMC") from February 1996 until his retirement in 1997. He has served as a Director of EMC since its formation in 1994.

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

     Thomas J. Shafer was appointed a Director of IGMC in January 1998. He is a registered Professional Engineer specializing in real estate evaluation and land development. Until his retirement in December 1997, he was a partner of Whitman, Requardt and Associates, LLP, an engineering and architectural firm, since 1976 and its managing partner since 1989. Mr. Shafer serves on the Business Advisory Committee of Mayor Kurt Schmoke of Baltimore and as the President and Chairman of the Board of the Charles Village Community Benefits District and the Charles Village Community Foundation, Inc. Mr. Shafer is a member of the Urban Land Institute, the National Society of Professional Engineers and the American Water Works Association. His firm has provided engineering services to IGC in connection with the St. Charles development for thirty years.

     Francisco Arrivi Cros has been Senior Vice President of IGC since 1990, Senior Vice President of IGMC since 1991 and President of IGP since 1996. He was named as a director of IGMC in April of 1997. He was Vice President of the Chase Manhattan Bank N.A. in Puerto Rico from 1977-1990, and Manager of its Real Estate Finance Division from 1987-1990.

     Paul A. Resnik has been Senior Vice President of IGC since 1993 and Senior Vice President of IGMC since 1989. He served as Vice President of IGC from 1987-1993.

     Eduardo Cruz Ocasio has been Vice President of IGMC since June of 1997. He has also been Vice President of IGC since 1991. He has served in various positions with IGC and its predecessor companies since 1971, including Comptroller of IGP from 1977-1990.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following information is furnished with respect to the Chief Executive Officer and each of the other four most highly compensated Executive Officers of the Company (collectively, the "Executive Officers").

                                                        Long-Term
                                                       Compensation
                                                       ------------
                             Annual Compensation          Awards
                     --------------------------------- ------------
                                                        Securities
                                               Other    Underlying
                                               Annual    Options/    All Other
   Name & Principal  Year  Salary   Bonus  Compensation    SAR's   Compensation
       Position              ($)      ($)      ($) (2)       #        ($) (1)
   ----------------  ----  -------  ------ ------------ ---------- ------------

   James J. Wilson   1997  498,391      --         --           --      10,184
   Chairman & Chief  1996  499,075      --         --           --       9,492
   Executive Officer 1995  474,325      --         --           --       9,552

   Francisco Arrivi Cros
   Senior Vice       1997  227,244      --         --       65,000       9,420
   President         1996  205,200 100,000         --           --       9,492
                     1995  190,200      --         --           --       9,552

   Edwin L. Kelly    1997  223,827      --         --           --      10,184
   President & Chief 1996  197,367      --         --           --       9,492
   Operating Officer 1995  181,908      --         --           --       9,552

   Paul Resnik       1997  168,781      --         --       50,000      10,184
   Senior Vice       1996  164,800      --         --           --       9,492
   President         1995  159,033      --         --           --       9,552

   Carlos R. Rodriguez (3)
   Vice President    1997  133,717      --         --           --       8,101
                     1996  127,200      --         --           --       7,652
                     1995  120,200      --         --           --       7,344

         (1) Reflects IGC's contributions to Retirement Plan discussed below.
         (2) Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.
         (3) Effective January 1, 1998, Carlos R. Rodriguez became an employee of Equus.

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

     Directors. Directors of the Managing General Partner that do not receive salaries from the Company or affiliates receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. In 1997, the directors' fees totaled $102,400 all of which were unpaid as of December 31, 1997.

     IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

     Unit Options and Unit Appreciation Rights. IGC's employees, including its directors and officers, are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options ("Options") or Unit Appreciation Rights ("Rights") to employees and officers on the basis of their performance. The Rights entitle the holder to receive upon exercise, an amount payable in cash, Class A units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the fair market value of the Company's Units on the exercise date, (plus 50% of the fair market value of Equus Units on the exercise date for Rights granted prior to 1995), over the base price of the Right specified in the individual rights agreements. The 1997 activity under these plans for the CEO and most highly compensated officers are summarized on the following tables:

               UNIT APPRECIATION RIGHTS GRANTED DURING 1997

                                         Percent of
                                         Total Unit
                            Number of    Appreciation
                               Unit      Rights Granted
                           Appreciation  to Employees   Base
                              Rights        in 1997     Price  Expiration
                             Granted          (%)        ($)      Date
                           ------------  -------------  -----  ----------

James J. Wilson                     --            --       --          --
Francisco Arrivi Cros           65,000           57%    3.125     6/19/07
Edwin L. Kelly                      --            --       --          --
Paul Resnik                     50,000           43%    3.125     8/13/07
Carlos R. Rodriguez                 --            --       --          --

                                    Potential Realizable Value at Assumed
                                    Annual Rate of Unit Price Appreciation
                                      for Unit Appreciation Rights Term
                                    --------------------------------------
                                        5%                          10%
                                       ($)                          ($)
                                    ---------                    ---------

James J. Wilson                            --                           --
Francisco Arrivi Cros                 127,744                      323,729
Edwin L. Kelly                             --                           --
Paul Resnik                            37,181                      151,757
Carlos R. Rodriguez                        --                           --

     The Rights granted became exercisable evenly over a five year period beginning on the grant date. However, in the event of a publicly announced agreement to dispose of all or substantially all of the assets of the Company, all Rights become immediately exercisable. The Rights are also subject to appropriate adjustments to be determined in the event of any subdivision, reorganization, consolidation or merger of the Company.

       AGGREGATED OPTION/UNIT APPRECIATION RIGHTS EXERCISES IN 1997 AND DECEMBER 31, 1997 OPTION/UNIT APPRECIATION RIGHTS VALUES

                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                                             Unexercised      in-the-money
                                             Options          Options and
                                             and Unit         Unit
                                             Appreciation     Appreciation
                                             Rights at        Rights at
                                             December 31,     December 31,
                                                 1997             1997
                                             ------------------------------

                        Units       Value    Exercisable/     Exercisable/
                     Acquired On   Realized  Unexercisable    Unexercisable
   Name              Exercise (#)    ($)          (#)              ($)
-------------------  ------------  --------  -------------   --------------

James J. Wilson               --        --           --/--            --/--
Francisco Arrivi Cros         --        --   15,000/75,000   19,680/115,105
Edwin L. Kelly                --        --   24,000/16,000    31,488/20,992
Paul Resnik                   --        --        0/50,000         0/78,450
Carlos R. Rodriguez           --        --     2,880/1,920      3,779/2,519

     Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 1997, 1996 or 1995.

     Retirement Plan. IGC maintains a retirement plan (the "Retirement Plan") for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 1997, 1996 and 1995 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $150,000) that exceeded that wage base. Additional contributions to the Retirement Plan are made pursuant to the Profit Sharing Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN UNITHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the Units that were beneficially owned on March 1, 1998 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by named executive officers of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group. Except where noted, the address for the beneficial owner is 222 Smallwood Village Center, St. Charles, Maryland, 20602.

                                                  Beneficial Ownership (1)
                                                  ------------------------
                                                    Number of
Name of Beneficial Owner                            IGC Units      Percent
------------------------                          -------------    -------

James J. Wilson (2)                                    30,679         .3

Edwin L. Kelly                                        111,214        1.07

Francisco Arrivi Cros (3)                              10,000         .1

Paul Resnik                                            10,000         .1

Carlos Rodriguez (3)                                    6,000         .06

All executive officers of IGC
and directors of IGMC as a group
(12 persons) (3)(4)                                   973,828        9.41

Bessemer Interstate Corporation
245 Peachtree Center Avenue #804
Atlanta, GA  30303                                    522,208        5.05

Interstate Business Corporation
222 Smallwood Village Center
St. Charles, MD  20602                              3,080,515       29.77

Wilson Securities Corporation
222 Smallwood Village Center
St. Charles, MD  20602                              1,172,203       11.33

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information responding to this item appears in Note 5 to the Company's Consolidated Financial Statements included in Item 8 of this report.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   Financial Statements

          The following financial statements of Interstate General Company L.P. are contained herein:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

               Consolidated Balance Sheets as of December 31, 1997 and 1996

               Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995

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

 (b)     Form of certificate evidencing limited      Exhibit 4(b) to Form S-1
         partnership interest

 (c)     Certificate of Incorporation of             Exhibit 4(c) to Form S-1
         Interstate Management Title Company
         dated September 19, 1986

 (d)     Bylaws of Interstate Management Title       Exhibit 4(d) to Form S-1
         Company dated September 25, 1986

 (e)     Amendment to Certificate of Incorporation   Exhibit 4(e) to Form S-1
         of Interstate Management Title Company
         dated December 31, 1986

10.      Material Contracts

 (a)     Employment Agreement with                   Exhibit 10(a) to Form 10-Q
         Edwin L. Kelly                              for the quarter ended
                                                     June 30, 1994

 (b)     Amendment to Employment Agreement between   Exhibit 10(a) to Form 10-Q
         Interstate General Company L.P. and         for the quarter ended
         Edwin L. Kelly dated May 20, 1994           June 30, 1995

 (c)     Second Amendment to Employment Agreement    Exhibit 10(b) to Form 10-Q
         between Interstate General Company L.P.     for the quarter ended
         and Edwin L. Kelly dated May 20, 1994       June 30, 1996

 (d)     Third Amendment to Employment Agreement     Exhibit 10(l) to 1996 10-K
         between Interstate General Company L.P.
         and Edwin L. Kelly dated May 20, 1994

 (e)     Employment Agreement between Interstate     Exhibit 10(j) to 1995 10-K
         General Company L.P. and James J. Wilson dated January 15, 1996

 (f)     Employment Agreement between Interstate     Exhibit 10(a) to Form 10-Q
         Waste Technologies, Inc. and Francis C.     for the quarter ended
         Campbell dated September 1, 1996            September 30, 1996

 (g)     Employment Agreement between Interstate     Filed herewith
         General Company L.P. and Mark Augenblick dated March 11, 1998

 (h)     Indemnity Agreement among Interstate        Exhibit 10(f) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc. and each director and
         officer of Interstate General
         Management Corporation

 (i)     Unit Incentive Plan for Directors,          Exhibit 10(i) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

 (j)     Unit Incentive Plan for Employees,          Exhibit 10(j) to 1994 10-K
         Amended and Restated, dated
         March 17, 1995

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

 (ff)    Management service agreement between        Exhibit 10(jj) to
         Interstate General Company L.P. and         1989 10-K
         Coachman's Limited Partnership dated
         May 2, 1988

 (gg)    Amendment to Management Service             Exhibit 10(hh) to
         Agreement between Interstate General        1993 10-K
         Company L.P. and Coachman's Limited
         Partnership dated January 1, 1993

 (hh)    Management Agreement by and between         Exhibit 10(zzzz) to
         Interstate Properties and Interstate        1992 10-K
         St. Charles, Inc. (El Monte), dated
         January 5, 1987

 (ii)    First Amendment to Management Agreement     Exhibit 10(aaaaa) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated January 4, 1988

 (jj)    Second Amendment to Management Agreement    Exhibit 10(bbbbb) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated December 31, 1992

 (kk)    Management Agreement by and between         Exhibit 10(ccccc) to
         Interstate General Properties and           1992 10-K
         Interstate St. Charles, Inc. (Santa Maria
         Shopping Center), dated January 5, 1987

 (ll)    First Amendment to Management Agreement     Exhibit 10(ddddd) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership and
         Interstate Business Corporation (Santa
         Maria Shopping Center), dated
         January 4, 1988

 (mm)    Second Amendment to Management Agreement    Exhibit 10(eeeee) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership S.E. and
         Interstate Business Corporation and
         Santa Maria Associates S.E., dated
         December 28, 1990

 (nn)    Two (2) Property management agreements      Exhibit 10(aa) to Form S-1
         between Interstate General Properties
         Limited Partnership and Capitol Park
         Associates as amended December 31, 1984

 (oo)    Lease for office space between Interstate   Exhibit 10(r) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated May 21, 1981

 (pp)    Lease for office space between Interstate   Exhibit 10(m) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated June 15, 1981

 (qq)    Lease Amendment to Lease for commercial     Exhibit 10(c) to Form 10-Q
         space between Smallwood Village Associates  for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated October 1, 1991

 (rr) Lease Amendment II to Lease for commercial Exhibit 10(d) to Form 10-Q space between Smallwood Village Associates for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (ss)    Store Lease between Interstate General      Exhibit 10(fff) to
         Business Corporation and Smallwood          1991 10-K
         Village Associates Limited Partnership
         dated April 1, 1988

 (tt)    Store Lease between Smallwood Village       Exhibit 10(e) to Form 10-Q
         Associates and Interstate General           for the quarter ended
         Company L.P. dated December 1, 1987         September 30, 1995

 (uu)    Lease Amendment to Store Lease between      Exhibit 10(f) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. dated       September 30, 1995
         February 1, 1989

 (vv)    Lease Amendment II to Store Lease           Exhibit 10(g) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated December 1, 1992

 (ww)    Lease Amendment III to Store Lease          Exhibit 10(h) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 30, 1994

 (xx)    Lease Amendment IV to Store Lease           Exhibit 10(i) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (yy)    Office Lease between Smallwood Village      Exhibit 10(a) to Form 10-Q
         Associates and Interstate General Company   for the quarter ended
         L.P. for Smallwood Village Center dated     September 30, 1995
         August 25, 1995

 (zz)    Amendment to Office Lease between           Exhibit 10(b) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. for         September 30, 1995
         Smallwood Village Center dated
         September 5, 1995

 (aaa)   Fourth Amendment to Interstate General      Exhibit 10(yyyy) to
         Company L.P. Retirement Plan, dated         1992 10-K
         July 1, 1992

 (bbb)   Fifth Amendment to Interstate General       Exhibit 10(b) to Form 10-Q
         Company L.P. Retirement Plan dated          for the quarter ended
         June 5, 1995                                June 30, 1995

 (ccc)   Agreement Regarding Partnership Interest    Exhibit 10(nn) to Form S-1
         in Chastleton Apartment Associates
         dated January, 1987

 (ddd)   Stockholders Agreement among Interstate     Exhibit 10(pp) to Form S-1
         and certain stockholders of Interstate
         St. Charles, Inc. dated as of
         December 1, 1986

 (eee)   License Agreement between Interstate        Exhibit 10(qq) to Form S-1
         General Company L.P., Interstate
         General Business Corporation and
         Interstate St. Charles, Inc., dated
         as of December 31, 1986

 (fff)   Amendment to License Agreement between      Exhibit 10(rr) to Form S-1
         Interstate General Company L.P.,
         Interstate General Business Corporation
         and Interstate General Company L.P.,
         dated as of February 9, 1987

 (ggg)   Unitholders Agreement among Interstate      Exhibit 10(ss) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc., and Interstate
         Properties Trust dated as of
         February 9, 1987

 (hhh)   Agreement dated March 15, 1990 among        Exhibit 10(ddd) to
         Interstate General Company L.P.,            1990 10-K
         Interstate Business Corporation and
         Interstate General Properties

 (iii)   Management service agreement between        Exhibit 10(ee) to Form S-1
         Interstate General Business Corporation     Amendment Exhibit 10(ee)
         and Chastleton Apartments Associates        to 1989 10-K
         as amended February 26, 1987

 (jjj)   Amendment to February 26, 1987              Exhibit 10(bbb) to
         Management Service Agreement between        1993 10-K
         Interstate General Business Corporation
         and Chastleton Apartment Associates
         dated January 1, 1993

 (kkk)   Property management agreement between       Exhibit 10(z) to Form S-1
         Interstate General Properties Limited       Amendment Exhibit 10(z) to
         Partnership and G.L. Limited Partnership    1989 10-K
         as amended September 30, 1985 and as
         amended March 1, 1989

 (lll)   Amendment to Property Management            Exhibit 10(ddd) to
         Agreement between Interstate General        1993 10-K
         Properties Limited Partnership and
         G. L. Limited Partnership dated
         January 1, 1993

(mmm)    Warrant Agreement between HDA Management    Exhibit 10.3 to the S-4
         Corporation, Housing Development
         Associates S.E. and Banco Popular De
         Puerto Rico as Warrant Agent dated
         December 15, 1993

(nnn)    Limited Partnership Agreement of Equus      Exhibit 10(d) to Form 10-Q
         Gaming Company L.P. dated August 1, 1994    for the quarter ended
                                                     June 30, 1994

(ooo)    First Amendment to the Limited              Exhibit 10(e) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(ppp)    Second Amendment to the Limited             Exhibit 10(f) to Form 10-Q
         Partnership Agreement of Equus Gaming       for the quarter ended
         Company L.P. dated August 1, 1994           June 30, 1994

(qqq)    Third Amendment to the Limited              Exhibit 3.4 to
         Partnership Agreement of Equus Gaming       to Registration Statement
         Company L.P.                                on Form S-11 of Equus
                                                     Gaming Company L.P.
                                                     Registration # 33-82750
                                                     (the "Equus S-11")

(rrr)    Registration Rights Agreement with          Exhibit 10.4 to the S-4
         respect to the Warrants dated
         December 15, 1993, among HDAMC, HDA,
         Oppenheimer & Co., Inc. and The
         Argosy Securities Group L.P.

(sss)    Amended and Restated Management             Exhibit 10.6 to the S-4
         Agreement dated December 15, 1993,
         between Interstate General Properties
         Limited Partnership S.E. ("IGP") and
         HDA

(ttt)    Master Support and Services Agreement       Exhibit 10.20 to the
         dated December 9, 1994, between IGC         Equus S-11
         and Equus Gaming Company L.P.

(uuu)    Consulting Agreement dated December 15,     Exhibit 10.21 to the
         1993, between El Comandante Operating       Equus S-11
         Company and Interstate General
         Properties Limited Partnership

(vvv)    Amended and Restated Registration Rights    Exhibit 10.29 to the
         Agreement with Respect to the Warrants      Equus S-11
         dated December 12, 1994, among HDAMC,
         HDA, Oppenheimer & Co., Inc., the
         Argosy Securities Group L.P. and Equus
         Gaming Company L.P.

(www)    Agreement of Purchase and Sale between      Exhibit 10(dddd) to
         Interstate General Company L.P. and         1994 10-K
         Interstate Business Corporation dated
         December 30, 1994 for the Partnership
         Interests in:
              New Forest Apartments General Partnership
              Headen House Associates Limited Partnership
              Fox Chase Apartments General Partnership
              Palmer Apartments Associates
              Wakefield Terrace Associates
              Wakefield Third Age Associates

(xxx)    Agreement of Purchase and Sale between      Exhibit 10(a) to Form 10-Q
         Interstate Business Corporation and         for the quarter ended
         Interstate General Company L.P. dated       June 30, 1996
         June 12, 1996 for the Partnership
         Interests in:
              Wakefield Terrace Associates
              Wakefield Third Age Associates
              Palmer Apartments Associates
              Headen House Associates Limited Partnership

(yyy)    Agreement of Purchase and Sale between      Exhibit 10(c) to Form 10-Q
         A.P.S. Associates Limited Partnership,      for the quarter ended
         Interstate General Company L.P. and         June 30, 1996
         St. Charles Associates L.P. dated
         April 3, 1996

(zzz)    Agreement between H&C Trading, LLC and      Exhibit 10(d) to Form 10-Q
         Interstate General Company L.P. dated       for the quarter ended
         August 6, 1996                              June 30, 1996

(aaaa)   Agreement of Sale between Land Development  Exhibit 10(j) to Form 10-Q
         Associates S.E. and Twenty First Century    for the quarter ended
         Homes S.E. dated September 8, 1995          September 30, 1995

(bbbb)   Option Agreement between Land Development   Exhibit 10(k) to Form 10-Q
         Associates S.E. and Compri Caribe           for the quarter ended
         Hospitality Corp. dated March 31, 1995      September 30, 1995

(cccc)   Amendment to Option Agreement between       Exhibit 10(l) to Form 10-Q
         Land Development Associates S.E. and        for the quarter ended
         Compri Caribe Hospitality Corp. dated       September 30, 1995
         November 13, 1995

(dddd)   Real Estate Sales Contract between          Exhibit 10(c) to Form 10-Q
         American Family Homes, Inc. and             for the quarter ended
         Interstate Business Corporation dated       September 30, 1996
         September 30, 1996

(eeee)   Real Estate Sales Contract between          Exhibit 10(ggggg) to 1996
         American Family Homes, Inc. and             10-K
         Darby Station Limited Partnership,
         Interstate Business Corporation, General
         Partner dated December 20, 1996

(ffff)   Control Transfer Agreement dated            Exhibit 10(hhhhh) to 1996
         December 31, 1996 and Amendment to          10-K
         Control Transfer Agreement dated
         March 25, 1997 between Interstate
         Business Corporation, Interstate
         General Company L.P., Interstate
         General Properties Limited Partnership
         S.E., Housing Development Associates
         S.E., Equus Management Company and
         Equus Gaming Company L.P.

(gggg)   Amendment to Control Transfer Agreement     Filed herewith
         dated December 19, 1997 between
         Interstate Business Corporation,
         Interstate General Company L.P.,
         Interstate General Properties Limited
         Partnership S.E., Housing Development
         Associates S.E., Equus Management Company and Equus Gaming Company L.P.

(hhhh)   Compensation Agreement with                 Exhibit 10(iiiii) to 1996
         Francisco Arrivi dated September 13, 1990   10-K

(iiii)   Real Estate Sales Contract between          Exhibit 10(a) to Form 10-Q
         American Family Homes, Inc. and Deer        for the quarter ended
         Valley Limited Liability Company dated      June 30, 1997
         June 30, 1997

(jjjj)   Agreement of Purchase and Sale between      Exhibit 10(b) to Form 10-Q
         Interstate Business Corporation and         for the quarter ended
         Interstate General Company L.P. dated       June 30, 1997
         June 30, 1997 for the Partnership
         Interest in Coachman's Limited Partnership

(kkkk)   Amendment to Agreement of Purchase and      Filed herewith
         Sale between Interstate General Company
         L.P. and Interstate Business Corporation dated December 31, 1997 for the Partnership
         Interest in Coachman's Limited Partnership

(llll)   Agreement of Purchase and Sale between      Exhibit 10(c) to Form 10-Q
         A.P.S. Associates Limited Partnership       for the quarter ended
         and Interstate General Company L.P.         June 30, 1997
         dated June 30, 1997

(mmmm)   Master Loan Agreement dated as of           Exhibit 10(a) to Form 10-Q
         August 1, 1997 by and among Interstate      for the quarter ended
         General Company L.P. and American Community September 30, 1997 Properties Trust, St. Charles Community,
         LLC and Banc One Capital Partners IV, Ltd.

(nnnn)   Agreement between Interstate General        Filed herewith
         Company L.P., Interstate General
         Properties Limited Partnership S.E.,
         Equus Gaming Company L.P., Equus Management
         Company and Housing Development
         Associates S.E. dated December 16, 1997

(oooo)   Agreement to Retire Partnership Interest    Filed herewith
         of Interstate General Company L.P. in
         Equus Gaming Company L.P. dated
         December 30, 1997

(pppp)   Guaranty dated December 30, 1997 between    Filed herewith
         Equus Management Company and Interstate
         General Company L.P.

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

Dated:  March 31, 1998               By:  /s/ James J. Wilson
      ---------------------               -----------------------------
                                          James J. Wilson
                                          Chairman and Chief
                                          Executive Officer

Dated:  March 31, 1998               By:  /s/ J. Michael Wilson
      ---------------------               -----------------------------
                                          J. Michael Wilson
                                          Vice Chairman, Chief Financial
                                          Officer and Director

Dated:  March 31, 1998               By:  /s/ Cynthia L. Hedrick
      ---------------------               -----------------------------
                                          Cynthia L. Hedrick
                                          Vice President and Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                             Title                     Date
  ---------                   -------------------------          ------

/s/ James J. Wilson                                         March 31, 1998
-------------------------     Chairman, Chief Executive     ---------------
James J. Wilson               Officer and Director


/s/ Edwin L. Kelly                                          March 31, 1998
-------------------------     President, Chief Operating    ---------------
Edwin L. Kelly                Officer and Director


/s/ J. Michael Wilson                                       March 31, 1998
-------------------------     Vice Chairman, Chief          ---------------
J. Michael Wilson             Financial Officer
                              and Director

/s/ Mark Augenblick                                         March 31, 1998
-------------------------     Vice Chairman and             ---------------
Mark Augenblick               Director

  Signature                             Title                     Date
  ---------                   -------------------------          ------


/s/ Francisco Arrivi Cros                                   March 31, 1998
-------------------------     Senior Vice President         ---------------
Francisco Arrivi Cros         and Director


/s/ Donald G. Blakeman                                      March 31, 1998
----------------------        Director                      ---------------
Donald G. Blakeman


/s/ Thomas J. Shafer                                        March 31, 1998
----------------------        Director                      ---------------
Thomas J. Shafer


/s/ Joel H. Cowan                                           March 31, 1998
----------------------        Director                      ---------------
Joel H. Cowan



----------------------        Director                      ---------------
Thomas B. Wilson

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                          EXHIBIT
-------                         -------


10.            Material contracts

   (g)         Employment Agreement between Interstate General Company L.P.
               and Mark Augenblick dated March 11, 1998.

(gggg) Amendment to Control Transfer Agreement dated December 19, 1997 between Interstate Business Corporation, Interstate General Company L.P., Interstate General Properties Limited Partnership S.E., Housing Development Associates S.E., Equus Management Company and Equus Gaming Company L.P.

(kkkk) Amendment to Agreement of Purchase and Sale between Interstate General Company L.P. and Interstate Business Corporation dated December 31, 1997 for the Partnership Interest in Coachman's Limited Partnership

(nnnn)         Agreement between Interstate General Company L.P.,
               Interstate General Properties Limited Partnership S.E., Equus Gaming Company L.P., Equus Management Company and Housing Development Associates S.E. dated December 16, 1997

(oooo) Agreement to Retire Partnership Interest of Interstate General Company L.P. in Equus Gaming Company L.P. dated December 30, 1997

(pppp) Guaranty dated December 30, 1997 between Equus Management Company and Interstate General Company L.P.

21.            List of Subsidiaries of Interstate General Company L.P.

27.            Financial Data Schedule