Form 10-Q/A
period 1997-06-30
INTERSTATE GENERAL CO L P
filed 1998-04-13
CIK 807364

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

     Item 1 of the report on Form 10-Q of Interstate General Company L.P. dated August 14, 1997 is amended with respect to the consolidated financial statements and the accompanying Notes 3 and 5 for the three and six months ended June 30, 1997. The discussions of equity in earnings from partnerships and developer fees in Item 2 were also amended.

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                   1997            1996
                                                ----------      ----------
REVENUES
  Community development - land sales
    to non-affiliates                           $    2,619      $    4,154
    to affiliates                                    3,000           6,006
  Homebuilding - home sales                          3,712           5,717
  Equity in earnings from partnerships and
    developer fees                                     683          15,758
  Investment in gaming properties                      549              --
  Rental property revenues                           4,300           3,241
  Management and other fees, substantially
    all from related entities                        2,269           3,270
  Interest and other income                            488             531
                                                ----------      ----------
    Total revenues                                  17,620          38,677
                                                ----------      ----------
EXPENSES
  Cost of land sales, including purchases
    from affiliates of $1,659 and $3,304             3,555           7,189
  Cost of home sales                                 3,612           5,374
  Selling and marketing                                571             674
  General and administrative                         3,532           4,213
  Interest expense                                   1,817           2,938
  Rental properties operating expense                1,768           1,400
  Depreciation and amortization                      1,089             712
  Wetlands litigation expenses                          68             650
  Write-off of deferred project costs                    6             217
                                                ----------      ----------
    Total expenses                                  16,018          23,367
                                                ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              1,602          15,310

PROVISION FOR INCOME TAXES                             112           5,443
                                                ----------      ----------

INCOME BEFORE MINORITY INTEREST                      1,490           9,867
MINORITY INTEREST                                       13             475
                                                ----------      ----------
NET INCOME                                      $    1,477      $    9,392
                                                ==========      ==========
NET INCOME PER UNIT                             $      .14      $      .91
                                                ==========      ==========
NET INCOME
  General Partners                              $       15      $       94
  Limited Partners                                   1,462           9,298
                                                ----------      ----------
                                                $    1,477      $    9,392
                                                ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                  10,257          10,257
                                                ==========      ==========
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                   1997            1996
                                                ----------      ----------
REVENUES
  Community development - land sales
    to non-affiliates                           $    1,170      $      848
    to affiliates                                    3,000           6,006
  Homebuilding - home sales                          1,838           2,993
  Equity in earnings from partnerships and
    developer fees                                     266             430
  Investment in gaming properties                      549              --
  Rental property revenues                           2,142           2,120
  Management and other fees, substantially
    all from related entities                          926           1,061
  Interest and other income                            342             334
                                                ----------      ----------
    Total revenues                                  10,233          13,792
                                                ----------      ----------
EXPENSES
  Cost of land sales, including purchases
    from affiliates of $1,659 and $3,657             2,612           4,493
  Cost of home sales                                 1,827           2,685
  Selling and marketing                                327             339
  General and administrative                         1,871           1,577
  Interest expense                                     895           1,200
  Rental properties operating expense                  933             968
  Depreciation and amortization                        512             432
  Wetlands litigation expenses                          68             650
  Write-off of deferred project costs                    1              95
                                                ----------      ----------
    Total expenses                                   9,046          12,439
                                                ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              1,187           1,353

PROVISION FOR INCOME TAXES                              --             620
                                                ----------      ----------
INCOME BEFORE MINORITY INTEREST                      1,187             733
MINORITY INTEREST                                      (35)            403
                                                ----------      ----------
NET INCOME                                      $    1,222      $      330
                                                ==========      ==========
NET INCOME PER UNIT                             $      .12      $      .03
                                                ==========      ==========
NET INCOME
  General Partners                              $       12      $        3
  Limited Partners                                   1,210             327
                                                ----------      ----------
                                                $    1,222      $      330
                                                ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                  10,257          10,257
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

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                                    June 30,   December 31,
                                                      1997         1996
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                      $ 30,652     $ 34,077
  Non-recourse debt                                     2,258        2,153
  Accounts payable, accrued liabilities
    and deferred income                                 5,151        4,829
                                                     --------     --------
                                                       38,061       41,059
                                                     --------     --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                         1,004        1,139
  Non-recourse debt                                    39,308       39,508
  Accounts payable and accrued liabilities              3,488        3,202
                                                     --------     --------
                                                       43,800       43,849
                                                     --------     --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                           242          502
  Accounts payable, accrued liabilities
    and deferred income                                 2,271        2,544
                                                     --------     --------
                                                        2,513        3,046
                                                     --------     --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities              3,627        4,078
  Notes payable and capital leases                        650          630
  Accrued income tax liability - current                3,086        3,979
  Accrued income tax liability - deferred               4,338        5,333
                                                     --------     --------
                                                       11,701       14,020
                                                     --------     --------
    Total liabilities                                  96,075      101,974
                                                     --------     --------
PARTNERS' CAPITAL
  General partners' capital                             4,393        4,378
  Limited partners' capital-10,257 Units
    issued and outstanding as of
    June 30, 1997 and December 31, 1996                43,678       42,216
                                                     --------     --------
    Total partners' capital                            48,071       46,594
                                                     --------     --------
    Total liabilities and partners' capital          $144,146     $148,568
                                                     ========     ========


                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1997      1996
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  1,477  $ 9,392
  Adjustments to reconcile net income
    to net cash provided by
    (used by) operating activities:
      Depreciation and amortization                        1,089      712
      Provision for deferred income taxes                   (995)      64
      Equity in earnings from gaming properties             (549)      --
      Equity in earnings from unconsolidated
        partnerships and developer fees                     (683) (15,758)
      Distributions from unconsolidated partnerships       4,967   14,845
      Cost of sales-community development
        and homebuilding                                   7,167   12,563
      Development and construction expenditures           (6,764)  (9,788)
      Equity in loss from homebuilding joint venture          48       19
      Write-off of deferred project cost                       6      217
      Changes in notes and accounts receivable, due
        from affiliates changed $(313) and $(1,918)         (731)  (2,358)
      Changes in accounts payable, accrued
        liabilities and deferred income                     (460)   4,714
                                                         ------- --------
  Net cash provided by operating activities                4,572   14,622
                                                         ------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in assets related to unconsolidated
    rental property partnerships                            (741)     560
  Change in restricted cash                                   88      550
  (Additions to) rental operating properties, net           (350)    (528)
  (Acquisitions) of other assets, net                        (86)    (480)
  Contributions to homebuilding joint venture               (225)     (84)
                                                         ------- --------
  Net cash (used in) investing activities                 (1,314)      18
                                                         ------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from debt financing                        3,321   11,363
  Payment of debt                                         (7,216) (23,932)
  Distributions to Unitholders                                --     (622)
                                                        --------  -------
  Net cash (used in) financing activities                 (3,895) (13,191)
                                                        --------  -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (637)   1,449

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,212    3,476
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  1,575  $ 4,925
                                                        ========  =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1997      1996
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  1,222  $   330
  Adjustments to reconcile net income
    to net cash provided by
    (used by) operating activities:
      Depreciation and amortization                          512      432
      Provision for deferred income taxes                 (1,139)      69
      Equity in earnings from gaming properties             (549)      --
      Equity in earnings from unconsolidated
        partnerships and developer fees                     (266)    (430)
      Distributions from unconsolidated partnerships       4,636   14,567
      Cost of sales-community development
        and homebuilding                                   4,439    7,179
      Development and construction expenditures           (4,554)  (6,071)
      Equity in loss from homebuilding joint venture          27       19
      Write-off of deferred project cost                       1       95
      Changes in notes and accounts receivable, due
        from affiliates changed $(605) and $(1,580)         (846)  (1,989)
      Changes in accounts payable, accrued
        liabilities and deferred income                     (413)  (1,603)
                                                         ------- --------
  Net cash provided by operating activities                3,070   12,598
                                                         ------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in assets related to unconsolidated
    rental property partnerships                            (775)   1,247
  Change in restricted cash                                  214      (39)
  (Additions to) rental operating properties, net           (205)    (426)
  (Dispositions) of other assets, net                        210     (354)
  Contributions to homebuilding joint venture                 (1)     (84)
                                                         ------- --------
  Net cash (used in) investing activities                   (557)     344
                                                         ------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from debt financing                        2,032    8,343
  Payment of debt                                         (4,084) (17,914)
  Distribution to Unitholders                                 --     (622)
                                                        --------  -------
  Net cash (used in) financing activities                 (2,052) (10,193)
                                                        --------  -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         461    2,749

CASH AND CASH EQUIVALENTS, MARCH 31,                       1,114    2,176
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  1,575  $ 4,925
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

                                              Partnership Status
                                   ---------------------------------------
                                     Equity    Equity   Properties
                                    Method at Method to    Sold
                                     June 30, March 31,  March 15,
                                       1997      1996      1996    Total
                                    --------- --------- ---------- -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    June 30, 1997                    $140,155      $--       $--  $140,155
    December 31, 1996                 141,107       --        --   141,107
  Total Non-Recourse Debt
    June 30, 1997 (a)                 145,273       --        --   145,273
    December 31, 1996                 136,468       --        --   136,468
  Total Other Liabilities
    June 30, 1997                      24,040       --        --    24,040
    December 31, 1996                  23,678       --        --    23,678
  Total Equity
    June 30, 1997 (a)                 (29,159)      --        --   (29,159)
    December 31, 1996                 (19,038)      --        --   (19,038)
  Company's Investment
    June 30, 1997 (a)                   7,637       --        --     7,637
    December 31, 1996                  11,425       --        --    11,425

                                              Partnership Status
                                   ---------------------------------------
                                     Equity    Equity   Properties
                                    Method at Method to    Sold
                                     June 30, March 31,  March 15,
                                       1997      1996      1996    Total
                                    --------- --------- ---------- -----
SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended June 30, 1997    8,081       --        --     8,081
    Three Months Ended June 30, 1996    8,175       --        --     8,175
    Six Months Ended June 30, 1997 (a) 16,298       --        --    16,298
    Six Months Ended June 30, 1996     16,285    1,018     1,103    18,406
  Net Income (Loss)
    Three Months Ended June 30, 1997     (392)      --        --      (392)
    Three Months Ended June 30, 1996      181       --        --       181
    Six Months Ended June 30, 1997 (a)   (241)      --        --      (241)
    Six Months Ended June 30, 1996         14      135       109       258
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended June 30, 1997      266       --        --       266
    Three Months Ended June 30, 1996      455        2        --       457
    Six Months Ended June 30, 1997        683       --        --       683
    Six Months Ended June 30, 1996        953      267        --     1,220

SUMMARY OF OPERATING CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended June 30, 1997    2,371       --        --     2,371
    Three Months Ended June 30, 1996    2,696       --        --     2,696
    Six Months Ended June 30, 1997      2,811       --        --     2,811
    Six Months Ended June 30, 1996      3,743      220       387     4,350

  Company's share of cash flows
  from operating activities
    Three Months Ended June 30, 1997      873       --        --       873
    Three Months Ended June 30, 1996    1,061       --        --     1,061
    Six Months Ended June 30, 1997      1,174       --        --     1,174
    Six Months Ended June 30, 1996      1,358      134       170     1,662

  Company's share of operating
  cash distributions
    Three Months Ended June 30, 1997    4,636       --        --     4,636
    Three Months Ended June 30, 1996       28       --        --        28
    Six Months Ended June 30, 1997      4,967       --        --     4,967
    Six Months Ended June 30, 1996        153      154        --       307

SUMMARY OF 1996 SALES TRANSACTION:
  Six Months Ended June 30, 1996
    Gain on Sale                       $   --  $    --   $39,934   $39,934
    Company's Equity and Earnings
      Recognition                          --       --    14,538    14,538
    Total Distribution of Sales
      Proceeds                             --       --    36,235    36,235
    Company's Share of
      Sales Proceeds Distribution          --       --    15,165    15,165

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

     During the second quarter of 1997, IGC sold to IBC its 49% limited partner interest and 90% of its 1% general partner interest in Coachman's. This transaction had no impact on the Company's results of operations.

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

     Equity in Earnings from Partnerships and Developer Fees. Equity in earnings decreased to $683,000 during the first six months of 1997 from $15,758,000 during the first six months of 1996. This decrease was primarily due to the $14,538,000 earned on the LIHPRHA sale during the 1996 period, the elimination of the equity in earnings in the four partnerships consolidated during the 1997 period, and the reduction in earnings from two projects beginning the condominium conversion process during 1997.

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

     Equity in Earnings from Partnerships and Developer Fees. Equity in earnings decreased $164,000 during the second three months of 1997 compared to the same period in 1996. This decrease was primarily due to reduced earnings from two projects beginning the condominium conversion process during 1997, and a reduction in distributions recognized as income in 1997 over the same period in 1996.

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


                                        INTERSTATE GENERAL COMPANY L.P.
                                        -------------------------------
                                                  (Registrant)


                                        By:  Interstate General Management
                                             Corporation
                                             Managing General Partner


Dated:   April 13, 1998                  By: /s/ Edwin L. Kelly
        -----------------                    -----------------------------
                                             Edwin L. Kelly
                                             President and Chief Operating
                                             Officer