Form 10-Q/A
period 1997-09-30
INTERSTATE GENERAL CO L P
filed 1998-04-13
CIK 807364

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

     Item 1 of the report on Form 10-Q of Interstate General Company L.P. dated November 14, 1997 is amended with respect to the consolidated financial statements and the accompanying Notes 3 and 5 for the three and
six months ended September 30, 1997.   The discussions of equity in
earnings from partnerships and developer fees in Item 2 were also amended.

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                      1997         1996
                                                   ----------   -----------
REVENUES
  Community development - land sales
    to non-affiliates                             $    4,529    $    4,358
    to affiliates                                      3,000         5,678
  Homebuilding - home sales                            5,510         8,002
  Equity in earnings from partnerships and
    developer fees                                       988        16,268
  Investment in gaming properties                        549             4
  Rental property revenues                             6,540         5,380
  Management and other fees, substantially
    all from related entities                          3,038         4,001
  Interest and other income                              640           750
                                                  ----------    ----------
    Total revenues                                    24,794        44,441
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                   4,873         7,538
  Cost of home sales                                   5,457         7,540
  Selling and marketing                                  906         1,015
  General and administrative                           5,079         5,960
  Interest expense                                     2,683         4,037
  Rental properties operating expense                  2,784         2,379
  Depreciation and amortization                        1,582         1,204
  Wetlands litigation expenses                            68           750
  Write-off of deferred project costs                      6           329
  Spin-off costs                                         300            --
                                                  ----------    ----------
    Total expenses                                    23,738        30,752
                                                  ----------    ----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                          1,056        13,689
PROVISION FOR INCOME TAXES                               558         4,773
                                                  ----------    ----------
INCOME BEFORE MINORITY INTEREST                          498         8,916
MINORITY INTEREST                                       (129)         (393)
                                                  ----------    ----------
NET INCOME                                        $      369    $    8,523
                                                  ==========    ==========
NET INCOME PER UNIT                               $      .04        $  .83
                                                  ==========    ==========
NET INCOME
  General Partners                                $        4    $       85
  Limited Partners                                       365         8,438
                                                  ----------    ----------
                                                  $      369    $    8,523
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,274        10,257
                                                  ==========    ==========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF LOSS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                      1997         1996
                                                   ----------   -----------
REVENUES
  Community development - land sales
    to non-affiliates                             $    1,910    $       10
    to affiliates                                         --            --
  Homebuilding - home sales                            1,798         2,286
  Equity in earnings from partnerships and
    developer fees                                       305           509
  Investment in gaming properties                         --             4
  Rental property revenues                             2,240         2,139
  Management and other fees, substantially
    all from related entities                            769           731
  Interest and other income                              152           219
                                                  ----------    ----------
    Total revenues                                     7,174         5,898
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                   1,318           269
  Cost of home sales                                   1,845         2,166
  Selling and marketing                                  335           324
  General and administrative                           1,547         1,978
  Interest expense                                       866         1,069
  Rental properties operating expense                  1,016           979
  Depreciation and amortization                          493           522
  Wetlands litigation expenses                            --           100
  Write-off of deferred project costs                     --           112
  Spin-off costs                                         300            --
                                                  ----------    ----------
    Total expenses                                     7,720         7,519
                                                  ----------    ----------
LOSS BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                           (546)       (1,621)
PROVISION FOR INCOME TAXES                               446          (670)
                                                  ----------    ----------
LOSS BEFORE MINORITY INTEREST                           (992)         (951)
MINORITY INTEREST                                       (116)           82
                                                  ----------    ----------
NET LOSS                                          $   (1,108)   $     (869)
                                                  ==========    ==========
NET LOSS PER UNIT                                 $     (.11)   $     (.08)
                                                  ==========    ==========
NET LOSS
  General Partners                                $      (11)   $       (9)
  Limited Partners                                    (1,097)         (860)
                                                  ----------    ----------
                                                  $   (1,108)   $     (869)
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,274        10,257
                                                  ==========    ==========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                A S S E T S
                                                September 30,  December 31,
                                                     1997          1996
                                                -------------  -----------
                                                 (Unaudited)    (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                     $  2,508      $  2,212
  Restricted cash                                       738           988
                                                   --------      --------
                                                      3,246         3,200
ASSETS RELATED TO COMMUNITY DEVELOPMENT            --------      --------
  Land and development costs
    Puerto Rico                                      35,033        34,034
    St. Charles, Maryland                            27,267        26,980
    Other United States locations                    14,478        16,256
    Notes receivable on lot sales and other,
      substantially all due from affiliates           7,153         5,815
                                                   --------      --------
                                                     83,931        83,085
ASSETS RELATED TO INVESTMENT PROPERTIES            --------      --------
  Operating properties, net of accumulated
    depreciation of $21,467 and $20,658 as
    of September 30, 1997 and December 31,
    1996, respectively                               38,374        39,219
  Investment in unconsolidated rental property
    partnerships                                      8,309        11,723
  Other receivables, net of reserves of
    $34 and $121 as of September 30,
    1997 and December 31, 1996, respectively            744         1,290
                                                   --------      --------
                                                     47,427        52,232
ASSETS RELATED TO HOMEBUILDING                     --------      --------
  Homebuilding construction and land                  1,939         2,016
  Investment in joint venture                           454           275
  Receivables and other                                 163           200
                                                   --------      --------
                                                      2,556         2,491
OTHER ASSETS                                       --------      --------
  Goodwill, less accumulated amortization of
    $1,154 and $1,039 as of September 30, 1997
    and December 31, 1996, respectively               1,881         1,995
  Deferred costs regarding waste technology and
    other projects, receivables and other, net of
    reserves of $31 and $69 as of September 30,
    1997 and December 31, 1996                        8,869         4,336
  Property, plant and equipment, less accumulated
    depreciation of $2,440 and $2,425 as of
    September 30, 1997 and December 31, 1996,
    respectively                                      1,136         1,229
                                                   --------      --------
                                                     11,886         7,560
                                                   --------      --------
    Total assets                                   $149,046      $148,568
                                                   ========      ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                               September 30,   December 31,
                                                    1997           1996
                                               -------------   ------------
                                                (Unaudited)      (Audited)
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $ 38,055        $ 34,077
  Non-recourse debt                                  2,302           2,153
  Accounts payable, accrued liabilities
    and deferred income                              5,051           4,829
                                                  --------        --------
                                                    45,408          41,059
                                                  --------        --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                        968           1,139
  Non-recourse debt                                 39,206          39,508
  Accounts payable and accrued liabilities           3,443           3,202
                                                  --------        --------
                                                    43,617          43,849
                                                  --------        --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                         56             502
  Accounts payable, accrued liabilities
    and deferred income                              2,667           2,544
                                                  --------        --------
                                                     2,723           3,046
                                                  --------        --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           3,434           4,078
  Notes payable and capital leases                     649             630
  Accrued income tax liability - current             1,360           3,979
  Accrued income tax liability - deferred            4,892           5,333
                                                  --------        --------
                                                    10,335          14,020
                                                  --------        --------
    Total liabilities                              102,083         101,974
                                                  --------        --------
PARTNERS' CAPITAL
  General partners' capital                          4,382           4,378
  Limited partners' capital-10,257 Units
    issued and outstanding as of September
    30, 1997 and December 31, 1996                  42,581          42,216
                                                  --------        --------
    Total partners' capital                         46,963          46,594
                                                  --------        --------
    Total liabilities and partners' capital       $149,046        $148,568
                                                  ========        ========



                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)


                                                        1997        1996
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $   369     $ 8,523
  Adjustments to reconcile net income to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                      1,582       1,204
      Provision for deferred income taxes                 (441)        311
      Equity in earnings from gaming properties           (549)         (4)
      Equity in earnings from unconsolidated
        partnerships and developer fees                   (988)    (16,268)
      Distributions from unconsolidated partnerships     5,142      15,603
      Cost of sales-community development
        and homebuilding                                10,330      15,078
      Development and construction expenditures         (9,761)    (14,841)
      Equity in loss from homebuilding joint venture        66          48
      Write-off of deferred project cost                     6         329
      Changes in notes and accounts receivable, due
        from affiliates changed $(363) and $(1,276)       (755)     (1,718)
      Changes in accounts payable, accrued liabilities
        and deferred income                             (2,128)      4,397
                                                       -------     -------
  Net cash provided by operating activities              2,873      12,662
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in assets related to unconsolidated
    rental property partnerships                          (740)        101
  Change in restricted cash                                250         741
  (Additions to) rental operating properties, net         (396)       (439)
  Payment of Fines (see Note 6)                         (3,212)         --
  (Acquisitions) of other assets, net                   (1,461)       (456)
  Contributions to homebuilding joint venture             (245)        (90)
                                                       -------     -------
  Net cash (used in) investing activities               (5,804)       (143)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     19,332      13,243
  Payment of debt                                      (16,105)    (25,948)
  Distributions to Unitholders                              --      (1,140)
                                                       -------     -------
  Net cash provided by (used in) financing activities    3,227     (13,845)
                                                       -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       296      (1,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             2,212       3,476
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 2,508     $ 2,150
                                                       =======     =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)


                                                        1997        1996
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (1,108)    $  (869)
  Adjustments to reconcile net loss to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                        493         492
      Provision for deferred income taxes                  554         247
      Equity in earnings from gaming properties             --          (4)
      Equity in earnings from unconsolidated
        partnerships and developer fees                   (305)       (510)
      Distributions from unconsolidated partnerships       175         758
      Cost of sales-community development
        and homebuilding                                 3,163       2,515
      Development and construction expenditures         (2,997)     (5,053)
      Equity in loss from homebuilding joint venture        18          29
      Write-off of deferred project cost                    --         112
      Changes in notes and accounts receivable, due
        from affiliates changed $(46) and $642             (24)        640
      Changes in accounts payable, accrued liabilities
        and deferred income                             (1,668)       (317)
                                                       -------     -------
  Net cash (used in) operating activities               (1,699)     (1,960)
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in assets related to unconsolidated
    rental property partnerships                             1        (459)
  Change in restricted cash                                162         191
  (Additions to) rental operating properties, net          (46)         89
  Payment of Fines (see Note 6)                         (2,962)         --
  (Acquisitions) of other assets, net                   (1,625)         24
  Contributions to homebuilding joint venture              (20)         (6)
                                                       -------     -------
  Net cash (used in) investing activities               (4,490)       (161)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     16,011       1,880
  Payment of debt                                       (8,889)     (2,016)
  Distributions to Unitholders                              --        (518)
                                                       -------     -------
  Net cash provided by (used in) financing activities    7,122        (654)
                                                       -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       933      (2,775)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,575       4,925
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 2,508     $ 2,150
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

                                                Activity
                                                Prior to   Activity
                                                Consolida- Prior to
                                  Comparable    tion of    Sale of
                                  Partnership   Four Part- Four Part-
                                  Results       nerships   nerships  Total
                                  ------------  ---------  --------- -----
SUMMARY FINANCIAL POSITION:
  Total Assets
    September 30, 1997               $139,065      $--       $--  $139,065
    December 31, 1996                 141,107       --        --   141,107
  Total Non-Recourse Debt
    September 30, 1997 (a)            144,891       --        --   144,891
    December 31, 1996                 136,468       --        --   136,468
  Total Other Liabilities
    September 30, 1997                 24,358       --        --    24,358
    December 31, 1996                  23,678       --        --    23,678
  Total Equity
    September 30, 1997 (a)            (30,184)      --        --   (30,184)
    December 31, 1996                 (19,038)      --        --   (19,038)
  Company's Investment
    September 30, 1997 (a)              7,711       --        --     7,711
    December 31, 1996                  11,425       --        --    11,425

SUMMARY OF OPERATIONS:
  Total Revenue Three Months Ended:
    September 30, 1997 (a)              7,940       --        --     7,940
    September 30, 1996                  8,157       --        --     8,157
  Total Revenue Nine Months Ended:
    September 30, 1997 (a)             24,238       --        --    24,238
    September 30, 1996                 24,442    1,018     1,103    26,563
  Net Income (Loss) Three Months Ended:
    September 30, 1997 (a)               (375)      --        --      (375)
    September 30, 1996                    553       --        --       553
  Net Income (Loss) Nine Months Ended:
    September 30, 1997 (a)               (616)      --        --      (616)
    September 30, 1996                    567      135       109       811
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended:
      September 30, 1997 (a)              305       --        --       305
      September 30, 1996                  406        3        --       409
    Nine Months Ended:
      September 30, 1997                  988       --        --       988
      September 30, 1996                1,359      270        --     1,629

                                                Activity
                                                Prior to   Activity
                                                Consolida- Prior to
                                  Comparable    tion of    Sale of
                                  Partnership   Four Part- Four Part-
                                  Results       nerships   nerships  Total
                                  ------------  ---------  --------- -----
SUMMARY OF OPERATING CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended:
      September 30, 1997                1,185       --        --     1,185
      September 30, 1996                1,191       --        --     1,191
    Nine Months Ended:
      September 30, 1997                3,996       --        --     3,996
      September 30, 1996                4,934      220       387     5,541

  Company's share of cash flows
  from operating activities
    Three Months Ended:
           Sepember 30, 1997              412       --        --       412
      September 30, 1996                  498       --        --       498
    Nine Months Ended:
      September 30, 1997                1,586       --        --     1,586
      September 30, 1996                1,856      134       170     2,160

  Operating cash distributions
    Three Months Ended:
      September 30, 1997                  478      294        --       772
      September 30, 1996                  491      236        --       727
    Nine Months Ended:
      September 30, 1997 (a)           10,627      523        --    11,150
      September 30, 1997                  883      590        --     1,473

  Company's share of operating
  cash distributions
    Three Months Ended:
      September 30, 1997                  179       --        --       179
      September 30, 1996                  214       --        --       214
    Nine Months Ended:
      September 30, 1997 (a)            5,146       --        --       514
      September 30, 1996                  367      154        --       521

SUMMARY OF 1996 SALES TRANSACTION:
  Nine Months Ended September 30, 1996
    Gain on Sale                           --       --    39,934    39,934
    Company's Equity and Earnings
      Recognition                          --       --    14,639    14,639
    Total Distribution of Sales
      Proceeds                             --       --    36,118    36,235
    Company's Share of
      Sales Proceeds Distribution          --       --    15,165    15,165

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

Equity in Earnings from Partnerships and Developers Fees:

     Equity in earnings decreased $15,280,000 to $988,000 during the nine months ended September 30, 1997, from $16,268,000 during the nine months ended September 30, 1996. This decrease was primarily due to the $14,639,000 earned on the LIHPRHA sale during the 1996 period, the elimination of the equity in earnings in the four partnerships consolidated during the 1997 period, and the reduction in earnings from two projects beginning the condominium conversion process during 1997.

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