Form 10-Q
period 1998-03-31
INTERSTATE GENERAL CO L P
filed 1998-05-15
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

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
                                   INDEX






PART I         FINANCIAL INFORMATION                                Page
                                                                    Number
Item 1.        Consolidated Financial Statements                    ------

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 1998 and
                 1997. (Unaudited)                                       3

               Consolidated Balance Sheets as of March 31, 1998
                 (Unaudited) and December 31, 1997 (Audited).            4

               Consolidated Statements of Cash Flow for the
                 Three Months Ended March 31, 1998 and 1997.
                 (Unaudited)                                             6

               Notes to Consolidated Financial Statements (Unaudited).   7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 1998 and 1997.                    14

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                        19

Item 2.        Material Modifications of Rights of Registrant's         19
               Securities

Item 3.        Default upon Senior Securities                           19

Item 4.        Submission of Matters to a Vote of Security Holders      19

Item 5.        Other Information                                        19

Item 6.        Exhibits and Reports on Form 8-K                         19

               Signatures                                               20

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31,
                  (In thousands, except per unit amounts)
                                (Unaudited)


                                                     1998          1997
                                                  ----------    ----------
REVENUES
  Community development - land sales               $   5,992    $    1,449
  Homebuilding - home sales                            2,030         1,895
  Equity in earnings from partnerships
    and developer fees                                   505           396
  Rental properties revenue                            2,209         2,158
  Management and other fees, substantially
    all from related entities                            976         1,343
  Interest and other income                              246           146
                                                  ----------    ----------
    Total revenues                                    11,958         7,387
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                   3,504           943
  Cost of home sales                                   1,834         1,785
  Selling and marketing                                  333           244
  General and administrative                           1,695         1,661
  Interest expense                                       866           922
  Rental properties operating expense                    896           835
  Depreciation and amortization                          493           577
  Write-off of deferred project costs                     --             5
  Spin-off costs                                         757            --
                                                  ----------    ----------
    Total expenses                                   10,378         6,972
                                                  ----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                1,580           415

PROVISION FOR INCOME TAXES                               335           112
                                                  ----------    ----------

INCOME BEFORE MINORITY INTEREST                        1,245           303
MINORITY INTEREST                                       (198)          (48)
                                                  ----------    ----------
NET INCOME                                        $    1,047    $      255
                                                  ==========    ==========
BASIC NET INCOME PER UNIT                         $      .10    $      .02
                                                  ==========    ==========
NET INCOME
  General Partners                                $       10    $        3
  Limited Partners                                     1,037           252
                                                  ----------    ----------
                                                  $    1,047    $      255
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,332        10,257
                                                  ==========    ==========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S
                                                   March 31,   December 31,
                                                     1998          1997
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                       $  3,234     $  2,273
  Restricted                                            2,136          508
                                                     --------     --------
                                                        5,370        2,781
                                                     --------     --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                        30,877       32,918
    St. Charles, Maryland                              29,124       28,417
    Other United States locations                      15,197       14,698
  Notes receivable on lot sales and other               4,479        6,476
                                                     --------     --------
                                                       79,677       82,509
ASSETS RELATED TO RENTAL PROPERTIES                  --------     --------
  Operating properties, net of accumulated
    depreciation of $21,707 and $21,392, as of
    March 31, 1998 and December 31, 1997,
    respectively                                       37,860       37,829
  Investment in unconsolidated rental property
    partnerships, net of deferred income of
    $2,096 and $2,193 as of March 31, 1998 and
    December 31, 1997, respectively                     7,015        8,657
  Other receivables, net of reserves of
    $285 and $223 as of March 31, 1998
    and December 31, 1997, respectively                   858          805
                                                     --------     --------
                                                       45,733       47,291
                                                     --------     --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                    1,598        1,914
  Investment in joint venture                             853          591
  Receivables and other                                   102           68
                                                     --------     --------
                                                        2,553        2,573
OTHER ASSETS                                         --------     --------
  Deferred costs regarding waste technology and
    other projects, receivables and other               5,218        8,797
  Property, plant and equipment, less accumulated
    depreciation of $2,365 and $2,460 as of March
    31, 1998 and December 31, 1997, respectively        1,068        1,087
                                                     --------     --------
                                                        6,286        9,884
                                                     --------     --------
    Total assets                                     $139,619     $145,038
                                                     ========     ========

                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL

                                                March 31,     December 31,
                                                  1998            1997
                                               -----------    ------------
                                               (Unaudited)     (Audited)

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $ 29,535        $ 35,176
  Non-recourse debt                                  2,324           2,295
  Accounts payable, accrued liabilities
    and deferred income                              4,582           5,245
                                                  --------        --------
                                                    36,441          42,716
                                                  --------        --------

LIABILITIES RELATED TO RENTAL PROPERTIES
  Recourse debt                                        918             969
  Non-recourse debt                                 38,995          39,101
  Accounts payable and accrued liabilities           3,663           3,331
                                                  --------        --------
                                                    43,576          43,401
                                                  --------        --------

LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        211             159
  Accounts payable and accrued liabilities           2,196           2,501
                                                  --------        --------
                                                     2,407           2,660
                                                  --------        --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           5,893           6,330
  Notes payable and capital leases                     604             615
  Accrued income tax liability - current             2,454           1,541
  Accrued income tax liability - deferred            3,909           4,487
                                                  --------        --------
                                                    12,860          12,973
                                                  --------        --------
    Total liabilities                               95,284         101,750
                                                  --------        --------
PARTNERS' CAPITAL
  General partners' capital                          4,355           4,345
  Limited partners' capital-10,332 Units
    issued and outstanding as of
    March 31, 1998 and December 31, 1997            39,980          38,943
                                                  --------        --------
    Total partners' capital                         44,335          43,288
                                                  --------        --------
    Total liabilities and partners' capital       $139,619        $145,038
                                                  ========        ========

                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31,
                              (In thousands)
                                (Unaudited)

                                                            1998      1997
                                                           ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $ 1,047   $   255
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                          493       577
      (Benefit) provision for deferred income taxes         (578)      144
      Equity in earnings from unconsolidated
        partnerships and development fees                   (243)     (417)
      Distributions from unconsolidated partnerships       1,750       331
      Cost of sales-community development
        and homebuilding                                   5,338     2,728
      Homebuilding construction expenditures              (1,518)   (1,461)
      Equity in loss from homebuilding joint venture        (262)       21
      Write-off of deferred project cost                      --         5
      Collection of fines                                  3,212        --
      Changes in notes and accounts receivable, due
        from affiliates changed $2,887 and $386            2,351       115
      Changes in accounts payable, accrued liabilities
        and deferred income                                 (160)      (47)
                                                         -------   -------
  Net cash provided by operating activities               11,430     2,251
                                                         -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales        (2,669)     (749)
  Change in assets related to unconsolidated
    rental property partnerships                             135        34
  Change in restricted cash                               (1,628)     (126)
  (Additions to) disposals of rental operating
    properties, net                                         (458)     (145)
  Acquisitions of other assets, net                         (121)     (296)
  Contributions to homebuilding joint venture                 --      (224)
                                                         -------   -------
  Net cash used in investing activities                   (4,741)   (1,506)
                                                         -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        1,705     1,289
  Payment of debt                                         (7,433)   (3,132)
                                                         -------   -------
  Net cash used in financing activities                   (5,728)   (1,843)
                                                         -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         961    (1,098)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,273     2,212
                                                         -------   -------
CASH AND CASH EQUIVALENTS, MARCH 31,                     $ 3,234   $ 1,114
                                                         =======   =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Outstanding options, warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit and therefore are not presented.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1997.

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, IGC adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income." The adoption of SFAS No. 130 did not have a material effect on IGC's financial statements.

(3)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method (in thousands).

SUMMARY OF FINANCIAL POSITION:                              AS OF
                                                  ------------------------
                                                  March 31,   December 31,
                                                    1998          1997
                                                  ---------   ------------

Total assets                                      $133,541      $138,840
Total non-recourse debt                            144,315       144,595
Total other liabilities                             24,778        24,926
Total equity                                       (35,553)      (30,681)
Company's investment                                 7,015         8,657

SUMMARY OF OPERATIONS:                           FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                   March 31,     March 31,
                                                     1998          1997
                                                  -----------   -----------

Total revenue                                         $8,002        $8,217
Net (loss) income                                       (324)          151
Company's recognition of equity
  in earnings and developer fees                         243           417


SUMMARY OF OPERATING CASH FLOWS:                 FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                   March 31,     March 31,
                                                     1998          1997
                                                  -----------   -----------

Cash flows from operating activities                  $2,987        $  505
Company's share of cash flows from
  operating activities                                   915           349
Operating cash distributions                           4,451           509
Company's share of operating cash
  distributions                                        1,750           331

     The unconsolidated rental properties partnerships as of March 31, 1998 include 19 partnerships owning 4,563 rental units in 22 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Chastleton Apartments Associates, Coachman's Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

     During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues significantly decreased during 1997 and 1998 as the units were vacated in preparation for conversion. As a result, the combined net income for 1997 was $1,239,000 less than the 1996 net income and the cash flow from operations was $2,789,000 less in 1997 than the 1996 cash flow from operations.

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

SUMMARY OF FINANCIAL POSITION:                              AS OF
                                                  ------------------------
                                                  March 31,   December 31,
                                                    1998          1997
                                                  ---------   ------------

Total assets                                       $13,552       $13,374
Total liabilities                                   11,846        12,191
Total equity                                         1,706         1,183
Company's investment                                   853           591


SUMMARY OF OPERATIONS:                           FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                   March 31,     March 31,
                                                     1998          1997
                                                  -----------   -----------

Total revenue                                         $2,185        $   --
Net income (loss)                                        524           (47)
Company's recognition of equity
  in earnings (losses)                                   262           (24)

SUMMARY OF OPERATING CASH FLOWS:                 FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                   March 31,     March 31,
                                                     1998          1997
                                                  -----------   -----------

Cash flows from operating activities                  $  633       $(3,445)
Company's share of cash flows from
  operating activities                                   316        (1,722)
Operating cash distributions                              --            --
Company's share of operating cash
  distributions                                           --            --

(4)  DEBT AND EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC at March 31, 1998 and December 31, 1997 (in thousands):

                                                          Outstanding
                                  Maturity Interest  ----------------------
                                   Dates   Rates (a) March 31, December 31,
                                  From/To  From/To     1998        1997
                                  -------- --------- --------- ------------
Related to community development:
  Recourse debt                   Demand/    P+2.5%/   $29,535    $35,176
                                  07-31-04   10.0% (b)
  Non-recourse debt               08-02-09   P+1.5%      2,324      2,295

Related to investment properties:
  Recourse debt                   Demand     7.35%         918        969
  Non-recourse debt               10-01-19/  6.85%/     38,995     39,101
                                  10-01-28   8.5%

Related to homebuilding projects:
  Recourse debt                   Demand     P+1%          211        159

General:
  Recourse debt                   Demand     P+1.25%/      604        615
                                  08-01-02   12%       -------    -------
    Total debt                                         $72,587    $78,315
                                                       =======    =======

      (a)  P = Prime lending interest rate.

      (b) Approximately $14,536,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.

     As of March 31, 1998, the $29,535,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $14,536,000 of this amount is further secured by investments in apartment rental partnerships.

     As of March 31, 1998, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,212,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

     The homebuilding debt is secured by three homes under construction.

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                             1998    1997
                                                                             ----    ----
INCOME STATEMENT IMPACT

Management and Other Fees (B)
  Unconsolidated subsidiaries                                              $  639  $1,154
  Affiliate of IBC, general partner of IGC                                     58      54
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, and James
    J. Wilson, director                                                        38      37
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, James J. Wilson,
    director, and an Affiliate of IBC, general
    partner of IGC                                                             17      12
                                                                           ------  ------
                                                                           $  752  $1,257
                                                                           ======  ======
Interest and Other Income
  Unconsolidated subsidiaries                                              $   12  $   12
  Affiliate of a former director                                               43      23
  Affiliate of IBC, general partner of IGC
  IBC, general partner of IGC                                                  39      --
  Affiliate of Thomas B. Wilson, director                                      --       4
                                                                           ------  ------
                                                                           $   94  $   39
                                                                           ======  ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                (D1)             $   89  $   79
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                                   32      28
    Unconsolidated subsidiaries                           (D4)                 74      27
                                                                           ------  ------
                                                                           $  195  $  134
                                                                           ======  ======




                                                                                           Increase                 Increase
                                                                                 Balance   (Decrease)   Balance     (Decrease)
                                                                                March 31, in Reserves December 31, in Reserves
                                                                                   1998       1998        1997         1997
                                                                                --------- ----------- ------------ -----------
BALANCE SHEET IMPACT:

Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                                     $  547     $  31       $  552       $ 111
  Affiliate of IBC, general partner
    of IGC                                                                            61        32           51          (9)
  Affiliate of James Michael Wilson,
    director and James J. Wilson,
    director                                                                          29        --           20          --
                                                                                  ------     -----       ------       -----
                                                                                  $  637     $  63       $  623       $ 102
                                                                                  ======     =====       ======       =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former director,                Interest 10%
    secured by land                              payments per month
                                                 $27,000, matures
                                                 April 1, 1998         (A1)       $  965     $  --       $  980       $  --
  Affiliate of a former director,                Interest 10%
    secured by land                              payments per month
                                                 $27,000, matures
                                                 April 1, 1999         (A1)        2,151        --        2,088         388
  Affiliate of IBC, general partner              Interest P+1.5%
   of IGC, secured by land                       matures
                                                 June 29, 1998         (A2)           --        --        2,520          --
                                                                                  ------     -----       ------       -----
                                                                                  $3,116     $  --       $5,588       $ 388
                                                                                  ======     =====       ======       =====

Other Assets
Receivables - All unsecured
  IBC, general partner of IGC                    Payable from IGC
                                                 distributions         (D2)       $  240     $  --       $  681       $  --
  Affiliate of IBC, general partner              demand
   of IGC, and Thomas B. Wilson,
   director                                                            (C)             8        --           12          --
  IBC, general partner of IGC                    demand                              (34)       --          (39)         --
                                                                                  ------     -----       ------       -----
                                                                                  $  214     $  --       $  654       $  --
                                                                                  ======     =====       ======       =====

Liabilities Related to Community Development
  Accounts payable
  Whitman, Requardt                                                    (D3)       $  106     $  --       $  121       $  --
                                                                                  ======     =====       ======       =====

     (A) Land Sales

     IGC sells land to affiliates and non-affiliates with similar terms. The sales prices to affiliates are based on third party appraisals, payable in cash or a combination of a 20% cash down payment and a note for the balance. The notes receivable are secured by deeds of trust on the land sold, and bear an interest rate equal to those charged at that time for land sales. The notes mature in one year or mature in five or less years with annual amortizations. As circumstances dictate, the maturity dates and repayment terms of the notes receivable due from affiliates or non-affiliates have been modified. Any sales transactions that vary from these terms are described below:

     (1) The notes receivable due from an affiliate of a former director did not bear interest until certain infrastructure improvements were completed. This infrastructure was delayed and the interest commencement dates modified. These delays created the additional discount reflected above.

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

(6)  COMPANY RESTRUCTURING

     Management, together with its advisors, is continuing to develop the restructuring plan described in the Registrant's 1997 Form 10-K, whereby the Company distributes shares of American Community Properties Trust ("ACPT") to its owners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Three Months Ended March 31, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $4,543,000 to $5,992,000 during the three months ended March 31, 1998, compared to sales of $1,449,000 during the three months ended March 31, 1997. The increase was attributable to a sale of residential lots in Puerto Rico of $4,000,000. Residential lots in Puerto Rico are sold to homebuilders in bulk creating fluctuations in lot sales revenues when compared on a quarterly basis. The gross profit margin for the three months ended March 31, 1998 increased to 41%, as compared to 35% in the same period of 1997. This increase was due primarily to the sales mix. During the first quarter of 1998, the U.S. division sold a large industrial parcel, located in an undeveloped industrial park, which had a low cost basis. There were not any similar sales during the comparable quarter of 1997.

Homebuilding Operations.

     Revenues from home sales increased 7% to $2,030,000 during the three months ended March 31, 1998, as compared to $1,874,000 during the three months ended March 31, 1997 primarily due to an 8% increase, $9,000, in the average home selling price. The number of homes sold remained constant at 17 for the three months ended March 31, 1998 and March 31, 1997. The gross profit margin was 10% for the first quarter 1998 and 6% for the first quarter 1997. The increase in the gross profit margin can be attributable to the increase in the average selling price discussed above.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, decreased less than 1% to $1,313,000 for the three months ended March 31, 1998, as compared to $1,323,000 in the same period in 1997. The decrease is primarily attributable to a 7% increase in operating expenses offset by a 2% increase in rental revenues. The increase in operating expenses is a result of an increase in overhead and timing difference of utility costs.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased 28% to $505,000 during the three months ended March 31, 1998 as compared to $396,000 during the three months ended March 31, 1997. This increase is primarily due to earnings generated from the Homebuilding Joint Venture during the first quarter of 1998, with no such earning in the first quarter of 1997, offset in part by reduced earnings from partnerships that paid refinancing fees or had reduced income due to temporary reduction in occupancy in the first quarter of 1998 as compared to the same period in 1997.

Management and Other Fees.

     Management and other fees decreased 27% to $976,000 in the first quarter of 1998, as compared to $1,343,000 in the first quarter of 1997. The decrease is primarily attributable to a reduction of $457,000 in fees earned from the refinancing of certain apartment complexes, offset by $100,000 of incentive fees earned during the first quarter of 1998 as compared to the same period in 1997.

Interest Expense.

     Interest expense decreased 6% to $866,000 during the three months ended March 31, 1998, as compared to $922,000 for the three months ended March 31, 1997. This decrease is primarily attributable to a $3,422,000 decrease in outstanding debt from March 31, 1998 as compared to March 31, 1997.

General and Administrative Expense.

     General and administrative expenses increased 2% to $1,695,000 for the three months ended March 31, 1998, as compared to $1,661,000 for the same period of 1997. This increase was a result of general inflation offset in part by management's continued focus on cost efficiency and the reduction of expenses.

Spin-off Costs

     Costs of $757,000 related to the restructuring of the Company were recognized as an expense for the three months ended March 31, 1998. There were no such costs in the first quarter of 1997.

Liquidity and Capital Resources

     Cash and cash equivalents were $3,234,000 and $2,273,000 at March 31, 1998 and December 31, 1997, respectively. This increase was attributable to $11,039,000 provided by operating activities, offset by $3,867,000 and $5,728,000 used in investing and financing activities, respectively. The cash inflow from operating activities was primarily attributable to distributions from unconsolidated partnerships, land sales, collection of wetlands fines previously paid and other notes receivable. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales and deposits into escrow accounts. During the first three months of 1998, $7,433,000 of debt repayments were made as compared to $1,705,000 of debt advances received.

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

Debt Summary

     As of March 31, 1998, substantially all of IGC's assets, with a book value, $140,000,000 were encumbered by $31,000,000 of recourse debt and $41,000,000 of non-recourse debt; $39,000,000 of the non-recourse debt is attributable to the mortgages of consolidated rental property partnerships.

The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Descriptions                 Borrowings    Rate      Date      3/31/98
 ------------                 ----------  --------  --------  -----------

Banc One-term loan (a)           $11,000  P+2.5%     7/31/04      $10,000
Banc One-development loan (a)      4,000  P+2.5%     7/31/04        1,170
Banc One-remediation loan (a)      5,000  P+2.5%     7/31/04        3,366
First Bank-term loan (b)           9,685  P+1.5%     8/31/98        7,399
First Bank-construction loan (b)   5,500  P+1.5%     6/30/98        2,113
Banco Popular (c)                  4,000  P+1.5%     12/5/98           --
RG-Premier Bank (d)                1,560  P+1.5%     4/30/99        1,479
Citibank (e)                         969  (e)         demand          918
Banco Santander (f)                  707  P+1%       9/29/98          640
Washington Savings Bank (g)        1,317  9.5%       9/30/99          818
Miscellaneous land and
  development loans                2,165  Various    Various        2,306
Other miscellaneous                  346  Various    Various          455
                                 -------                          -------
                                 $46,249                          $30,664
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

Forward-Looking Statements

     Certain matters discussed and statements made within this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In a separate proceeding, the Company filed suit in 1990 against Charles County and its County Commissioners in the Circuit Court for Charles County to enforce another provision of the 1989 settlement agreement. The Company claims that the County has failed to conduct an appropriate water and sewer connection fee study as the basis on which to set such fees for the St. Charles communities. This matter has been the subject of extensive previous litigation and in 1992 the Circuit Court for Charles County rendered a judgment in favor of the Company requiring the County to conduct an appropriate study. That decision was affirmed in 1995 by the Court of Special Appeals of Maryland. The litigation filed by IGC in 1997 seeks to enforce the prior court orders that require the County to conduct the appropriate water and sewer connection fee study, to reduce the connection fees paid prospectively in the St. Charles communities, and to obtain repayment of excess fees paid in the past. The Circuit Court has recently ruled in favor of SCA and IGC and has enjoined the County from charging them sewer and water connection fees that exceed $2,040 per housing unit. It is anticipated that the County will vigorously attack the Circuit Court ruling on appeal.

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

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ----------------------

10(a)    Sixth Amendment to Second Amended and       Filed herewith
         Restated Certificate and Agreement of
         Limited Partnership of Interstate
         General Properties Limited Partnership
         S.E. dated as of April 1, 1998


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


Dated:    May 15, 1998                  By:  /s/ James J. Wilson
        -----------------                    -----------------------------
                                             James J. Wilson
                                             Chairman and Chief
                                             Executive Officer


Dated:    May 15, 1998                  By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Vice Chairman, Chief Financial
                                             Officer and Director


Dated:    May 15, 1998                  By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------


10(a) Sixth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership S.E. dated as of April 1, 1998