Form 10-Q
period 1998-06-30
INTERSTATE GENERAL CO L P
filed 1998-08-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR

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

                         10,311,785 Class A Units
                         ------------------------

                      INTERSTATE GENERAL COMPANY L.P.
                                 FORM 10-Q
                                   INDEX





PART I         FINANCIAL INFORMATION                              Page
                                                                  Number
Item 1.        Consolidated Financial Statements                  ------

               Consolidated Statements of Income for
                 the Six Months Ended June 30, 1998 and
                 1997. (Unaudited)                                     3

               Consolidated Statements of Income for
                 the Three Months Ended June 30, 1998 and
                 1997. (Unaudited)                                     4

               Consolidated Balance Sheets at June 30, 1998
                 (Unaudited) and December 31, 1997.                    5

               Consolidated Statements of Cash Flow for the
                 Six Months Ended June 30, 1998 and 1997.
                 (Unaudited)                                           7

               Consolidated Statements of Cash Flow for the
                 Three Months Ended June 30, 1998 and 1997.
                 (Unaudited)                                           8

               Notes to Consolidated Financial Statements.             9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               and Six Month Periods Ended June 30, 1998 and 1997.    18

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                      24

Item 2.        Material Modifications of Rights of Registrant's       24
               Securities

Item 3.        Defaults Upon Senior Securities                        24

Item 4.        Submission of Matters to a Vote of Security Holders    24

Item 5.        Other Information                                      24

Item 6.        Exhibits and Reports on Form 8-K                       25

               Signatures                                             26

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                   1998            1997
                                                ----------      ----------
REVENUES
  Community development-land sales
    Non-affiliates                              $   11,640      $    2,619
    Affiliates                                         620           3,000
  Homebuilding-home sales                            3,630           3,760
  Equity in earnings from partnerships and
    developer fees                                     646             635
  Investment in gaming properties                       --             549
  Rental property revenues                           4,432           4,300
  Management and other fees, including fees
    from affiliates of $1,507 and $2,100             1,749           2,269
  Interest and other income                            804             488
                                                ----------      ----------
    Total revenues                                  23,521          17,620
                                                ----------      ----------
EXPENSES
  Cost of land sales, including purchases
    from affiliates of $490 and $1,689               7,139           3,555
  Cost of home sales                                 3,281           3,612
  Selling and marketing                                668             571
  General and administrative                         3,457           3,532
  Interest expense                                   1,654           1,817
  Rental properties operating expense                1,781           1,768
  Depreciation and amortization                        989           1,089
  Wetlands litigation expenses                          --              68
  Write-off of deferred project costs                   --               6
  Spin-off costs                                     1,048              --
                                                ----------      ----------
    Total expenses                                  20,017          16,018
                                                ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              3,504           1,602
PROVISION FOR INCOME TAXES                             504             112
                                                ----------      ----------

INCOME BEFORE MINORITY INTEREST                      3,000           1,490
MINORITY INTEREST                                     (461)            (13)
                                                ----------      ----------
NET INCOME                                      $    2,539      $    1,477
                                                ==========      ==========
BASIC NET INCOME PER UNIT                       $      .24      $      .14
                                                ==========      ==========
NET INCOME
  General Partners                              $       25      $       15
  Limited Partners                                   2,514           1,462
                                                ----------      ----------
                                                $    2,539      $    1,477
                                                ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                  10,332          10,257
                                                ==========      ==========
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                   1998            1997
                                                ----------      ----------
REVENUES
  Community development-land sales
    Non-affiliates                              $    5,972      $    1,170
    Affiliates                                         296           3,000
  Homebuilding-home sales                            1,600           1,865
  Equity in earnings from partnerships and
    developer fees                                     141             239
  Investment in gaming properties                       --             549
  Rental property revenues                           2,223           2,142
  Management and other fees, including fees
    from affiliates of $755 and $843                   773             926
  Interest and other income                            558             342
                                                ----------      ----------
    Total revenues                                  11,563          10,233
                                                ----------      ----------
EXPENSES
  Cost of land sales, including purchases
    from affiliates of $240 and $1,689               3,635           2,612
  Cost of home sales                                 1,447           1,827
  Selling and marketing                                335             327
  General and administrative                         1,762           1,871
  Interest expense                                     788             895
  Rental properties operating expense                  885             933
  Depreciation and amortization                        496             512
  Wetlands litigation expenses                          --              68
  Write-off of deferred project costs                   --               1
  Spin-off costs                                       291              --
                                                ----------      ----------
    Total expenses                                   9,639           9,046
                                                ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                              1,924           1,187
PROVISION FOR INCOME TAXES                             169              --
                                                ----------      ----------
INCOME BEFORE MINORITY INTEREST                      1,755           1,187
MINORITY INTEREST                                     (263)             35
                                                ----------      ----------
NET INCOME                                      $    1,492      $    1,222
                                                ==========      ==========
BASIC NET INCOME PER UNIT                       $      .14      $      .12
                                                ==========      ==========
NET INCOME
  General Partners                              $       15      $       12
  Limited Partners                                   1,477           1,210
                                                ----------      ----------
                                                $    1,492      $    1,222
                                                ==========      ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                  10,332          10,257
                                                ==========      ==========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S
                                                    June 30,   December 31,
                                                      1998         1997
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                       $  2,590     $  2,273
  Restricted                                            2,352          508
                                                     --------     --------
                                                        4,942        2,781
ASSETS RELATED TO COMMUNITY DEVELOPMENT              --------     --------
  Land and development costs
    Puerto Rico                                        29,866       32,918
    St. Charles, Maryland                              29,816       28,417
    Other United States locations                      15,524       14,698
  Notes receivable on lot sales and other               3,004        6,476
                                                     --------     --------
                                                       78,210       82,509
ASSETS RELATED TO RENTAL PROPERTIES                  --------     --------
  Operating properties, net of accumulated
    depreciation of $22,023 and $21,392 as of June
    30, 1998 and December 31, 1997, respectively       37,530       37,829
  Investment in unconsolidated rental property
    partnerships, net of deferred income of
    $1,998 and $2,193 as of June 30, 1998 and
    December 31, 1997, respectively                     7,202        8,657
  Other receivables, net of reserves of
    $338 and $223 as of June 30, 1998
    and December 31, 1997, respectively                 1,043          805
                                                     --------     --------
                                                       45,775       47,291
                                                     --------     --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                    1,561        1,914
  Investment in joint venture                             754          591
  Receivables and other                                   121           68
                                                     --------     --------
                                                        2,436        2,573
OTHER ASSETS                                         --------     --------
  Deferred costs regarding waste technology and
    other projects, receivables and other               5,744        8,797
  Property, plant and equipment, less accumulated
    depreciation of $2,369 and $2,460 as of June
    30, 1998 and December 31, 1997, respectively        1,101        1,087
                                                     --------     --------
                                                        6,845        9,884
                                                     --------     --------
    Total assets                                     $138,208     $145,038
                                                     ========     ========



                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                                    June 30,   December 31,
                                                      1998         1997
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                      $ 27,229     $ 35,176
  Non-recourse debt                                     2,369        2,295
  Accounts payable, accrued liabilities
    and deferred income                                 4,462        5,245
                                                     --------     --------
                                                       34,060       42,716
                                                     --------     --------
LIABILITIES RELATED TO RENTAL PROPERTIES
  Recourse debt                                           917          969
  Non-recourse debt                                    38,886       39,101
  Accounts payable and accrued liabilities              3,529        3,331
                                                     --------     --------
                                                       43,332       43,401
                                                     --------     --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                           221          159
  Accounts payable and accrued liabilities              2,306        2,501
                                                     --------     --------
                                                        2,527        2,660
                                                     --------     --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities              5,520        6,330
  Notes payable and capital leases                        619          615
  Accrued income tax liability - current                2,587        1,541
  Accrued income tax liability - deferred               3,945        4,487
                                                     --------     --------
                                                       12,671       12,973
                                                     --------     --------
    Total liabilities                                  92,590      101,750
                                                     --------     --------
PARTNERS' CAPITAL
  General partners' capital                             4,368        4,345
  Limited partners' capital-10,332 Units
    issued and outstanding as of
    June 30, 1998 and December 31, 1997                41,250       38,943
                                                     --------     --------
    Total partners' capital                            45,618       43,288
                                                     --------     --------
    Total liabilities and partners' capital          $138,208     $145,038
                                                     ========     ========



                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1998      1997
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $ 2,539  $ 1,477
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                          989    1,089
      Provision for deferred income taxes                   (542)    (995)
      Equity in earnings from gaming properties               --     (549)
      Equity in earnings from unconsolidated
        partnerships and development fees                   (483)    (683)
      Distributions from unconsolidated partnerships       1,796    4,967
      Cost of sales-community development
        and homebuilding                                  10,420    7,167
      Homebuilding construction expenditures              (2,928)  (3,174)
      Equity in loss from homebuilding joint venture        (163)      48
      Write-off of deferred project cost                      --        6
      Collection of fines                                  3,212       --
      Changes in notes and accounts receivable, due
        from affiliates changed $4,046 and $(210)          3,862     (731)
      Changes in accounts payable, accrued
        liabilities and deferred income                     (544)    (460)
                                                         -------  -------
  Net cash provided by operating activities               18,158    8,162
                                                         -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales        (6,312)  (3,590)
  Change in assets related to unconsolidated
    rental property partnerships                             142     (741)
  Change in restricted cash                               (1,844)      88
  Additions to rental operating properties, net             (556)    (350)
  Acquisitions of other assets, net                         (988)     (86)
  Contributions to homebuilding joint venture                 --     (225)
                                                         -------  -------
  Net cash used in investing activities                   (9,558)  (4,904)
                                                         -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        4,154    3,321
  Payment of debt                                        (12,228)  (7,216)
  Distributions to Unitholders                              (209)      --
                                                        --------  -------
  Net cash used in financing activities                   (8,283)  (3,895)
                                                        --------  -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         317     (637)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,273    2,212
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  2,590  $ 1,575
                                                        ========  =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED JUNE 30,
                              (In thousands)
                                (Unaudited)

                                                          1998      1997
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  1,492 $  1,222
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                          496      512
      Provision for deferred income taxes                     36   (1,139)
      Equity in earnings from gaming properties               --     (549)
      Equity in earnings from unconsolidated
        partnerships and development fees                   (240)    (266)
      Distributions from unconsolidated partnerships          46    4,636
      Cost of sales-community development
        and homebuilding                                   5,082    4,439
      Homebuilding construction expenditures              (1,410)  (1,713)
      Equity in loss from homebuilding joint venture          99       27
      Write-off of deferred project cost                      --        1
      Changes in notes and accounts receivable, due
        from affiliates changed $1,159 and $(596)          1,511     (846)
      Changes in accounts payable, accrued
        liabilities and deferred income                     (384)    (413)
                                                         ------- --------
  Net cash provided by operating activities                6,728    5,911
                                                         ------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales        (3,643)  (2,841)
  Change in assets related to unconsolidated
    rental property partnerships                               7     (775)
  Change in restricted cash                                 (216)     214
  Additions to rental operating properties, net              (98)    (205)
  Acquisitions of other assets, net                         (867)     210
  Contributions to homebuilding joint venture                 --       (1)
                                                         ------- --------
  Net cash used in investing activities                   (4,817)  (3,398)
                                                         ------- --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                        2,449    2,032
  Payment of debt                                         (4,795)  (4,084)
  Distribution to Unitholders                               (209)      --
                                                        --------  -------
  Net cash used in financing activities                   (2,555)  (2,052)
                                                        --------  -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (644)     461

CASH AND CASH EQUIVALENTS, MARCH 31,                       3,234    1,114
                                                        --------  -------
CASH AND CASH EQUIVALENTS, JUNE 30,                     $  2,590 $  1,575
                                                        ========  =======

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998
                                (Unaudited)






(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Outstanding options, warrants to purchase Units and Unit Appreciation Rights do not have a material dilutive effect on the calculation of earnings per Unit and therefore are not presented.

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

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, IGC adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 did not have a material effect on IGC's financial statements. The Company intends to implement SFAS No. 131 at December 31, 1998.

(3)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands).

                                                     Projects
                                       Operating    Under Condo
                                       Properties   Conversions    Total
                                       ----------   -----------    -----

SUMMARY FINANCIAL POSITION:
  Total Assets
    June 30, 1998                       $123,209      $ 9,915     $133,124
    December 31, 1997                    129,332        9,509      138,841
  Total Non-Recourse Debt
    June 30, 1998                        132,049       12,720      144,769
    December 31, 1997                    132,984       11,612      144,596
  Total Other Liabilities
    June 30, 1998                         24,812          237       25,049
    December 31, 1997                     24,804          122       24,926
  Total Equity
    June 30, 1998                        (33,652)      (3,042)     (36,694)
    December 31, 1997                    (28,456)      (2,225)     (30,681)
  Company's Investment
    June 30, 1998                          7,207           --        7,207
    December 31, 1997                      8,657           --        8,657

SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended June 30, 1998       7,671           10        7,681
    Three Months Ended June 30, 1997       7,595          485        8,080
    Six Months Ended June 30, 1998        15,590           93       15,683
    Six Months Ended June 30, 1997        15,204        1,093       16,297
  Net Income (Loss)
    Three Months Ended June 30, 1998        (247)        (532)        (779)
    Three Months Ended June 30, 1997        (321)         (70)        (391)
    Six Months Ended June 30, 1998          (285)        (818)      (1,103)
    Six Months Ended June 30, 1997          (311)          70         (241)
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended June 30, 1998         240           --          240
    Three Months Ended June 30, 1997         300          (35)         265
    Six Months Ended June 30, 1998           483           --          483
    Six Months Ended June 30, 1997           647           35          682

                                                     Projects
                                       Operating    Under Condo
                                       Properties   Conversions    Total
                                       ----------   -----------    -----

SUMMARY OF CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended June 30, 1998       1,056       (1,302)        (246)
    Three Months Ended June 30, 1997       1,463          270        1,733
    Six Months Ended June 30, 1998         3,117       (1,706)       1,411
    Six Months Ended June 30, 1997         2,373          437        2,810

  Company's share of cash flows
  from operating activities
    Three Months Ended June 30, 1998         399         (651)        (252)
    Three Months Ended June 30, 1997         448          135          583
    Six Months Ended June 30, 1998         1,120         (853)         267
    Six Months Ended June 30, 1997           956          219        1,175

  Cash distributions
    Three Months Ended June 30, 1998         362           --          362
    Three Months Ended June 30, 1997         417        9,222        9,639
    Six Months Ended June 30, 1998         4,813           --        4,813
    Six Months Ended June 30, 1997           856        9,292       10,148

  Company's share of cash distributions
    Three Months Ended June 30, 1998          46           --           46
    Three Months Ended June 30, 1997          --        4,636        4,636
    Six Months Ended June 30, 1998         1,796           --        1,796
    Six Months Ended June 30, 1997           296        4,671        4,967


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

     During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues started to decline in 1997 as the units were vacated in preparation for conversion.

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

SUMMARY OF FINANCIAL POSITION:                              AS OF
                                                  ------------------------
                                                  June 30,    December 31,
                                                    1998          1997
                                                  ---------   ------------

Total assets                                       $13,105       $13,374
Total liabilities                                   11,597        12,191
Total equity                                         1,508         1,183
Company's investment                                   754           591



SUMMARY OF OPERATIONS:                  FOR THE SIX         FOR THE THREE
                                        MONTHS ENDED        MONTHS ENDED
                                     ------------------  ------------------
                                     June 30,  June 30,  June 30,  June 30,
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------

Total revenue                         $ 4,481  $    --    $ 2,296  $    --
Net income (loss)                         326      (95)      (198)     (48)
Company's recognition of equity
  in earnings (losses)                    163      (48)       (99)     (24)



SUMMARY OF OPERATING CASH FLOWS:        FOR THE SIX         FOR THE THREE
                                        MONTHS ENDED        MONTHS ENDED
                                     ------------------  ------------------
                                     June 30,  June 30,  June 30,  June 30,
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------
Cash flows from operating
  activities                          $ 1,378  $(5,630)   $   745  $(2,185)
Company's share of cash flows
  from operating activities               689   (2,815)       373   (1,093)
Operating cash distributions               --       --         --       --
Company's share of operating cash
  distributions                            --       --         --       --

(4)  DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC at June 30, 1998 and December 31, 1997 (in thousands):

                                                          Outstanding
                                  Maturity Interest  ----------------------
                                   Dates   Rates (a)  June 30, December 31,
                                  From/To  From/To     1998        1997
                                  -------- --------- --------- ------------
Related to community development:
  Recourse debt                   Demand/    P+2.5%/   $27,229    $35,176
                                  07-31-04   10.0% (b)
  Non-recourse debt               08-02-09   P+1.5%      2,369      2,295

Related to investment properties:
  Recourse debt                   Demand     7.35%         917        969
  Non-recourse debt               10-01-19/  6.85%/     38,886     39,101
                                  10-01-28   8.5%

Related to homebuilding projects:
  Recourse debt                   Demand     P+1.5%        221        159

General:
  Recourse debt                   Demand     P+1.25%/      619        615
                                  04-01-03   12%       -------    -------
    Total debt                                         $70,241    $78,315
                                                       =======    =======

      (a)  P = Prime lending interest rate.

      (b) Approximately $14,109,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.

     As of June 30, 1998, the $27,241,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $14,358,000 of this amount is further secured by investments in apartment rental partnerships.

     As of June 30, 1998, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,180,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

     The homebuilding debt is secured by three homes under construction.

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

INCOME STATEMENT IMPACT:
                                                                                   Six Months Ended       Three Months Ended
                                                                                       June 30,                 June 30,
                                                                                   ----------------       ------------------
                                                                                    1998       1997        1998         1997
                                                                                    ----       ----        ----         ----
Community Development - Land Sales (A)
  Homebuilding joint venture                                                      $  620     $   --      $  297       $   --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, director                                 (A2)           --      3,000          --        3,000
                                                                                  ------     ------      ------       ------
                                                                                  $  620     $3,000      $  297       $3,000
                                                                                  ======     ======      ======       ======
Cost of Land Sales
  Homebuilding joint venture                                                      $  490     $   --      $  240       $   --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, director                                 (A2)           --      1,689          --        1,689
                                                                                  ------     ------      ------       ------
                                                                                  $  490     $1,689      $  240       $1,689
                                                                                  ======     ======      ======       ======

Management and Other Fees (B)
  Unconsolidated subsidiaries                                                     $1,265     $1,755      $  626       $  601
  Affiliate of IBC, general partner of IGC                             (B1,2)        125        234          67          180
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, and James
    J. Wilson, director                                                               77         74          39           37
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, James J. Wilson,
    director, and an Affiliate of IBC, general
    partner of IGC                                                                    40         37          23           25
                                                                                  ------     ------      ------       ------
                                                                                  $1,507     $2,100      $  755       $  843
                                                                                  ======     ======      ======       ======
Interest and Other Income
  Unconsolidated subsidiaries                                                     $   24     $   24      $   12       $   12
  Affiliate of a former director                                                      57         91          14           68
  Affiliate of IBC, general partner of IGC                                            39         --          --           --
  Affiliate of Thomas B. Wilson, director                                             --          9          --            5
                                                                                  ------     ------      ------       ------
                                                                                  $  120     $  124      $   26       $   85
                                                                                  ======     ======      ======       ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                             (D1)       $  162     $  155      $   73       $   76
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                                          64         57          32           29
    Unconsolidated subsidiaries                                        (D4)          105         55          31           28
                                                                                  ------     ------      ------       ------
                                                                                  $  331     $  267      $  136       $  133
                                                                                  ======     ======      ======       ======


BALANCE SHEET IMPACT:
                                                                                             Increase                 Increase
                                                                                 Balance     (Decrease)   Balance     (Decrease)
                                                                                 June 30,   in Reserves December 31, in Reserves
                                                                                   1998         1998        1997         1997
                                                                                 --------   ----------- ------------ -----------
Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                                     $  751       $  56       $  552       $ 111
  Affiliate of IBC, general partner
    of IGC                                                             (B1,2)         85          59           51          (9)
  Affiliate of James Michael Wilson,
    director and James J. Wilson,
    director                                                                          55          --           20          --
                                                                                  ------       -----       ------       -----
                                                                                  $  891       $ 115       $  623       $ 102
                                                                                  ======       =====       ======       =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former director,                Interest 10%
    secured by land                              matured April 1,
                                                 1998, paid            (A1)       $   --       $  --       $  980       $  --
  Affiliate of a former director,                Interest 10%
    secured by land                              payments per month
                                                 $27,000, matures
                                                 April 1, 1999         (A1)        2,111          --        2,088         388
  Affiliate of IBC, general partner              Interest P+1.5%
   of IGC, secured by land                       matured June 29,
                                                 1998, paid            (A2)           --          --        2,520          --
                                                                                  ------       -----       ------       -----
                                                                                  $2,111       $  --       $5,588       $ 388
                                                                                  ======       =====       ======       =====

Other Assets
Receivables - All unsecured
  IBC, general partner of IGC                    Payable from IGC
                                                 distributions, paid   (D2)       $   --       $  --       $  681       $  --
  Affiliate of IBC, general partner              demand
   of IGC, and Thomas B. Wilson,
   director                                                            (C)            34          --           12          --
  IBC, general partner of IGC                    demand                              (33)         --          (39)         --
                                                                                  ------       -----       ------       -----
                                                                                  $    1       $  --       $  654       $  --
                                                                                  ======       =====       ======       =====

Liabilities Related to Community Development
  Accounts payable
  Whitman, Requardt                                                    (D3)       $  188       $  --       $  121       $  --
                                                                                  ======       =====       ======       =====

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

     (B) Management and Other Services

     IGC provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due upon demand. Certain partnerships experiencing cash shortfalls have not paid timely. As such, these receivable balances are reserved until satisfied or the prospects of collectibility improves. Decreases to the reserves for other than routine cash payments are discussed below:

     (1) During the second quarter of 1997, an affiliate of IBC purchased the management fees receivable of $190,000 due from Chastleton, Coachman's, Rolling Hills, and Village Lake for a cash payment of $190,000. The collection of these receivables had previously been questionable and they had been fully reserved. This transaction resulted in income recognition of $190,000.

     (2) During the second quarter of 1997, IGC sold to IBC its 49% limited partner interest and 99% of its 1% general partner interest in Coachman's Limited Partnership. This transaction had no financial effect on the Company's 1997 annual results of operation.

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

(6)  COMPANY RESTRUCTURING

     The proposed restructure plan has been finalized and presented in American Community Properties Trust's registration statement on Form S-11 which became effective with the Securities and Exchange Commission ("SEC") on August 10, 1998. Copies of the Proxy Statement/Prospectus were mailed on August 11, 1998 to Unitholders of record as of August 10, 1998 soliciting their approval of the restructure. The Unitholder meeting is scheduled for August 31, 1998.

(7)  SUBSEQUENT EVENT

     On July 30, 1998, the Company redeemed the 20% minority interest in Land Development Associates S.E. ("LDA") from an outside partner for $3,000,000. LDA also repaid a $2,400,000 note due to an affiliate of this unrelated partner. This transaction was financed with a $5,600,000 loan from a commercial bank. The loan bears interest at prime plus 1%, matures in one year and is collateralized by an assignment of the 20% partnership interest in LDA and a second mortgage on Parque El Comandante land held by LDA.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Six Months Ended June 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $6,641,000 to $12,260,000 during the six months ended June 30, 1998, compared to sales of $5,619,000 during the six months ended June 30, 1997. The increase was attributable to residential lot sales in Puerto Rico of $7,900,000 which are sold to homebuilders in bulk. The gross profit margin for the six months ended June 30, 1998 increased to 42%, as compared to 37% in the same period of 1997. This increase was due primarily to the sales mix. During the first six months of 1997, 53% of the sales revenue was generated by an undeveloped bulk parcel with a low acquisition cost. In addition, during the first two quarters of 1998, 29% of the sales revenue was generated by sales of commercial parcels, compared to 15% in the first two quarters of 1997. Commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs. Seventy-one percent of the sales were generated by residential sales in the six months ended June 30, 1998, as compared to 31% in the same period of 1997.

Homebuilding Operations.

     Revenues from home sales decreased 3% to $3,630,000 during the six months ended June 30, 1998, as compared to $3,760,000 during the six months ended June 30, 1997. The decrease is primarily due to the phase out of its tract homebuilding operations. The number of homes sold decreased 14% during the first six months of 1998, as compared to the same period in 1997. The gross profit margins increased to 10% during the first six months of 1998, as compared to 3% in the comparable 1997 period. During the six months ended June 30, 1997, the Company closed seven homes that incurred additional costs to cure non-recurring construction problems.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 5% to $2,651,000 for the six months ended June 30, 1998, as compared to $2,532,000 in the same period in 1997. The increase is primarily attributable to a 3% increase in rental revenues offset by a less than 1% increase in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased 2% to $646,000 during the first six months of 1998, as compared to $635,000 during the first six months of 1997. The increase is primarily attributable to an increase of earnings generated from the homebuilding joint venture during the first six months of 1998, as compared to the first six months of 1997, offset in part by reduced earnings from partnerships that paid refinancing fees or had reduced income due to a temporary reduction in occupancy in the first two quarters of 1998 as compared to the same period in 1997.

Management and Other Fees.

     Management and other fees decreased 30% to $1,749,000 in the first six months of 1998, as compared to $2,269,000 in the same period in 1997. This decrease is primarily due to a reduction of $435,000 in fees earned from the refinancing of certain apartment complexes and a reduction of $208,000 in fees recognized related to prior periods earned during the six months ended June 30, 1997, offset by $100,000 of incentive fees earned during the first six months of 1998.

Interest Expense.

     Interest expense decreased 9% to $1,654,000 during the six months ended June 30, 1998, as compared to $1,817,000 for the six months ended June 30, 1997. This decrease is primarily attributable to a $3,873,000 decrease in outstanding debt from June 30, 1998 as compared to June 30, 1997.

General and Administrative Expense.

     General and administrative expenses decreased 2% to $3,457,000 for the six months ended June 30, 1998, as compared to $3,532,000 for the same period of 1997. This decrease is a result of management's continued focus on cost efficiency and the reduction of expenses.

Spin-off Costs.

     Costs of $1,048,000 related to the restructuring of the Company were recognized as an expense for the six months ended June 30, 1998. There were no such costs in the first six months of 1997.

For the Three Months Ended June 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $2,098,000 to $6,268,000 during the three months ended June 30, 1998, compared to sales of $4,170,000 during the three months ended June 30, 1997. The increase was attributable to a sale of residential lots in Puerto Rico of $3,190,000 during the second quarter of 1998 and no such sale in the comparable 1997 period. The gross profit margin for the three months ended June 30, 1998 increased to 42%, as compared to 37% in the same period of 1997. This increase was due primarily to the sales mix. During the second quarter of 1998, 27% of the sales revenue was generated by sales of commercial parcels, with no comparable sales in the second quarter of 1997.
Commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs. Sixty-nine percent of the sales were generated by residential sales in the three months ended June 30, 1998, as compared to 96% in the same period of 1997.

Homebuilding Operations.

     Revenues from home sales decreased 14% during the second quarter of 1998 compared to the same period in 1997 due to there being four fewer settlements in 1998 as a result of the reduced backlog carried over from 1997 in the Virginia area. The gross profit margins increased during the second three months of 1998 to 8% compared to 2% earned during the same period in 1997. During the three months ended June 30, 1997, the Company incurred additional costs to cure non-recurring construction problems on seven homes.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 11% to $1,338,000 for the three months ended June 30, 1998, as compared to $1,209,000 in the same period in 1997. This increase is primarily due to a 4% increase in rental revenues and a 5% decrease in operating expenses.
The increase in rental revenues is primarily a result of a reduction in vacancies and an increase in rental rates. The decrease in operating expenses is a result of a decrease in maintenance expenses and timing difference of utility costs.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings decreased $98,000 to $141,000 during the three months ended June 30, 1998, as compared to $239,000 during the three months ended June 30, 1997. This decrease is primarily attributable to a reduction in earnings from the homebuilding joint venture during the three months ended June 30, 1998, as compared to the same period of 1997 due to construction cost overruns.

Management and Other Fees.

     Management and other fees decreased 16% to $773,000 in the second quarter of 1998, as compared to $926,000 in the second quarter of 1997. This decrease is primarily attributable to a reduction of deferred management fees recognized during the second quarter of 1998, as compared to the second quarter of 1997.

Interest Expense.

     Interest expense decreased 12% to $788,000 during the three months ended June 30, 1998, as compared to $895,000 for the three months ended June 30, 1997. This decrease is a result of reduced outstanding loan balances during the second quarter of 1998 as compared to the same quarter in 1997.

General and Administrative Expense.

     General and administrative expenses decreased 6% to $1,762,000 for the three months ended June 30, 1998, as compared to $1,871,000 for the same period of 1997. This decrease is primarily attributable to management's continued focus on cost efficiency and the reduction of expenses.

Spin-off Costs.

     Costs of $291,000 related to the restructuring of the Company were recognized as an expense for the three months ended June 30, 1998. There were no such costs in the three months ended June 30, 1997.

Liquidity and Capital Resources

     Cash and cash equivalents were $2,590,000 and $2,273,000 at June 30, 1998 and December 31, 1997, respectively. This increase was attributable to $18,158,000 provided by operating activities, offset by $9,558,000 and $8,283,000 used in investing and financing activities, respectively. The cash inflow from operating activities was primarily attributable to distributions from unconsolidated partnerships, land sales, collection of wetlands fines previously paid and other notes receivable. The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales and deposits into escrow accounts. During the first six months of 1998, the Company paid down debt by $8,074,000, net of advances, and distributed $209,000 to the Unitholders.

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

     IGC's principal demands for liquidity are expected to be the continued funding of its current debt service and operating costs, including capital for its waste technology investments as well as potential fines that may be imposed should the Company and the U.S. Attorney's office reach a settlement approved by the court to the Wetlands Litigation. Management believes that the cost of such a settlement would not be materially greater than the $1,500,000 reserved by IGC for the Wetlands Litigation (see Part III, Item 1 to this Form 10-Q). After the Restructuring, management expects to obtain additional funding which can be used by ACPT to fund new community development projects. Such sources of funding may include, but are not limited to, excess operating cash flows, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. IGC's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $9,000,000 of loans that are due in the next twelve months are expected to satisfy the Company's capital needs in 1998. However, there are no assurances that these funds will be generated.

Debt Summary

     As of June 30, 1998, the consolidated rental properties with a net asset book value of $39,000,000 were encumbered by $39,000,000 of non-recourse debt. The remaining assets with a book value of $99,000,000 are substantially all collateralized by $28,000,000 of recourse debt and $2,000,000 of non-recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):

                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Descriptions                 Borrowings    Rate      Date      6/30/98
 ------------                 ----------  --------  --------  -----------

Banc One-term loan (a)           $11,000  P+2.5%     7/31/04      $10,000
Banc One-development loan (a)      4,000  P+2.5%     7/31/04          931
Banc One-remediation loan (a)      5,000  P+2.5%     7/31/04        3,428
First Bank-term loan (b)           9,865  P+1.5%     8/31/98        6,399
First Bank-construction loan (b)   5,500  P+1.5%     9/30/98          347
First Bank-construction loan (b)   8,350  P+1.5%    12/31/00        1,292
RG-Premier Bank (c)                1,641  P+1.5%     4/30/99        1,398
Citibank (d)                         969  (e)         demand          917
Washington Savings Bank (e)        1,317  9.5%       9/30/99          844

Miscellaneous land and
  development loans                2,165  Various    Various        2,278
Other miscellaneous                  346  Various    Various          533
                                 -------                          -------
                                 $50,153                          $28,367
                                 =======                          =======

      (a) The three notes are cross-collateralized by substantially all of the U.S. land and the U.S. and Puerto Rico future cash entitlements pursuant to its ownership interest in the housing partnerships. Interest is paid monthly. The loan agreement calls for a minimum of $2,000,000 principal curtailments in 1998, and $3,000,000 in each of the following six years. In addition, IGC is to establish a $1,000,000 development reserve during 1998. It is IGC's intention to meet the required payments from land sales and proceeds from the refinancing of a rental property. On each anniversary date, IGC is to pay an additional fee, 1% in 1998 and 1999, increasing 1/2% in the following four years, and grant an option to the lender to purchase an additional 75,000 Units at a strike price to be determined after the restructure. The loan agreement covenants include restrictions on additional indebtedness of IGC and St. Charles Community LLC. The loan agreement contains a cross default provision for any amounts in excess of $1,000,000 past due for 45 days after demand notification.

      (b) The three notes are cross collateralized by the Puerto Rico land assets. The interest is paid monthly from an interest reserve. Principal payments are funded through the partial release prices of the collateral. IGC expects to extend the maturity date of these loans. The loan agreement covenants include restrictions on distributions by LDA and additional indebtedness of LDA and cross default provisions for other loan payment defaults.

      (c) The note requires monthly principal payments of $27,000 and is secured by three mortgage notes receivable totalling
           $2,717,600. Interest is paid monthly by advances under the loan agreement.

      (d) The note requires monthly payments of interest calculated at 250 basis points over the cost of funds, 8.406% at December 31, 1997. The note was secured by a letter of credit that expired in January 1998. Management is currently renegotiating the terms of this loan.

      (e) The note requires monthly payments of interest and is collateralized by the land under development for 115 townhome lots in St. Charles, Maryland. The loan is to be repaid from the sale of townhome lots that are currently under an option contract.

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

     IGC's reporting systems are Year 2000 compliant with the exception of one module. The Company has engaged a programmer at a nominal cost to bring this module into compliance. Management is continuing to review the remaining operating systems and computer systems that affect the properties the Company manages. This review is continuing and management has not yet determined whether these remaining systems are Year 2000 compliant, and if not, whether the failure to correct them would have a material effect on the operations or financial performance of IGC.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As reported in Registrant's 10-K for December 31, 1997, convictions in the Wetlands litigation in the United States District Court for the District of Maryland were reversed by the United States Court of Appeals for the Fourth Circuit and the case remanded to the District Court for a new trial.

     Counsel for Registrant is currently engaged in negotiations with the U.S. Attorney's office on a possible disposition of the Wetlands litigation that would require payment of a fine by Registrant, remediation of a portion of two parcels in St. Charles and Registrant's undertaking an environmental compliance program. Registrant would also plead guilty to a single felony count. All other criminal charges in the indictment against Registrant and its president, James J. Wilson, would be dropped. The foregoing settlement proposal has not as yet been agreed upon by either Registrant or the U.S. Government, and there are a number of issues that are still under discussion. If agreement is reached, the disposition must be approved by the court. Management believes that the cost of such a settlement would not be materially greater than the amount ($1.5 million) reserved by IGC for the Wetlands litigation. If such a settlement is reached, a portion of the land in St. Charles presently encumbered by the Wetlands litigation would become available for development.


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

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ----------------------

10(a)    Trust Agreement dated November 10, 1997     Filed herewith
         by and between Interstate General Company
         L.P. and Mark Augenblick, Hans Hertell,
         Thomas B. Wilson and J. Michael Wilson

10(b)    Memorandum of Agreement dated July 16,      Filed herewith
         1998 between The Wilson Family Limited
         Partnership, Interstate Business
         Corporation and Interstate General
         Company L.P.

10(c)    Agreement dated July 8, 1998 between        Filed herewith
         Land Development Associates S.E., Supra
         and Company, S.E., Supra Development
         Corporation, Rexach Construction Company,
         Inc. and Ruben Velez Lebron.


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


Dated:   August 14, 1998                By:  /s/ James J. Wilson
        -----------------                    -----------------------------
                                             James J. Wilson
                                             Chairman and Chief
                                             Executive Officer


Dated:   August 14, 1998                By:  /s/ J. Michael Wilson
        -----------------                    -----------------------------
                                             J. Michael Wilson
                                             Vice Chairman, Chief Financial
                                             Officer and Director


Dated:   August 14, 1998                By:  /s/ Cynthia L. Hedrick
        -----------------                    -----------------------------
                                             Cynthia L. Hedrick
                                             Vice President and Controller

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------

10(a) Trust Agreement dated November 10, 1997 by and between Interstate General Company L.P. and Mark Augenblick, Hans Hertell, Thomas B. Wilson and J. Michael Wilson

10(b) Memorandum of Agreement dated July 16, 1998 between The Wilson Family Limited Partnership, Interstate Business Corporation and Interstate General Company L.P.

10(c) Agreement dated July 8, 1998 between Land Development Associates S.E., Supra and Company, S.E., Supra Development Corporation, Rexach Construction Company, Inc. and Ruben Velez Lebron.