Form 10-Q
period 1998-09-30
INTERSTATE GENERAL CO L P
filed 1998-11-17
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-9393

                      Interstate General Company L.P.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                                     52-1488756
     -------------------------------                   --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                      5160 Parkstone Drive, Suite 110
                        Chantilly, Virginia  20151
                 ----------------------------------------
                 (Address of Principal Executive Offices)
                                (Zip Code)


                              (703) 263-1191
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

                       222 Smallwood Village Center
                       St. Charles, Maryland  20602
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
                                   INDEX


PART I         FINANCIAL INFORMATION                                 Page
                                                                     Number
Item 1.        Consolidated Financial Statements                     ------

               Consolidated Statements of Income for
                 the Nine Months Ended September 30, 1998
                 and 1997. (Unaudited)                                    3

               Consolidated Statements of Loss for
                 the Three Months Ended September 30, 1998
                 and 1997. (Unaudited)                                    4

               Consolidated Balance Sheets at September 30, 1998
                 (Unaudited) and December 31, 1997.                       5

               Consolidated Statements of Cash Flow for the
                 Nine Months Ended September 30, 1998 and 1997.
                 (Unaudited)                                              7

               Consolidated Statements of Cash Flow for the
                 Three Months Ended September 30, 1998 and 1997.
                 (Unaudited)                                              8

               Notes to Consolidated Financial Statements.                9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Nine
               and Three Months Ended September 30, 1998 and 1997.       25

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                         33

Item 2.        Material Modifications of Rights of Registrant's          33
               Securities

Item 3.        Defaults Upon Senior Securities                           33

Item 4.        Submission of Matters to a Vote of Security Holders       33

Item 5.        Other Information                                         34

Item 6.        Exhibits and Reports on Form 8-K                          34

               Signatures                                                35

                      INTERSTATE GENERAL COMPANY L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                      1998         1997
                                                   ----------   -----------
REVENUES
  Community development-land sales
    Non-affiliates                                $   11,986    $    4,529
    Affiliates                                         1,179         3,000
  Homebuilding-home sales                              5,455         5,576
  Equity in earnings from partnerships
    and developer fees                                 1,144           922
  Investment in gaming properties                        549           549
  Rental property revenues                             6,693         6,540
  Management and other fees, substantially
    all from related entities                          2,518         3,038
  Interest and other income                            1,054           640
                                                  ----------    ----------
    Total revenues                                    30,578        24,794
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                   7,954         4,873
  Cost of home sales                                   4,922         5,457
  Selling and marketing                                  979           906
  General and administrative                           4,850         5,079
  Interest expense                                     2,590         2,683
  Rental properties operating expense                  2,748         2,784
  Depreciation and amortization                        1,493         1,582
  Wetlands litigation expenses                            --            68
  Write-off of deferred project costs                     --             6
  Spin-off costs                                       1,831           300
                                                  ----------    ----------
    Total expenses                                    27,367        23,738
                                                  ----------    ----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                          3,211         1,056
PROVISION FOR INCOME TAXES                               740           558
                                                  ----------    ----------
INCOME BEFORE MINORITY INTEREST                        2,471           498
MINORITY INTEREST                                       (446)         (129)
                                                  ----------    ----------
NET INCOME                                        $    2,025    $      369
                                                  ==========    ==========
BASIC NET INCOME PER UNIT                         $      .20    $      .04
                                                  ==========    ==========
NET INCOME
  General Partners                                $       20    $        4
  Limited Partners                                     2,005           365
                                                  ----------    ----------
                                                  $    2,025    $      369
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,327        10,274
                                                  ==========    ==========

                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                      CONSOLIDATED STATEMENTS OF LOSS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                  (In thousands, except per unit amounts)
                                (Unaudited)
                                                      1998         1997
                                                   ----------   -----------
REVENUES
  Community development-land sales
    Non-affiliates                                $      346    $    1,910
    Affiliates                                           559            --
  Homebuilding-home sales                              1,825         1,816
  Equity in earnings from partnerships
    and developer fees                                   498           287
  Investment in gaming properties                        549            --
  Rental property revenues                             2,261         2,240
  Management and other fees, substantially
    all from related entities                            769           769
  Interest and other income                              250           152
                                                  ----------    ----------
    Total revenues                                     7,057         7,174
                                                  ----------    ----------
EXPENSES
  Cost of land sales                                     815         1,318
  Cost of home sales                                   1,641         1,845
  Selling and marketing                                  311           335
  General and administrative                           1,393         1,547
  Interest expense                                       936           866
  Rental properties operating expense                    967         1,016
  Depreciation and amortization                          504           493
  Spin-off costs                                         783           300
                                                  ----------    ----------
    Total expenses                                     7,350         7,720
                                                  ----------    ----------
LOSS BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                           (293)         (546)
PROVISION FOR INCOME TAXES                               236           446
                                                  ----------    ----------
LOSS BEFORE MINORITY INTEREST                           (529)         (992)
MINORITY INTEREST                                         15          (116)
                                                  ----------    ----------
NET LOSS                                          $     (514)   $   (1,108)
                                                  ==========    ==========
BASIC NET LOSS PER UNIT                           $     (.05)   $     (.11)
                                                  ==========    ==========
NET LOSS
  General Partners                                $       (5)   $      (11)
  Limited Partners                                      (509)       (1,097)
                                                  ----------    ----------
                                                  $     (514)   $   (1,108)
                                                  ==========    ==========
WEIGHTED AVERAGE UNITS OUTSTANDING                    10,318        10,274
                                                  ==========    ==========



                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                A S S E T S
                                                September 30,  December 31,
                                                     1998          1997
                                                -------------  -----------
                                                 (Unaudited)    (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                     $  1,721      $  2,273
  Restricted cash                                     2,591           508
                                                   --------      --------
                                                      4,312         2,781
                                                   --------      --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                      31,941        32,918
    St. Charles, Maryland                            32,284        28,417
    Other United States locations                    16,061        14,698
  Notes receivable on lot sales and other             2,879         6,476
                                                   --------      --------
                                                     83,165        82,509
                                                   --------      --------
ASSETS RELATED TO INVESTMENT PROPERTIES
  Operating properties, net of accumulated
    depreciation of $22,343 and $21,392 as
    of September 30, 1998 and December 31,
    1997, respectively                               37,321        37,829
  Investment in unconsolidated rental property
    partnerships, net of deferred income of
    $1,901 and $2,193 as of September 30,
    1998 and December 31, 1997, respectively          7,376         8,657
  Other receivables, net of reserves of
    $128 and $223 as of September 30,
    1998 and December 31, 1997, respectively          1,378           805
                                                   --------      --------
                                                     46,075        47,291
                                                   --------      --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                  2,077         1,914
  Investment in joint venture                           976           591
  Receivables and other                                 121            68
                                                   --------      --------
                                                      3,174         2,573
                                                   --------      --------
OTHER ASSETS
  Deferred costs regarding waste technology and
    other projects, receivables and other             6,635         8,797
  Property, plant and equipment, less accumulated
    depreciation of $2,426 and $2,460 as of
    September 30, 1998 and December 31, 1997,
    respectively                                      1,057         1,087
                                                   --------      --------
                                                      7,692         9,884
                                                   --------      --------
    Total assets                                   $144,418      $145,038
                                                   ========      ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                               September 30,   December 31,
                                                    1998           1997
                                               -------------   ------------
                                                (Unaudited)      (Audited)
LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $ 35,242        $ 35,176
  Non-recourse debt                                     --           2,295
  Accounts payable and accrued liabilities           3,368           4,648
  Deferred income                                      355             597
                                                  --------        --------
                                                    38,965          42,716
                                                  --------        --------
LIABILITIES RELATED TO INVESTMENT PROPERTIES
  Recourse debt                                        905             969
  Non-recourse debt                                 38,775          39,101
  Accounts payable and accrued liabilities           3,482           3,331
                                                  --------        --------
                                                    43,162          43,401
                                                  --------        --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        490             159
  Accounts payable, accrued liabilities
    and deferred income                              2,640           2,501
                                                  --------        --------
                                                     3,130           2,660
                                                  --------        --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           5,936           6,330
  Notes payable and capital leases                     613             615
  Accrued income tax liability - current             2,459           1,541
  Accrued income tax liability - deferred            4,781           4,487
                                                  --------        --------
                                                    13,789          12,973
                                                  --------        --------
    Total liabilities                               99,046         101,750
                                                  --------        --------
PARTNERS' CAPITAL
  General partners' capital                          4,366           4,345
  Limited partners' capital-10,312 and 10,332
    Units issued and outstanding as of September
    30, 1998 and December 31, 1997, respectively    41,006          38,943
                                                  --------        --------
    Total partners' capital                         45,372          43,288
                                                  --------        --------
    Total liabilities and partners' capital       $144,418        $145,038
                                                  ========        ========


                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)

                                                        1998        1997
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 2,025     $   369
  Adjustments to reconcile net income to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                      1,493       1,582
      Provision (benefit) for deferred income taxes        294        (441)
      Equity in earnings from gaming properties           (549)       (549)
      Equity in earnings from unconsolidated
        partnerships and developer fees                   (759)       (988)
      Distributions from unconsolidated partnerships     1,912       5,142
      Cost of sales-community development
        and homebuilding                                12,876      10,330
      Homebuilding construction expenditures            (5,085)     (5,380)
      Equity in loss from homebuilding joint venture      (385)         66
      Write-off of deferred project cost                    --           6
      Collection (payment) of fines (see Note 6)         3,212      (3,212)
      Changes in notes and accounts receivable, due
        from affiliates changed $4,000 and $(259)        3,652        (755)
      Changes in accounts payable, accrued liabilities
        and deferred income                              2,101      (2,128)
                                                       -------     -------
  Net cash provided by operating activities             20,787       4,042
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales     (11,367)     (4,381)
  Change in assets related to unconsolidated
    rental property partnerships                           128        (740)
  Change in restricted cash                             (2,083)        250
  Additions to rental operating properties, net           (780)       (396)
  Acquisitions of other assets, net                     (1,906)     (1,461)
  Contributions to homebuilding joint venture               --        (245)
                                                       -------     -------
  Net cash used in investing activities                (16,008)     (6,973)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                     12,689      19,332
  Payment of debt                                      (14,979)    (16,105)
  Purchase of minority interest in subsidiary           (3,100)         --
  Distributions to Unitholders                            (209)         --
  Issuance of Warrants                                     268          --
                                                       -------     -------
  Net cash (used in) provided by financing activities   (5,331)      3,227
                                                       -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (552)        296
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             2,273       2,212
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 1,721     $ 2,508
                                                       =======     =======
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                              (In thousands)
                                (Unaudited)

                                                        1998        1997
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (514)    $(1,108)
  Adjustments to reconcile net loss to net cash
    provided by (used by) operating activities:
      Depreciation and amortization                        504         493
      Provision for deferred income taxes                  836         554
      Equity in earnings from gaming properties           (549)         --
      Equity in earnings from unconsolidated
        partnerships and development fees                 (276)       (305)
      Distributions from unconsolidated partnerships       116         175
      Cost of sales-community development
        and homebuilding                                 2,456       3,163
      Homebuilding construction expenditures            (2,157)     (2,206)
      Equity in loss from homebuilding joint venture      (222)         18
      Payment of Fines (see Note 6)                         --      (2,962)
      Changes in notes and accounts receivable, due
        from affiliates changed $(46) and $(49)           (210)        (24)
      Changes in accounts payable, accrued liabilities
        and deferred income                              2,645      (1,668)
                                                       -------     -------
  Net cash provided by (used in) operating activities    2,629      (3,870)
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales      (5,055)       (791)
  Change in assets related to unconsolidated
    rental property partnerships                           (14)          1
  Change in restricted cash                               (239)        162
  Additions to rental operating properties, net           (224)        (46)
  Acquisitions of other assets, net                       (918)     (1,625)
  Contributions to homebuilding joint venture               --         (20)
                                                       -------     -------
  Net cash used in investing activities                 (6,450)     (2,319)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                      8,535      16,011
  Payment of debt                                       (2,751)     (8,889)
  Purchase of minority interest in subsidiary           (3,100)         --
  Issuance of Warrants                                     268          --
                                                       -------     -------
  Net cash provided by financing activities              2,952       7,122
                                                       -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (869)        933
CASH AND CASH EQUIVALENTS, JUNE 30                       2,590       1,575
                                                       -------     -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                $ 1,721     $ 2,508
                                                       =======     =======
                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND PRINCIPLES OF ACCOUNTING

     The accompanying consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the results of operations for the interim periods. Certain account balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation. The operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year. Net income per Unit is calculated based on weighted average Units outstanding. Diluted earnings per Unit for the three and nine months ended September 30, 1998 and 1998 does not differ from basic earnings per Unit.

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

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, IGC adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" and will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" at December 31, 1998. The adoption of SFAS No. 130 did not have a material effect on IGC's financial statements.

(3)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method. The information is presented to segregate the two projects undergoing condominium conversion from the operating properties (in thousands).

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----

SUMMARY FINANCIAL POSITION:
  Total Assets
    September 30, 1998                       $122,426    $10,791  $133,217
    December 31, 1997                         129,332      9,509   138,841
  Total Non-Recourse Debt
    September 30, 1998                        131,396     12,014   143,410
    December 31, 1997                         132,984     11,612   144,596
  Total Other Liabilities
    September 30, 1998                         25,050      2,253    27,303
    December 31, 1997                          24,804        122    24,926
  Total Equity
    September 30, 1998                        (34,020)    (3,476)  (37,496)
    December 31, 1997                         (28,456)    (2,225)  (30,681)
  Company's Investment
    September 30, 1998                          7,376         --     7,376
    December 31, 1997                           8,657         --     8,657

SUMMARY OF OPERATIONS:
  Total Revenue
    Three Months Ended September 30, 1998       7,809         10     7,819
    Three Months Ended September 30, 1997       7,618        324     7,942
    Nine Months Ended September 30, 1998       23,399        103    23,502
    Nine Months Ended September 30, 1997       22,822      1,417    24,239
  Net Loss
    Three Months Ended September 30, 1998        (118)      (433)     (551)
    Three Months Ended September 30, 1997        (207)      (169)     (376)
    Nine Months Ended September 30, 1998         (403)    (1,251)   (1,654)
    Nine Months Ended September 30, 1997         (518)       (99)     (617)
  Company's recognition of equity in
  earnings and developer fees
    Three Months Ended September 30, 1998         277         --       277
    Three Months Ended September 30, 1997         341        (35)      306
    Nine Months Ended September 30, 1998          760         --       760
    Nine Months Ended September 30, 1997          988         --       988

                                                        Projects
                                            Operating  Under Condo
                                            Properties Conversions  Total
                                            ---------- -----------  -----
SUMMARY OF CASH FLOWS:
  Cash flows from operating activities
    Three Months Ended September 30, 1998     $ 1,363    $  (899)  $   464
    Three Months Ended September 30, 1997       1,050        136     1,186
    Nine Months Ended September 30, 1998        4,480     (2,605)    1,875
    Nine Months Ended September 30, 1997        3,423        573     3,996

  Company's share of cash flows
  from operating activities
    Three Months Ended September 30, 1998         438       (450)      (12)
    Three Months Ended September 30, 1997         344         67       411
    Nine Months Ended September 30, 1998        1,558     (1,303)      255
    Nine Months Ended September 30, 1997        1,300        286     1,586

  Cash distributions
    Three Months Ended September 30, 1998         261         --       261
    Three Months Ended September 30, 1997         479         --       479
    Nine Months Ended September 30, 1998        5,074         --     5,074
    Nine Months Ended September 30, 1997        1,335      9,292    10,627

  Company's share of cash distributions
    Three Months Ended September 30, 1998         116         --       116
    Three Months Ended September 30, 1997         204        (25)      179
    Nine Months Ended September 30, 1998        1,912         --     1,912
    Nine Months Ended September 30, 1997          500      4,646     5,146

     The unconsolidated rental properties partnerships as of September 30, 1998 include 19 partnerships owning 4,563 rental units in 22 apartment complexes owned by Alturas Del Senorial Associates Limited Partnership, Bannister Associates Limited Partnership, Bayamon Gardens Associates Limited Partnership, Brookside Gardens Limited Partnership, Carolina Associates Limited Partnership, Chastleton Apartments Associates, Coachman's Limited Partnership, Colinas de San Juan Associates Limited Partnership, Crossland Associates Limited Partnership, Essex Apartments Associates Limited Partnership, Huntington Associates Limited Partnership, Jardines de Caparra Associates Limited Partnership, Lakeside Apartments Limited Partnership, Monserrate Associates Limited Partnership, Monte de Oro Associates Limited Partnership, New Center Associates Limited Partnership, San Anton Associates Limited Partnership, Turabo Limited Dividend Partnership and Valle del Sol Limited Partnership. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners have received cash distributions equal to their capital contributions. Thereafter, IGC generally shares in 50% of cash distributions from operations. Pursuant to the partnership agreements, the general partners of the unconsolidated partnerships are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

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

SUMMARY OF FINANCIAL POSITION:

                                                         AS OF
                                             ----------------------------
                                             September 30,   December 31,
                                                 1998            1997
                                             -------------   ------------

Total assets                                      $11,660        $13,374
Total liabilities                                   9,709         12,191
Total equity                                        1,951          1,183
Company's investment                                  976            591


SUMMARY OF OPERATIONS:

                                FOR THE NINE MONTHS   FOR THE THREE MONTHS
                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                -------------------   --------------------
                                  1998        1997      1998         1997
                                  ----        ----      ----         ----

Total revenue                   $ 8,431      $    2    $3,950        $   2
Net income (loss)                   768        (136)      442          (41)
Company's recognition of
  equity in earnings (losses)       384         (68)      221          (20)


SUMMARY OF OPERATING CASH FLOWS:

                                FOR THE NINE MONTHS   FOR THE THREE MONTHS
                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                -------------------   --------------------
                                  1998        1997      1998         1997
                                  ----        ----      ----         ----

Cash flows from operating
  activities                    $ 3,801     $(7,642)  $ 2,423      $(2,012)
Company's share of cash flows
  from operating activities       1,900      (3,821)    1,211       (1,006)
Operating cash distributions         --          --        --           --
Company's share of operating
  cash distributions                 --          --        --           --

(4)  DEBT

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, investments in partnerships, and rental properties. The following table summarizes the indebtedness of IGC at September 30, 1998 and December 31, 1997 (in thousands):

                                                         Outstanding
                              Maturity Interest  --------------------------
                              Dates    Rates (a) September 30, December 31,
                              From/To  From/To        1998         1997
                              -------- --------- ------------- ------------
Related to community
  development:
    Recourse debt             Demand(b)/ P+6.5%/     $35,242      $35,176
                              07-31-04   10.0% (c)
    Non-recourse debt         Paid       P+1.5%           --        2,295

Related to investment
  properties:
    Recourse debt             Demand     8.19%           905          969
    Non-recourse debt         10-01-19/  6.85%/       38,775       39,101
                              10-01-28   8.5%
Related to homebuilding
  projects:
    Recourse debt             Demand/    P+1.5%          490          159
                              08-03-99

General:
    Recourse debt             Demand     P+1.25%/        613          615
                              04-01-03   18.5%       -------      -------
      Total debt                                     $76,025      $78,315
                                                     =======      =======
      (a)  P = Prime lending interest rate.
      (b)  $1,050,000 is due on demand.
      (c) Approximately $15,484,000 of this debt requires additional interest payments on each annual anniversary date. The amount due is 1% of the outstanding balance in 1998 and 1999, and increases 1/2% each year thereafter, through 2003.

     As of September 30, 1998, the $35,242,000 of recourse debt related to community development assets is fully collateralized by substantially all of the community development assets. Approximately $15,484,000 of this amount is further secured by investments in apartment rental partnerships.

     As of September 30, 1998, recourse investment property debt is secured by cash receipts received by the Company pursuant to the terms of a sales contract. The non-recourse investment properties debt is collateralized by apartment projects and secured by FHA or the Maryland Housing Fund. Mortgage notes payable of $7,147,000 have stated interest rates of 7.5% and 7.75%; however, after deducting interest subsidies provided by HUD, the effective interest rate over the life of the loans is 1%.

     The homebuilding debt is secured by eight homes under construction.

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with

IGC during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

INCOME STATEMENT IMPACT:
                                                                                  Nine Months Ended      Three Months Ended
                                                                                    September 30,           September 30,
                                                                                  -----------------      -------------------
                                                                                    1998       1997        1998         1997
                                                                                    ----       ----        ----         ----
Community Development - Land Sales (A)
  Homebuilding joint venture                                                      $1,179     $   --      $  559       $   --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, director                                 (A2)           --      3,000          --           --
                                                                                  ------     ------      ------       ------
                                                                                  $1,179     $3,000      $  559       $   --
                                                                                  ======     ======      ======       ======
Cost of Land Sales
  Homebuilding joint venture                                                      $  936     $   --      $  446       $   --
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, director                                 (A2)           --      1,689          --           30
                                                                                  ------     ------      ------       ------
                                                                                  $  936     $1,689      $  446       $   30
                                                                                  ======     ======      ======       ======
Investment in Gaming Properties
  IBC, general partner of IGC, affiliate of Thomas B.
    Wilson, director                                                   (C)        $  549     $  549      $  549       $   --
                                                                                  ======     ======      ======       ======
Management and Other Fees (B)
  Unconsolidated subsidiaries                                                     $1,795     $2,282      $  530       $  527
  Affiliate of IBC, general partner of IGC                             (B1,2)        183        291          58           57
  Affiliate of James Michael Wilson, director, Thomas B.
    Wilson, director, and James J. Wilson, director                                  118        113          41           39
  Affiliate of James Michael Wilson, director, Thomas B.
    Wilson, director, James J. Wilson, director, and an
    Affiliate of IBC, general partner of IGC                                          62         52          22           15
                                                                                  ------     ------      ------       ------
                                                                                  $2,158     $2,738      $  651       $  638
                                                                                  ======     ======      ======       ======
Interest and Other Income
  Unconsolidated subsidiaries                                                     $   42     $   36      $   18       $   12
  Affiliate of a former director                                                      97        126          40           35
  Affiliate of IBC, general partner of IGC                                            39         --          --           --
  Affiliate of Thomas B. Wilson, director                                             --         13          --            4
                                                                                  ------     ------      ------       ------
                                                                                  $  178     $  175      $   58       $   51
                                                                                  ======     ======      ======       ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                             (D1)       $  246     $  246      $   84       $   91
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                           (B3)          (59)        88        (123)          31
    Unconsolidated subsidiaries                                        (B3,D4)         8         86         (97)          31
                                                                                  ------     ------      ------       ------
                                                                                  $  195     $  420      $ (136)      $  153
                                                                                  ======     ======      ======       ======
Interest Expense
  IBC, general partner of IGC                                                     $    8     $   --      $    8       $   --
                                                                                  ======     ======      ======       ======

BALANCE SHEET IMPACT:
                                                                                              Increase                 Increase
                                                                                  Balance     (Decrease)   Balance     (Decrease)
                                                                               September 30, in Reserves December 31, in Reserves
                                                                                   1998          1998        1997         1997
                                                                               ------------- ----------- ------------ -----------
Assets Related to Rental Properties
 Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                                     $  823       $ (35)      $  552       $ 111
  Affiliate of IBC, general partner
    of IGC                                                             (B1,2)         79         (60)          51          (9)
  Affiliate of James Michael Wilson,
    director and James J. Wilson,
    director                                                                          69          --           20          --
                                                                                  ------       -----       ------       -----
                                                                                  $  971       $ (95)      $  623       $ 102
                                                                                  ======       =====       ======       =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former director,                Interest 10%
    secured by land                              matured April 1,
                                                 1998, paid            (A1)       $   --       $  --       $  980       $  --
  Affiliate of a former director,                Interest 10%
    secured by land                              payments per month
                                                 $27,000, matures
                                                 April 1, 1999         (A1)        2,077          --        2,088         388
  Affiliate of IBC, general partner              Interest P+1.5%
   of IGC, secured by land                       matured June 29,
                                                 1998, paid            (A2)           --          --        2,520          --
                                                                                  ------       -----       ------       -----
                                                                                  $2,077       $  --       $5,588       $ 388
                                                                                  ======       =====       ======       =====

Other Assets
Receivables - All unsecured
  IBC, general partner of IGC                    Payable from IGC
                                                 distributions, paid   (D2)       $   --       $  --       $  681       $  --
  Affiliate of IBC, general partner              demand
   of IGC, and Thomas B. Wilson,
   director                                                            (C)            35          --           12          --
  IBC, general partner of IGC                    demand                              (25)         --          (39)         --
                                                                                  ------       -----       ------       -----
                                                                                  $   10       $  --       $  654       $  --
                                                                                  ======       =====       ======       =====

Liabilities Related to Community Development
  Accounts payable
  Whitman, Requardt                                                    (D3)       $  277       $  --       $  121       $  --
                                                                                  ======       =====       ======       =====
</TABLE)






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

     (3) The collectibility of management fee receivables are evaluated quarterly. Any increase or decrease in the reserves are reflected as additional expenses or recovery of such expenses.

     (C) Operations Distributed to Unitholders

     The Company's 99% limited partnership interest in Equus was distributed to its unitholders in February 1995 (the "Equus Distribution").
Since that time through April 1996, the Company continued to manage and provided certain reimbursable administrative services and support to Equus pursuant to a Master Support and Services Agreement.

     Pursuant to the Transfer Control Agreement effective December 31, 1996
(the "Transfer Agreement"), IGC transferred its remaining interests in and control over EMC and Equus (subject to NASDAQ's approval) to IBC. As a result of this transfer, IGC recognized as income its $549,000 negative basis in Equus during the second quarter of 1997. The Transfer Agreement was amended in December 1997 to allow IGC to withdraw as a general partner of Equus provided it granted a guarantee to EMC. As a result of this guarantee, IGC reversed its $549,000 income recognition during the fourth quarter of 1997. Equus was transferred to NASDAQ's Small Cap Companies on August 7, 1998 and no longer requires IGC's guarantee. As a result of the release from the guarantee, IGC recognized as income the $549,000 negative basis. In addition, the Transfer Agreement called for IGC to issue 75,000
IGC Units to Equus to satisfy the outstanding employee option and incentive rights for the employees who were transferred to EMC. On July 29, 1998
20,000 of these Units were returned to the Company and in turn retired.

     (D) Other

     Other transactions with related parties are as follows:

     (1) IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

     (2) During 1996, the sale of four properties in Puerto Rico triggered a taxable gain, a portion of which is passed through to the predecessor of IGC that contributed those assets. IGC's partnership agreement provides for (1) an allocation to that predecessor of the income tax payable in Puerto Rico on such portion of the gain and (2) a reduction from its cash distributions in an amount equivalent to the Puerto Rico income tax specifically allocated to the predecessor. In accordance with these provisions, IGC recorded a receivable from IBC of $881,000 which was subsequently paid.

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








(6)  PURCHASE OF MINORITY INTEREST IN LDA

     On July 30, 1998, the Company redeemed the 20% minority interest in Land Development Associates S.E. ("LDA") from an outside partner for $3,100,000 and assumed a $472,000 deferred tax obligation. LDA also repaid a $2,400,000 note due to an affiliate of this unrelated partner. This transaction was financed with a $5,600,000 loan from a commercial bank.
The loan bears interest at prime plus 1%, matures in one year and is collateralized by an assignment of the 20% partnership interest in LDA and a second mortgage on Parque El Comandante land held by LDA.

(7)  SUBSEQUENT EVENT - COMPANY RESTRUCTURE

     On October 1, 1998, in connection with the restructuring plan, Banc
One released its lien on the investment properties in exchange for a pledge of the stock in four of the major subsidiaries and an increased interest rate to prime plus 6.5%. The interest rate reverted back to prime plus
2.5% when the security interests in the investment properties were reestablished on November 13, 1998.

     On October 1st and 2nd of 1998, in connection with the Company's restructure plan, IGC transferred its principal real estate operations and assets to American Community Properties Trust ("ACPT") in exchange for all of ACPT's common shares. On October 5, 1998, the Company distributed
ACPT's shares to IGC's owners.  The following Pro Forma Consolidated
Financial Data reflects IGC and its continuing businesses subsequent to the Restructuring and distribution for the nine months ended September 30, 1998 and for the year ended December 31, 1997, as if the restructuring and distribution had been completed on January 1, 1997. The Pro Forma
Consolidated Financial Data of IGC are provided for information purposes only and do not purport to be indicative of the results that actually would have been obtained if the restructuring and distribution had been effected on the dates indicated or the results that may be obtained in the future.

(8)  PUERTO RICO EXPROPRIATION

     During the third quarter 1998, a Puerto Rico government agency expropriated 52 cuerdas located in Parque El Comandante and deposited
$784,000 into an account for the Company. The $784,000 was based on appraisals that were over five years old that do not reflect the current market value. The Company believes that the market value is significantly higher and therefore has begun the appeal process to increase the amount of payment received for this land to the current market price. As a result of this transaction during the third quarter, the basis of the land was removed from inventory but no corresponding income was recorded. This transaction will be recorded as a sale in the period that the Company and the government agree upon the fair market value of this property.











                  INTERSTATE GENERAL COMPANY L.P. ("IGC")
             PRO FORMA CONSOLIDATED STATEMENT OF (LOSS) INCOME
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                              (In thousands)
                                (Unaudited)
                                       Reclassi-  IGC               Pro
                              IGC      fication   Reclas-           Forma
                           Historical  Entries    sified   ACPT(D)  IGC(E)
                           ----------  ---------  -------  -------  ------
REVENUES
  Community development-
    land sales               $13,165  $    --     $13,165  $12,955 $   210
  Homebuilding-home sales      5,455       --       5,455       --   5,455
  Equity in earnings from
    partnerships and
    developer fees             1,144      117 (B)   1,261    1,144     117
  Investment in gaming
    properties                   549       --         549       --     549
  Rental property revenues     6,693       --       6,693    6,693      --
  Management and other fees,
    substantially all from
    related entities           2,518       --       2,518    2,518      --
  Interest and other income    1,054      545 (C)   1,599      892     707
                             -------  -------     -------  ------- -------
    Total revenues            30,578      662      31,240   24,202   7,038
                             -------  -------     -------  ------- -------
EXPENSES
  Cost of land sales           7,954      316 (C)   8,270    8,011     259
  Cost of home sales           4,922       --       4,922       --   4,922
  Selling and marketing          979       --         979       54     925
  General and administrative   4,850       --       4,850    4,289     561
  Interest expense             2,590      174 (C)   2,764    2,726      38
  Rental properties
    operating expense          2,748       --       2,748    2,748      --
  Depreciation and
    amortization               1,493       --       1,493    1,420      73
  Spin-off costs               1,831       --       1,831    1,831      --
                             -------  -------     -------  ------- -------
    Total expenses            27,367      490      27,857   21,079   6,778
                             -------  -------     -------  ------- -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES AND MINORITY
  INTEREST                     3,211      172       3,383    3,123     260
PROVISION FOR INCOME TAXES       740       --         740      582     158
                             -------  -------     -------  ------- -------
INCOME BEFORE MINORITY
  INTEREST                     2,471      172       2,643    2,541     102
MINORITY INTEREST               (446)    (117)(B)    (563)    (607)     44
                             -------  -------     -------  ------- -------
NET INCOME                   $ 2,025  $    55     $ 2,080  $ 1,934 $   146
                             =======  =======     =======  ======= =======
BASIC NET INCOME PER
  UNIT/SHARE                 $   .19  $   .01     $   .20  $   .37  $  .01
                             =======  =======     =======  ======= =======
WEIGHTED AVERAGE
  UNITS/SHARES OUTSTANDING    10,327   10,327      10,327    5,216  10,327
                             =======  =======     =======  ======= =======
            The accompanying notes are an integral part of this
                pro forma consolidated statement of income.

                  INTERSTATE GENERAL COMPANY L.P. ("IGC")
             PRO FORMA CONSOLIDATED STATEMENT OF (LOSS) INCOME
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclassi-  IGC               Pro
                              IGC      fication   Reclas-           Forma
                           Historical  Entries    sified   ACPT(D)  IGC(E)
                           ----------  ---------  -------  -------  ------
REVENUES
  Community development-
    land sales               $13,357     $105 (A) $13,462  $13,165 $   297
  Homebuilding-home sales      7,805       --       7,805       --   7,805
  Equity in earnings from
    partnerships and
    developer fees             1,494      161 (B)   1,655    1,509     146
  Rental property revenues     8,737       --       8,737    8,737      --
  Management and other fees,
    substantially all from
    related entities           3,775       --       3,775    3,775      --
  Interest and other income    1,044      716 (C)   1,760      943     817
                             -------  -------     -------  ------- -------
    Total revenues            36,212      982      37,194   28,129   9,065
                             -------  -------     -------  ------- -------
EXPENSES
  Cost of land sales           8,881       71 (A)   9,139    8,494     645
                                          187 (C)
  Cost of home sales           7,486      (23)(A)   7,463       --   7,463
  Selling and marketing        1,232       --       1,232      127   1,105
  General and administrative   7,034       --       7,034    6,607     427
  Interest expense             3,609      270 (C)   3,879    3,820      59
  Rental properties
    operating expense          3,597       --       3,597    3,597      --
  Depreciation and
    amortization               2,128       --       2,128    1,850     278
  Wetlands litigation
    expenses                   1,772       --       1,772       --   1,772
  Write-off of deferred
    project costs                  6       --           6        6      --
  Write-off of goodwill        1,843       --       1,843       --   1,843
  Spin-off costs               1,164       --       1,164    1,164      --
                             -------  -------     -------  ------- -------
    Total expenses            38,752      505      39,257   25,665  13,592
                             -------  -------     -------  ------- -------

(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  MINORITY INTEREST           (2,540)     477      (2,063)   2,464  (4,527)
PROVISION FOR INCOME TAXES       606       --         606      470     136
                             -------  -------     -------  ------- -------
(LOSS) INCOME BEFORE MINORITY
  INTEREST                    (3,146)     477      (2,669)   1,994  (4,663)
MINORITY INTEREST               (439)    (161)(B)    (600)    (600)     --
                             -------  -------     -------  ------- -------
NET (LOSS) INCOME            $(3,585) $   316     $(3,269) $ 1,394 $(4,663)
                             =======  =======     =======  ======= =======
            The accompanying notes are an integral part of this
                pro forma consolidated statement of income.

                  INTERSTATE GENERAL COMPANY L.P. ("IGC")
       PRO FORMA CONSOLIDATED STATEMENT OF (LOSS) INCOME (CONTINUED)
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                              (In thousands)
                                (Unaudited)

                                       Reclassi-  IGC               Pro
                              IGC      fication   Reclas-           Forma
                           Historical  Entries    sified   ACPT(D)  IGC(E)
                           ----------  ---------  -------  -------  ------

BASIC NET (LOSS) INCOME
  PER SHARE                  $  (.35) $   .03     $  (.32) $   .27 $  (.45)
                             =======  =======     =======  ======= =======
WEIGHTED AVERAGE SHARES
  OUTSTANDING                 10,289   10,289      10,289    5,196  10,289
                             =======  =======     =======  ======= =======





































            The accompanying notes are an integral part of this
                pro forma consolidated statement of income.


                     INTERSTATE GENERAL COMPANY L.P. ("IGC")
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                          Reclassi-  IGC               Pro
                                 IGC      fication   Reclas-           Forma
                              Historical  Entries    sified   ACPT(D)  IGC(E)
                              ----------  ---------  -------  -------  ------
CASH AND CASH EQUIVALENTS
  Unrestricted                 $  1,721  $    --    $  1,721 $  1,451 $   270
  Restricted                      2,591       --       2,591    2,467     124
                               --------  -------    -------- -------- -------
                                  4,312  $    --       4,312    3,918     394
                               --------  -------    -------- -------- -------
ASSETS RELATED TO COMMUNITY
DEVELOPMENT
  Land and development costs
    Puerto Rico                  31,941    1,405 (C)  33,346   33,346      --
    St. Charles, Maryland        32,284       --      32,284   25,584   6,700
    Other United States
      locations                  16,061       --      16,061       --  16,061
  Notes receivable on lot sales
    and other, substantially
    all due from affiliates       2,879       --       2,879    2,066     813
                               --------  -------    -------- -------- -------
                                 83,165    1,405      84,570   60,996  23,574
                               --------  -------    -------- -------- -------
ASSETS RELATED TO RENTAL PROPERTIES
  Operating properties, net      37,321      314 (B)  37,635   37,635      --
  Investment in unconsolidated
    rental property partnerships  7,376       --       7,376    7,376      --
  Other receivables, net          1,378       --       1,378    1,314      64
                               --------  -------    -------- -------- -------
                                 46,075      314      46,389   46,325      64
                               --------  -------    -------- -------- -------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction
    and land                      2,077       --       2,077       --   2,077
  Investment in joint venture       976       --         976      976      --
  Receivables and other             121       --         121       --     121
                               --------  -------    -------- -------- -------
                                  3,174  $    --       3,174      976   2,198
OTHER ASSETS                   --------  -------    -------- -------- -------
  Receivables, deferred costs
    regarding waste technology and
    other projects and other      6,635    7,318 (C)  13,953    2,417  11,536
  Property, plant and
    equipment, net                1,057       --       1,057      428     629
                               --------  -------    -------- -------- -------
                                  7,692    7,318      15,010    2,845  12,165
                               --------  -------    -------- -------- -------
    TOTAL ASSETS               $144,418  $ 9,037    $153,455 $115,060 $38,395
                               ========  =======    ======== ======== =======
               The accompanying notes are an integral part of this
                      pro forma consolidated balance sheet.

                     INTERSTATE GENERAL COMPANY L.P. ("IGC")
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                 (In thousands)
                                   (Unaudited)

                        LIABILITIES AND PARTNERS' CAPITAL

                                          Reclassi-  IGC               Pro
                                 IGC      fication   Reclas-           Forma
                              Historical  Entries    sified   ACPT(D)  IGC(E)
                              ----------  ---------  -------  -------  ------
LIABILITIES RELATED TO
COMMUNITY DEVELOPMENT
  Recourse debt                $ 35,242  $ 7,318 (C) $42,560 $ 40,213 $ 2,347
  Non-recourse debt                  --       --          --       --      --
  Accounts payable and
    accrued liabilities           3,368       --       3,368    3,019     349
  Deferred income                   355       --         355      356      (1)
                               --------  -------    -------- -------- -------
                                 38,965    7,318      46,283   43,588   2,695
                               --------  -------    -------- -------- -------
LIABILITIES RELATED TO RENTAL
PROPERTIES
  Recourse debt                     905       --         905      905      --
  Non-recourse debt              38,775       --      38,775   38,775      --
  Accounts payable and accrued
    liabilities                   3,482      314 (B)   3,796    2,905     891
                               --------  -------    -------- -------- -------
                                 43,162      314      43,476   42,585     891
                               --------  -------    -------- -------- -------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                     490       --         490       --     490
  Accounts payable, accrued
    liabilities and deferred
    income                        2,637       --       2,637       --   2,637
                               --------  -------    -------- -------- -------
                                  3,127       --       3,127       --   3,127
OTHER LIABILITIES              --------  -------    -------- -------- -------
  Accounts payable and
    accrued liabilities           5,939       --       5,939    4,302   1,637
  Notes payable and capital
    leases                          613       --         613      183     430
  Accrued income tax liability-
    current                       2,459       --       2,459    2,457       2
  Accrued income tax liability-
    deferred                      4,781       --       4,781    4,256     525
                               --------  -------    -------- -------- -------
                                 13,792       --      13,792   11,198   2,594
                               --------  -------    -------- -------- -------
    TOTAL LIABILITIES            99,046    7,632     106,678   97,371   9,307
                               --------  -------    -------- -------- -------
    PARTNERS' CAPITAL            45,372    1,405 (C)  46,777   17,689  29,088
                               --------  -------    -------- -------- -------
    TOTAL LIABILITIES AND
    PARTNERS' CAPITAL          $144,418  $ 9,037    $153,455 $115,060 $38,395
                               ========  =======    ======== ======== =======
               The accompanying notes are an integral part of this
                      pro forma consolidated balance sheet.

                  INTERSTATE GENERAL COMPANY L.P. ("IGC")

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL DATA



(A) Land sales occurred during the year ended December 31, 1997, as IGC's land business sold lots to its homebuilding business. Gross profit on these sales, historically eliminated in consolidation, has been included in IGC and ACPT's historical results for these periods based upon the estimated fair market value of the land (based on comparable sales to third parties).

(B) As of September 30, 1998 and during the first nine months of 1998 and the year ended December 31, 1997, the investment in the four rental properties are eliminated upon consolidation. Sixty percent of the general partners' interest in these partnerships will remain in IGC until one year and one day after the Restructure, at which time they will be transferred to ACPT. IGC will not consolidate these partnerships, creating a need to reclassify sixty percent of the general partners' investment from operating assets and the applicable minority interest expense to equity in earnings from unconsolidated subsidiaries. The basis in the general partners interest is negative and further reclassified to accrued liabilities.

(C) As of September 30, 1998 and during the first nine months of 1998 and the year ended December 31, 1997, an intercompany note receivable and intercompany debt existed between IGC and LDA. Interest income and expense and the note receivable and payable amounts, historically eliminated in consolidation, have been included in IGC's and ACPT's historical results.

(D) Reflects the registration, initiation of operations, and distribution of all Common Shares of American Community Properties Trust ("ACPT").
     ACPT, which was formed on March 17, 1997. In October 1998, IGC transferred its principal operations to ACPT's subsidiaries and distributed to the partners of IGC, including its Unitholders, all the Common Shares of ACPT.

(E) Column balances equal "IGC Reclassified" column balances less "ACPT" column balances. IGC's remaining operations include the U.S.
     homebuilding business, waste technology business, land subject to the wetlands litigation and certain other parcels of land.
















ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITIONS

General:

     Historically, the Company's financial results have been significantly affected by the cyclical nature of the real estate industry. Accordingly, the Company's historical financial statements may not be indicative of future results.

For the Nine Months Ended September 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue increased $5,636,000 to $13,165,000 during the nine months ended September 30, 1998, compared to sales of $7,529,000 during the nine months ended September 30, 1997. The increase was attributable to residential lot sales in Puerto Rico of $7,900,000 which are sold to homebuilders in bulk. The gross profit margin for the nine months ended September 30, 1998 increased to 40%, as compared to 35% in the same period of 1997. This increase was due primarily to the sales mix. During the first nine months of 1998, 28% of the sales revenue was generated by sales of U.S. commercial parcels, compared to 10% in the first three quarters of 1997. Commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs.

Homebuilding Operations.

     Revenues from home sales decreased 2% to $5,455,000 during the nine months ended September 30, 1998, as compared to $5,576,000 during the nine months ended September 30, 1997. The number of homes sold by the scatter site operations and the average sales price both increased by 4% during the first nine months of 1998, as compared to the same period in 1997.
However, the benefits of these increases were reversed by the elimination of the tract homebuilding operations. The gross profit margins increased to 10% during the first nine months of 1998, as compared to 2% in the comparable 1997 period. During the nine months ended September 30, 1997, the Company closed seven homes that incurred additional costs to cure non-recurring construction problems.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 5% to $3,945,000 for the nine months ended September 30, 1998, as compared to $3,756,000 in the same period in 1997. The increase is primarily attributable to a 2% increase in rental revenues and a less than 1% decrease in operating expenses. The increase in rental revenues is a result of a reduction in vacancies and an increase in rental rates.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased 19% to $1,144,000 during the first nine months of 1998, as compared to $922,000 during the first nine months of 1997. The increase is primarily attributable to an increase of earnings generated from the homebuilding joint venture during the first nine months of 1998, as compared to the first nine months of 1997, offset in part by reduced earnings from partnerships that paid refinancing fees.

Management and Other Fees.

     Management and other fees decreased 21% to $2,518,000 in the first nine months of 1998, as compared to $3,038,000 in the same period in 1997.
This decrease is primarily due to a reduction of $435,000 in fees earned from the refinancing of certain apartment complexes and a reduction of $230,000 in fees recognized related to prior periods earned during the nine months ended September 30, 1997, offset by $100,000 of incentive fees earned during the first nine months of 1998.

Interest Expense.

     Interest expense decreased 4% to $2,590,000 during the nine months ended September 30, 1998, as compared to $2,683,000 for the nine months ended September 30, 1997. This decrease is primarily attributable to a $5,211,000 decrease in outstanding debt from September 30, 1998 as compared to September 30, 1997.

General and Administrative Expense.

     General and administrative expenses decreased 5% to $4,850,000 for the nine months ended September 30, 1998, as compared to $5,079,000 for the same period of 1997. This decrease is a result of the recognition of receivables previously reserved.

Spin-off Costs.

     Costs of $1,831,000 related to the restructuring of the Company were recognized as an expense for the nine months ended September 30, 1998, as compared to $300,000 for the same period of 1997.

For the Three Months Ended September 30, 1998 and 1997

Community Development Operations.

     Community development land sales revenue decreased $1,005,000 to $905,000 during the three months ended September 30, 1998, compared to sales of $1,910,000 during the three months ended September 30, 1997. The decrease was attributable to a commercial sale in Puerto Rico of $1,500,000 during the third quarter of 1997 and no such sale in the comparable 1998 period. The gross profit margin for the nine months ended September 30, 1998 decreased to 10%, as compared to 41% in the same period of 1997. This decrease was due primarily to the absorption of period costs by less sales revenue during the third quarter 1998 compared to the same quarter in 1997 and the sales mix. During the third quarter of 1998, 10% of the sales revenue was generated by sales of commercial parcels, as compared to 79% in the third quarter of 1997. Commercial parcels have historically produced higher gross profits due to their high sales prices and relatively low development costs. Ninety percent of the sales were generated by residential sales in the three months ended September 30, 1998, as compared to 21% in the same period of 1997.








Homebuilding Operations.

     Revenues from home sales increased to $1,825,000 during the third quarter of 1998 compared to $1,816,000 during the same period in 1997. This increase is due to 18 homes settled in the third quarter of 1998 as compared to 16 in the third quarter of 1997, offset by the sales mix. The gross profit margins increased during the third three months of 1998 to 10% compared to 2% earned during the same period in 1997. This increase is primarily attributable to a decrease in overhead.

Rental Property Revenues and Operating Results.

     Rental property revenues, net of operating expenses, increased 5% to $1,294,000 for the three months ended September 30, 1998, as compared to $1,224,000 in the same period in 1997. This increase is primarily due to a 1% increase in rental revenues and a 5% decrease in operating expenses.
The decrease in operating expenses is a result of a decrease in maintenance expenses and timing difference of utility costs.

Equity in Earnings from Partnerships and Developer Fees.

     Equity in earnings increased $211,000 to $498,000 during the three months ended September 30, 1998, as compared to $287,000 during the three months ended September 30, 1997. This increase is primarily attributable to an increase in earnings from the homebuilding joint venture during the three months ended September 30, 1998, as compared to the same period of 1997.

Management and Other Fees.

     Management and other fees remained constant at $769,000 for the three months ended September 30, 1998, as compared to the three months ended
September 30, 1997.

Interest Expense.

     Interest expense increased 7% to $936,000 during the three months ended September 30, 1998, as compared to $866,000 for the three months ended September 30, 1997. This increase is a result of increased outstanding loan balances during the third quarter of 1998 as compared to the same quarter in 1997.

General and Administrative Expense.

     General and administrative expenses decreased 11% to $1,393,000 for the three months ended September 30, 1998, as compared to $1,547,000 for the same period of 1997. This decrease is primarily attributable to the recognition of receivables previously reserved.

Spin-off Costs.

     Costs of $783,000 related to the restructuring of the Company were recognized as an expense for the three months ended September 30, 1998, as compared to $300,000 for the three months ended September 30, 1997.





Liquidity and Capital Resources

     Cash and cash equivalents were $1,721,000 and $2,273,000 at September
30, 1998 and December 31, 1997, respectively. This decrease was attributable to $16,008,000 and $5,331,000 used in investing and financing activities, respectively, offset by $20,787,000 provided by operating activities. The cash inflow from operating activities was primarily attributable to distributions from unconsolidated partnerships, land sales, collection of wetlands fines previously paid and other notes receivable.
The cash outflow for investing activities was primarily attributable to land improvements put in place for future land sales and deposits into escrow accounts. During the first nine months of 1998, the Company paid down debt by $2,290,000 net of advances, purchased a subsidiary's minority interest for $3,100,000 and distributed $209,000 to the Unitholders.

     IGC has historically met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital.

     Over the past several years, IGC's cash flows have been constrained because of the terms of its existing debt agreements and the reluctance of lenders to provide financing in the U.S. as a result of the wetlands litigation. As a result, substantially all of the cash generated has been used to pay debt service requirements with existing lenders. This resulted in limited opportunities for new construction and development in the U.S.
The Banc One financing closed in 1997 which provided funding to commence construction in Fairway Village, the third village in St. Charles, and allows IGC to retain a greater portion of its U.S. land sales proceeds.
IGC currently has other development projects in various stages of completion. Substantially all of the projects under construction have sufficient development loans in place to complete the construction.

     IGC's principal demands for liquidity are expected to be the continued funding of its current debt service and operating costs, including capital for its waste technology investments as well as potential fines that may be imposed should the Company and the U.S. Attorney's office reach a settlement approved by the court to the Wetlands Litigation. Management believes that the cost of such a settlement would not be materially greater than the $1,100,000 reserved by IGC for the Wetlands Litigation (see Part
III, Item 1 to this Form 10-Q). After the Restructuring, management expects to obtain additional funding which can be used by ACPT to fund new community development projects. Such sources of funding may include, but are not limited to, excess operating cash flows, secured or unsecured financings, private or public offerings of debt or equity securities and proceeds from sales of properties. IGC's anticipated cash provided by operations, new and existing financing facilities, and extension or refinancing of $14,702,000 of loans that are due in the next twelve months are expected to satisfy the Company's capital needs in 1998. However, there are no assurances that these funds will be generated.









Debt Summary

     As of September 30, 1998, the consolidated rental properties with a net asset book value of $37,000,000 were encumbered by $39,000,000 of non-
recourse debt.  The remaining assets with a book value of $107,000,000 are substantially all collateralized by $37,000,000 of recourse debt.  The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Descriptions                 Borrowings    Rate      Date      9/30/98
 ------------                 ----------  --------  --------  -----------

Banc One-term loan (a)           $11,000  P+6.5%     7/31/04      $10,000
Banc One-development loan (a)      4,000  P+6.5%     7/31/04        1,905
Banc One-remediation loan (a)      5,000  P+6.5%     7/31/04        3,578
First Bank-term loan (b)           9,865  P+1.5%     6/30/99        6,399
First Bank-construction loan (b)   5,500  P+1.5%     9/30/98          463
First Bank-construction loan (b)   8,350  P+1.5%    12/31/00        2,523
RG-Premier Bank (c)                1,641  P+1.5%     4/30/99        1,317
Citibank (d)                         969  (e)         demand          905
Washington Savings Bank (e)        1,317  9.5%       9/30/99          923
Banco Popular (f)                  5,600  P+1.0%     7/30/99        5,600

Miscellaneous land and
  development loans                3,560  Various    Various        2,160
Other miscellaneous                2,287  Various    Various          865
                                 -------                          -------
                                 $59,089                          $36,638
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

      (d) The note requires monthly payments of interest calculated at 250 basis points over the cost of funds, 8.1875% at September
           30, 1998. The note is secured by receivables and distributions from two apartment projects currently being converted to condominiums.

      (e) The note requires monthly payments of interest and is collateralized by the land under development for 115 townhome lots in St. Charles, Maryland. The loan is to be repaid from the sale of townhome lots that are currently under an option contract.

      (f) The note requires monthly payment of interest, calculated at 1% over the prime rate, 9.5% at September 30, 1998. The note is secured by 549 acres comprising Parque El Comandante, and the assignment of the purchased 20% partnership interest in LDA.

Year 2000

What is Year 2000?:

     The Year 2000 "Y2K" issue exists because many computer systems and applications and other electronically controlled systems and equipment currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems with this deficiency may recognize the year
2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 can cause the systems to process critical financial and operations information incorrectly.

     The Company has assessed and continues to assess the impact of the Y2K issue on its reporting systems and operations.

Current State of Readiness:

     The systems and applications that can critically affect the Company's operations due to the Y2K issue are its financial reporting and billing systems and those electronically controlled systems and equipment installed at the commercial and residential properties managed by the Company, many of which the Company holds an ownership interest. These systems include five accounting/billing applications, two time and attendance applications and the computer network systems on which they are installed and the telephone, security, elevator, HVAC, and other like systems installed at the Company's properties. Of secondary importance are those administrative systems and equipment not directly involved in revenue production but can still minimally impact the Company's operations.

     Of the five software financial applications employed by the Company, three are currently certified by their respective publishers to be Y2K compliant. Of the two non-compliant applications, the first is in minimal use and will not be used for active financial reporting after December 31, 1998. The second application, the property management billing system for the Puerto Rico properties, is non Y2K compliant and is scheduled for upgrade during the first quarter of 1999. Active testing to verify the Y2K compliance of the Company's financial systems will be conducted after December 31, 1998. "Dummy" companies will be setup in the critical systems with dates forwarded to beyond 2000 for these tests.

     The U.S. and Puerto Rico operations rely on separate time and attendance systems for payroll processing. The U.S. payroll system utilizes the services of a third party provider and is certified Y2K compliant. The Puerto Rico payroll system is not Y2K compliant. The
Company is currently evaluating its options and costs in either upgrading or replacing the Puerto Rico payroll system. This evaluation is expected to be completed by December 31, 1998.

     The hardware component of the Company's financial systems consists of industry standard PC operating systems, servers, desktop computers, and networking hardware. These systems have been evaluated and tested for Y2K compliance. It has been found that two of the network operating systems maintained by the Puerto Rico division require minor upgrades to achieve
Y2K compliance. These upgrades are available from the publisher at no cost and are expected to be installed and tested by December 1998. The remaining information technology "IT" hardware has been verified to be Y2K compliant.

     The non-IT related electronically controlled systems installed at the Company's owned and managed properties are currently being inventoried and evaluated for Y2K exposure. This evaluation is expected to be completed by January 1999. Once the extent of Y2K exposure is determined for these systems, costs will be ascertained and procedures implemented to bring non-compliant systems into Y2K compliance. Since it has already been determined that a majority of these systems are not "date sensitive" and do not perform data logging, it is expected that Y2K exposure and related costs in this area will be minimal.

     The administrative applications (word processing, spreadsheet, messaging, etc) utilized by the Company have been certified by the various publishers to be Y2K compliant. Testing is currently in progress to verify compliance of these applications and is expected to be completed by December 31, 1998.

Third Party Impact on Company Operations:

     The Company performs all financial and revenue production procedures in house with the exception of U.S. rental payment processing. Failure to timely process and deposit tenant payments indirectly impacts the Company's cash flow. Statements of Y2K compliance have been requested from those vendors supplying these services to the Company.

     Of the administrative procedures, only U.S. payroll processing is performed by a third party vendor. A statement of Y2K compliance has been obtained from the vendor in question and ACPT considers Y2K exposure with U.S. payroll processing to be minimal.

     With the exception of payment processing, the Company does not foresee any adverse impact to company fiscal operations due to third party non-compliance.





Costs to Achieve Y2K Compliance:

     Because of the Company's almost exclusive use of "off the shelf" applications and hardware and that the Company maintains service maintenance agreements on all critical business systems, costs to achieve
Y2K compliance have been nominal. Y2K upgrades for a majority of the Company's financial and billing systems have been included with standard system updates as part of the normal maintenance procedures.

     Costs to upgrade the Puerto Rico property management system is expected to be in the range of $4,000 to $5,000.

     The Company does not separately track the internal costs incurred for the Y2K project. These costs are principally related to payroll costs for the Company's information systems and property management groups. The costs for the financial departments to perform the scheduled tests of the accounting and billing systems for Y2K compliance has not been ascertained, though it is expected that these costs will be nominal.

Risks of the Company's Y2K Issues:

     The failure of one or all of the Company's financial systems for more than a few days would create a hardship on company operations. Failure of the basic accounting systems will affect the Company's general ledger, accounts payable, accounts receivable, and reporting functions. Of utmost importance is the correct operation of the Company's property management systems. Failure of these systems could jeopardize the Company's cash flow from these rental operations.

     Failure of the various non-IT systems installed at the Company's owned and managed properties could seriously affect employee/tenant ingress and egress and could affect environmental conditions at these properties.

     The Company has not obtained insurance specific to Y2K liability issues and is evaluating whether current policies will cover damages due to Y2K non-compliance.

The Company's Contingency Plans:

     The Company is currently evaluating its various Y2K failure scenarios and developing contingency plans to ensure continued company operations.

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

     Counsel for Registrant is currently engaged in negotiations with the U.S. Attorney's office on a possible disposition of the Wetlands litigation that would require payment of a fine by Registrant, a portion of which will be abated by a contribution of approximately two acres of land for wetlands, remediation of a portion of two parcels in St. Charles and Registrant's undertaking an environmental compliance program. Registrant would also plead guilty to a single felony count. All other criminal charges in the indictment against Registrant and its president, James J.
Wilson, would be dropped. The foregoing settlement proposal has not as yet been agreed upon by either Registrant or the U.S. Government, and there are a number of issues that are still under discussion. If agreement is reached, the disposition must be approved by the court. Management believes that the cost of such a settlement would not be materially greater than the amount ($1.1 million) currently reserved by IGC for the Wetlands litigation. If such a settlement is reached, a portion of the land in St.
Charles presently encumbered by the Wetlands litigation would become available for development.

     On October 30, 1998, St. Charles Community, LLC filed a complaint in the Circuit Court for Charles County, Maryland against the County
Commissioners of Charles County and five individual members of the commission. The complaint presents a challenge to Charles County Ordinance
No. 98-69, which became effective on October 1, 1998. That ordinance places a moratorium on the issuance of building permits for multi-family or townhouse developments in Charles County for the period of October 2, 1998 through March 15, 1999. The complaint alleges that the County's enforcement of the moratorium against St. Charles Community, LLC amounts to a breach of a 1989 settlement agreement between St. Charles Associates and the County. St. Charles Community, LLC is a successor in interest to the rights of St. Charles Associates under that agreement. The October 30,
1998 complaint also alleges that the procedure by which the moratorium ordinance was enacted violated Maryland law relating to open government meetings. The complaint seeks in excess of $7,000,000 in damages and an injunction preventing enforcement of the moratorium.

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

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Securities and Exchange Commission
               Section 601 of Regulation S-K.


Exhibit
  No.            Description of Exhibit                    Reference
-------  -----------------------------------------   ----------------------

10(a)    Trust Agreement dated September 1, 1998     Filed herewith
         by and between Interstate General Company
         L.P. and Mark Augenblick, Hans Hertell,
         Thomas B. Wilson and J. Michael Wilson

10(b)    First Amendment to Master Loan Agreement    Filed herewith
         between Interstate General Company L.P.,
         American Community Properties Trust, St.
         Charles Community, LLC and Banc One Capital
         Partners, IV, Ltd dated September 30, 1997

10(c)    First Modification to Credit Facility and   Filed herewith
         Second Amendment to Master Loan Agreement
         between Banc One Capital Partners IV, Ltd.,
         Interstate General Company L.P., American
         Community Properties Trust, St. Charles
         Community, LLC, James J. Wilson, J. Michael
         Wilson, Edwin L. Kelly, American Rental
         Properties Trust, American Rental Management
         Company, American Land Development U.S.,
         Inc., IGP Group Corp., and American Housing
         Properties L.P. dated October 1, 1998

10(d)    Release of Guaranty Agreement between       Filed herewith
         Equus Management Company and Interstate
         General Company L.P. dated December 31, 1997


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


                                        INTERSTATE GENERAL COMPANY L.P.
                                        -------------------------------
                                                  (Registrant)


                                        By:  Interstate General Management
                                             Corporation
                                             Managing General Partner


Dated:  November 16, 1998               By:  /s/ James J. Wilson
        -----------------                    -----------------------------
                                             James J. Wilson
                                             Chairman, Chief Executive
                                             Officer and Chief Financial
                                             Officer


Dated:  November 16, 1998               By:  /s/ Mark Augenblick
        -----------------                    -----------------------------
                                             Mark Augenblick
                                             President and Chief Operating
                                             Officer




























                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------

10(a)          Trust Agreement dated September 1, 1998 by and between
               Interstate General Company L.P. and Mark Augenblick, Hans
               Hertell, Thomas B. Wilson and J. Michael Wilson


10(b)          First Amendment to Master Loan Agreement between Interstate
               General Company L.P., American Community Properties Trust,
               St. Charles Community, LLC and Banc One Capital Partners,
               IV, Ltd dated September 30, 1997

10(c) First Modification to Credit Facility and Second Amendment to Master Loan Agreement between Banc One Capital Partners
               IV, Ltd., Interstate General Company L.P., American
               Community Properties Trust, St. Charles Community, LLC,
               James J. Wilson, J. Michael Wilson, Edwin L. Kelly, American
               Rental Properties Trust, American Rental Management Company,
               American Land Development U.S., Inc., IGP Group Corp., and
               American Housing Properties L.P. dated October 1, 1998

10(d)          Release of Guaranty Agreement between Equus Management
               Company and Interstate General Company L.P. dated December
               31, 1997

27.            Financial Data Schedule


