Form 10-K
period 1998-12-31
INTERSTATE GENERAL CO L P
filed 1999-04-02
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998   Commission File Number 1-9393

                   INTERSTATE GENERAL COMPANY L.P.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)
          Delaware                                       52-1488756
-------------------------------                  --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

5160 Parkstone Drive, Suite 110
Chantilly, Virginia                                       20151
-------------------------------                  --------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (703) 263-1191
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1998 the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $11,563,791.

Class A Units Outstanding at March 24, 1999: 2,055,785 Class A Units

                    DOCUMENTS INCORPORATED BY REFERENCE
          Form 10-K
            Item
            N/A

                      INTERSTATE GENERAL COMPANY L.P.

                       1998 Form 10-K ANNUAL REPORT

                             TABLE OF CONTENTS




                                    PART I
                                    ------

                                                                 Page
                                                                 ----


Item 1.   Business                                                 3
Item 2.   Properties                                               6
Item 3.   Legal Proceedings                                        7
Item 4.   Submission of Matters to a Vote
            of Security Holders                                    8



                                    PART II
                                    -------

Item 5.   Market Prices and Distribution on Units                  9
Item 6.   Selected Financial and Operating Data                    9
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                         12
Item 7a.  Qualitative and Quantitative Disclosures
          Market Risk                                             20
Item 8.   Financial Statements and Supplementary Data             20
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                59



                                   PART III
                                   --------

Item 10.  Directors and Executive Officers
            of the Registrant                                     60
Item 11.  Executive Compensation                                  62
Item 12.  Security Ownership of Certain
            Unitholders and Management                            64
Item 13.  Certain Relationships and Related
            Transactions                                          65



                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               66

                                  PART I

ITEM 1.  BUSINESS

     Company Profile

     Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Chantilly, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PSE"). During 1998, the Company's management and the Board of Directors of the Company's Managing General Partner restructured IGC and transferred the primary real estate operations to a real estate investment trust, American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unitholders (the "Distribution").

     The purpose of the Distribution was to create an attractive investment vehicle for the principal real estate assets and operations of IGC that will not be burdened with the operating losses of American Family Homes, LLC ("AFH") and the capital needs of Interstate Waste Technology Inc. ("IWT") and Caribe Waste Technology Inc. ("CWT") or with the wetlands litigation. In addition, ACPT, as a type of business trust whose principal income is dividends, should be a more attractive investment for pension funds and mutual funds than is IGC as a master limited partnership.

     IGC continues to own certain assets including the Towne Center land in St. Charles, Maryland, which has been the subject of the wetlands litigation, certain single family home lots in the Dorchester neighborhood in St. Charles, certain land in Pomfret, Maryland and St. Mary's County, Maryland, a 50% interest in a partnership that owns land in Brandywine, Maryland, all of the shares of AFH, rights to collect the principal balance of a note in the amount of $7.5 million payable by a subsidiary of ACPT, as well as fractional interests in Chastleton Apartment Associates Limited Partnership and Coachman's Limited Partnership. IGC conditionally has agreed to transfer to American Land 14 acres of commercial land in St. Charles, having an appraised gross retail value as of December 31, 1996 of $4,214,000 and a book value of $995,000 at December 31, 1998, if and when IGC settles the wetlands litigation on terms approved by the Board of Directors of Interstate General Management Corporation ("IGMC"), provided that transfer of the land will not cause the IGC Units to be delisted from AMEX or the PSE. If IGC is unable to settle the wetlands litigation on satisfactory terms or IGC does not receive confirmation of the continued listing of IGC units, IGC will retain this commercial land.

     All of the common stock of IWT and CWT (excluding shares issued as incentive compensation for employees) are held in a trust (the "CWT Trust") for the benefit of IGC Unitholders.

     The following summarizes the business operations and segments of IGC:

     A.   Community/Land Development

     IGC has extensive experience in developing planned communities. Historically, the Company and its predecessors have developed land for more than 13,000 housing units.

     The Company currently holds 109 acres in Towne Center South, St. Charles, Maryland. The property is zoned for commercial, retail, and office development. The Company plans to begin development of 80 acres if and when the wetlands litigation is settled.

     Also in Charles County, the Company plans to develop an 812 acre property, known as Pomfret, as an age-qualified adult community consisting of 2,000 single family housing units and a golf course.

     In addition, the Company has developed the 170 acre planned community of Westbury, located in Lexinton Park, Maryland. The community is located in St. Mary's County, approximately one mile from the Patuxent River Naval Air Warfare Center. Westbury's final phase, consisting of approximately 250 single-family home lots, is currently under construction. In March 1997, the Company entered into a contract to sell the remaining 52 townhome lots to a third-party home builder of which 30 remain to be purchased at December 31, 1998.

     In Prince George's County, Maryland, the Company is proceeding with the development of Phase One of the 277 acre mixed-use project known as Brandywine. IGC obtained building permits for the first 30 single family homes in December 1998. Construction is expected to begin in mid 1999.

     Environmental Impact. Management believes that all current land development plans can be completed without a material adverse environmental impact and in compliance with government regulations.

     Competition. The Company is subject to market competition on its commercial land sales. However, the Company believes it can compete successfully by offering well located land that can be developed at a reasonable cost.

     D.   Homebuilding

     American Family Homes, LLC ("AFH", formerly American Family Homes, Inc.) is a wholly owned subsidiary of IGC that builds semi-custom homes for homebuyers who own land or have land under contract. AFH operates based out of seven offices in Virginia, North Carolina and South Carolina.

     Environmental Impact. Management believes that the Company's homebuilding operations are in compliance with governmental regulations.

     Competition. The housing industry is cyclical and is influenced by various economic factors and seasonality. These variables include, for example, consumer confidence, interest rate fluctuations, property and federal taxes, demographics and mortgage finance options. The Company's homebuilding operations could be affected by any one or more of these factors.

     For AFH, the homebuilding industry is highly competitive in the mid-Atlantic region. In addition to a wide variety of builders, there is an abundant supply of resale homes and rental housing. There are three major competitors in the Carolinas, and two major competitors in Virginia. AFH creates its own niche in the market by offering the convenience and flexibility to build a home in the location of the customer's choice.

     C.   Investment in Waste Technologies

     In 1990, IGC formed a wholly owned subsidiary, Interstate Waste Technologies, Inc. ("IWT"), to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities.

     In 1996, a second subsidiary, Caribe Waste Technologies, Inc. ("CWT"), was formed in Puerto Rico. CWT is an entity established to perform waste disposal projects in the Caribbean.

     In December 1998, CWT entered into a host community and sponsor agreement with the Municipality of Caguas, Puerto Rico. The agreement describes the basis on which CWT will contract, develop and construct a 3,300 ton per day solid waste facility using proprietary gasification technology from Thermoselect S.A., an unrelated third party. To provide waste for the facility, CWT management is pursuing long-term solid waste disposal service agreements with municipalities in Puerto Rico. Other organizations competing to build facilities for disposal of Puerto Rico's solid waste include Montenay, a subsidiary of Compagnie Generale des Eaux, Kvaerner, and SEMASS.

     In 1996, CWT proposed to build a solid waste facility for the Island Government of Saint Maarten, Netherlands Antilles. After an evaluation of proposals from four companies by the Government and its Dutch technical consultants, the Island Government entered into a Letter of Intent with CWT in October 1997. The Letter of Intent calls for CWT to submit a final proposal to the Island Government, followed by a period of exclusive negotiation for a solid waste disposal service agreement. CWT submitted its proposal for a 330 ton per day Thermoselect solid waste gasification facility to the Island Government in March 1998, and a revised proposal in August, 1998. Recently, a representative of the Island government has asked for a further revision to the proposal. CWT management is preparing a reply.

     In November 1997, the Government of the U.S. Virgin Islands ("GVI") issued a Request for Qualification ("RFQ") for Integrated Comprehensive Solid Waste Management Services. CWT responded in December 1997.
Following an evaluation of the submittals, the GVI notified CWT in February 1998 that CWT had qualified to receive an RFP. CWT management responded to the RFP on August 3, 1998. Thereafter, the procurement was canceled at approximately the time a new governor was elected. CWT is seeking to learn whether there will be a new procurement or negotiations will resume with the existing bidders.

     Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations are many and will require substantial time and effort.

     Competition. There is intense competition for municipal waste disposal contracts throughout the United States, as well as internationally. The competition uses a variety of methods and there are a range of costs available. Management feels IWT and CWT can provide a competitive price for its superior facilities.

     General

     Employees. IGC has 40 full-time employees as of December 31, 1998. All employees are based in the United States.

     Significant Customers. No single customer accounted for more than 10% of IGC's revenues during the year ended December 31, 1998.

     ITEM 2. PROPERTIES

     IGC owns real property located in Charles County, Maryland; Prince George's County, Maryland; St. Mary's County, Maryland; Prince William County, Virginia; North Carolina; South Carolina and Virginia.

     As of December 31, 1998, the Company's community development land holdings consisted of the following:

Charles County, Maryland
  Finished inventory-
    Residential lots                                         16
  Commercial, office or light industrial acres              109
  Pre-development acres                                     812

St. Mary's County, Maryland
  Finished inventory-
    Residential lots                                         30
  Pre-development
    Residential lots                                        246

Prince George's County, Maryland
  Pre-development acres                                     277

Prince William County, Virginia
  Finished inventory-
    Residential lots                                         87

     As of December 31, 1998, the Company's homebuilding inventory consisted of the following:

Virginia
  Homes under construction                                   16

North Carolina
  Homes under construction                                   16

South Carolina
  Homes under construction                                   14







ITEM 3.  LEGAL PROCEEDINGS

     As reported in Registrant's 10-K for the period ending December 31,

1997, convictions in the Wetlands litigation in the United States District Court for the District of Maryland were reversed by the United States Court of Appeals for the Fourth Circuit and the case remanded to the District Court for a new trial.

     Counsel for Registrant is currently engaged in negotiations with the U.S. Attorney's office on a possible disposition of the Wetlands litigation that would require payment of a fine by Registrant, a portion of which will be abated by a contribution of approximately 2 acres of land in Towne Center South zoned for commercial development, remediation of two parcels, totaling approximately 73 acres, in St. Charles and Registrant's undertaking an environmental compliance program. Registrant would also plead guilty to a single felony count. All other criminal charges in the indictment against Registrant and its president, James J. Wilson, would be dropped. The foregoing settlement proposal has not been agreed upon by either Registrant or the U.S. Government, and there are a number of issues that are still under discussion. If agreement is reached, the disposition must be approved by the court. Management believes that the cost of such a settlement, not including cost of remediation, would not be materially greater than the amount ($1.1 million) currently reserved by IGC for the Wetlands litigation. If such a settlement is reached, a portion of the land in St. Charles presently encumbered by the Wetlands litigation would become available for development.

     St. Charles has been zoned as a planned unit development that allows construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. Charles County has agreed to provide sufficient sewer and water connections for all housing units remaining to be developed in St. Charles. IGC and St. Charles Associates Limited Partnership ("SCA") are involved in litigation with the County regarding (1) the level of sewer and water fees that may be imposed and (2) the level of school construction impact fees that may be imposed. In addition, IGC and SCA are asserting claims against the County for repayment of excessive sewer and water fees and school construction impact fees paid by them in the past.

     The sewer and water litigation is entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, Circuit Court for Charles County, Maryland. That litigation was filed in June 1989 and is continuing. The litigation originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues that are presently being contested between the County, IGC and SCA are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities; (2) whether SCA and IGC are entitled to an injunction against future excessive sewer and water fees; and (3) to what degree SCA and IGC are entitled to recover what they regard as excessive sewer and water fees they have paid in the past. The Circuit Court has ruled in SCA and IGC's favor that the County's 1996 study did not comply with the applicable restrictions and that SCA and IGC are entitled to an injunction against future excessive sewer and water fees. The Court further ruled that SCA and IGC must pursue claims for excess sewer and water fees paid in the past in Maryland's Tax Court. The Court's rulings are on appeal to Maryland's Court of Special

Appeals. As a result of the Distribution, St. Charles Community LLC has been added as an additional party to that appeal. SCA and IGC have commenced an action in Maryland Tax Court, which is a State administrative agency, to recover what they regard as excessive sewer and water fees that have been paid in the past. That case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February 1997.

     SCA's and IGC's claims for the refund of excessive school impact fees paid to the County in the past are being pursued in the Maryland Tax Court as well, in actions entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., Case Nos. 961 (filed March 1994), 1038 (filed October 1994), and 98-MI-0083 (filed February 6,
1998). In those cases SCA and IGC are seeking both repayment of past excessive school impact fees paid to the County and a ruling as to the nature of their rights to credits against school impact fees for school sites that they have donated to the County. On December 15, 1998, the Circuit Court for Charles County, on appeal from a ruling of the Tax Court, ruled that certain of SCA's and IGC's refund claims had not been filed on a timely basis. SCA and IGC have appealed that ruling to Maryland's Court of Special Appeals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     IGC held a special meeting of its unitholders in August 1998 to vote on the restructuring of IGC and simultaneous spinoff of Amercian Community Properties Trust.

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

                         Cash Distributions       Price Range of IGC Units
                      ------------------------    ------------------------
                          Total
                      (in thousands)   Per Unit       High           Low
                      -------------   --------    -----------    ---------

1998 Quarter:
     Fourth (a)             $ --       $ --          $4-5/8       $11/16
     Third                    --         --           5            4
     Second                  209        .02           5-1/8        4
     First                    --         --           5-1/2        4-1/16

1997 Quarter:
     Fourth                 $ --       $ --          $5-3/8       $3-1/4
     Third                    --         --           4            2-7/8
     Second                   --         --           3-13/16      2-15/16
     First                    --         --           3-7/8        2-7/8

     (a) The unit price is based on the Company after the Distribution and a one-for-five reverse unit split ("Reverse Split").

     On October 5, 1998, in conjunction with the Distribution of assets, the Company issued ACPT shares to its unit holders. On that date, each unit holder received one share of ACPT for every two units of IGC owned.

     As of the close of business on March 24, 1999, there were 247 Unitholders of record. As of March 24, 1999, the closing price reported by the American Stock Exchange was $5.625 per unit.

     IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC Unitholders as of the date of IGC's initial public offering. During the years ended December 31, 1998 and 1997, IGC had taxable (loss) income of $(5,736,000) and $330,000, respectively, or $(2.79) and $.04, respectively, per unit.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following tables set forth combined financial and operating data for IGC. The following selected income statement and balance sheet data have been extracted from the audited financial statements of IGC for each of the years in the five-year period ended December 31, 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related footnotes.

SELECTED FINANCIAL AND OPERATING DATA
                                          Years Ended December 31,
                            -----------------------------------------------
                               1998     1997   1996      1995      1994
                               ----     ----   ----      ----      ----
                                 (In thousands, except per unit amounts)
Income Statement Data

  Revenues
    Land sales (a)            $13,446 $13,357 $14,717   $14,824 $22,296
    Home sales                  7,379   7,805   9,715    10,826  20,265
    Equity in earnings
      from gaming properties      549      --       4       (78)  7,288
    Equity in earnings from
      partnerships and
      development fees          1,149   1,494  16,530     2,647   4,941
    Rental property revenues    6,693   8,737   7,577     4,642   4,538
    Management and other fees   2,518   3,775   4,816     3,894   3,507
    Interest and other income   1,214   1,044   1,015       945     687
                              ------- ------- -------   ------- -------
      Total revenues           32,948  36,212  54,374    37,700  63,522

  Wetlands litigation expenses     26   1,772     973     4,107     498
  Other expenses               31,664  37,419  39,922    35,108  52,872
  Income taxes                    740     606   3,634     1,452   3,511
  Net income (loss)               518  (3,585)  9,845 (1)(2,967)  6,641
  Basic net income (loss)
    per unit                      .25   (1.74)   4.80 (1) (1.45)   3.25
  Cash distributions per unit     .10      --     .55        --     .50

(a) Includes sales to
    affiliates                  1,179   3,367   9,086     3,233      --

                                          Years Ended December 31,
                            -----------------------------------------------
                               1998     1997   1996      1995      1994
                               ----     ----   ----      ----      ----
Balance Sheet Data                             (In thousands)

  Assets related to
    community development     $23,669 $82,509 $83,085   $79,558 $70,061
  Assets related to
    rental properties              46  47,291  52,698    36,722  35,608
  Assets related to
    home building               2,719   2,573   2,491     3,819   4,998
  Total assets                 40,264 145,038 148,568   132,093 123,513

  Debt related to community
    development
      Recourse                  2,633  35,176  34,077    47,841  36,661
      Non-recourse                 --   2,295   2,153     2,034   4,268
  Debt related to rental
    properties
      Recourse                     --     969   1,139     1,322   1,559
      Non-recourse                 --  39,101  39,508    22,650  22,771
  Debt related to homebuilding
      Recourse                    740     159     502       981   2,398
  Total liabilities            12,873 101,750 101,974    94,184  82,808
  Partners' capital            27,391  43,288  46,594    37,909  40,705

      (1) Includes a $932,000 or $.45 per Unit reduction for the extraordinary item-early extinguishment of debt. See Note 3 of the Company's consolidated financial statements included in
           Item 8.


                                              Years Ended December 31,
                                        -----------------------------------
                                         1998    1997    1996   1995  1994
                                         ----    ----    ----   ----  ----
Operating Data

Community Development
  Residential lots sold                   417     250     523    134   228
  Residential lots used by
    Company's homebuilding operations      --       5      27     25    44
  Residential lots used in joint
    venture operations                    102      21      --     --    --
  Residential lots transferred to
    Company's rental property operations -- -- -- 54 -- Commercial and business park
  acres sold                               39      17       5     20    76
Undeveloped acres sold                     --     381      --      2    20

Homebuilding, all locations
  Contracts for sale, net of
    cancellations                          46      73      67    133   134
  Number of homes sold                     67     112     156    190   200
  Backlog at end of period                 92      58      68     92    86

Rental apartment units
  managed at end of period                 --   8,139   8,139  8,085 8,085
Units under construction                   --      --      --     54    --

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

     Effective October 5, 1998, the Company distributed the majority of its real estate development business to ACPT. As a result, the Company's historical results of operations for 1998 are not readily comparable with the results of operations for 1997. Accordingly, the unaudited pro forma results for 1998 and 1997 have also been presented as if the Distribution had been completed on January 1, 1997. This information is provided for purposes of completing the Management's Discussion and Analysis and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part II, Item 8 which show the historical operations of the Company.

                      INTERSTATE GENERAL COMPANY L.P.
                PRO FORMA CONSOLIDATED STATEMENTS OF LOSS
                  (In thousands, except per Unit amounts)

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                                1998         1997
                                              --------     --------
REVENUES
  Community development-land sales                492          297
  Homebuilding-home sales                       7,379        7,805
  Equity in earnings from partnerships
    and developer fees                            146          146
  Equity in earnings from
    gaming properties                             549           --
  Interest and other income                     1,388          817
                                             --------     --------
      Total revenues                            9,954        9,065
                                             --------     --------
EXPENSES
  Cost of land sales                              810          645
  Cost of home sales                            6,695        7,463
  Selling and marketing                         1,233        1,105
  General and administrative                      839          427
  Interest expense                                252           59
  Depreciation and amortization                    99          278
  Wetlands litigation expenses                     26        1,772
  Write-off of deferred project costs           1,191           --
  Write-off of goodwill                            --        1,843
                                             --------     --------
      Total expenses                           11,145       13,592
                                             --------     --------
LOSS BEFORE PROVISION
  FOR INCOME TAXES                             (1,191)      (4,527)
PROVISION FOR INCOME TAXES                        158          136
                                             --------     --------
LOSS BEFORE MINORITY INTEREST                  (1,349)      (4,663)
MINORITY INTEREST                                  44           --
                                             --------     --------

NET LOSS                                   $   (1,305)    $ (4,663)
                                             ========     ========


Pro forma for the year December 31, 1998 versus 1997

Community Development Operations

     Community development land sales revenue increased 66% to $492,000 during the pro forma twelve months ended December 31, 1998, compared to sales of $297,000 during the pro forma twelve months ended December 31, 1997. The 1998 pro forma period reflects sales of approximately 15 single family home lots as well as a commercial site with a sales price of $90,000, while the 1997 pro forma period reflects only sales of approximately 22 townhome lots. The Company had negative margins on land sales primarily due to a lack of volume on land sales not covering related period costs being included in cost of sales.

Homebuilding Operations

     Revenues from home sales decreased 6% to $7,379,000 for the pro forma twelve month period ending December 31, 1998, as compared to $7,805,000 during the pro forma twelve month period ending December 31, 1997. The 1997 revenues were a result of 69 scatter-site sales as well as 5 tract sales, while the 1998 revenues were a result of only 67 scatter-site sales. Although the revenues from home sales decreased, the gross profit margin increased to 9% in 1998, as compared to 4% for the same period of 1997 due to increases in sales prices.

Equity in Earnings from Gaming Properties

     Equity in earnings from gaming properties increased from $0 during the pro forma twelve month period ended December 31, 1997 to $549,000 for the same pro forma period for 1998. The increase is due to the recognition of equity in gaming properties after recovering a negative basis.

Interest and Other Income

     Interest and other income increased 70% to $1,388,000 for the pro forma twelve months period ending December 31, 1998 as compared to $817,000 during the pro forma twelve months period ending December 31, 1997. The increase is primarily due to the gain on sale of equity securities.

General and Administrative Expense

     General and administrative expenses increased 97% from $427,000 during the pro forma twelve months ending December 31, 1997 to $839,000 during the same pro forma period for 1998. This increase is result of additional salaries and office expenses incurred upon opening the new corporate headquarters in Chantilly, Virginia.

Interest Expense

     Interest expense increased 327% to $252,000 in the pro forma twelve months ending December 31, 1998, as compared to $59,000 for the same pro forma period in 1997. The increase is primarily due to an increase in the pro forma debt outstanding during 1998.

Provision for Wetlands Litigation Expense

     Expenses related to the Wetlands litigation as discussed in Item 3, decreased to $26,000 in 1998 from $1,772,000 in 1997. The Company established a reserve of $1,500,000 in 1997 to cover additional costs that could be incurred in the event of a retrial.

Write-off of Deferred Project Cost

     In 1998, management wrote off $1,191,000 of deferred project costs related to the waste technology project in Bridgeport, Connecticut. The construction of the project became economically unfeasible due to the decision of municipalities surrounding Bridgeport to have waste materials disposed of through land fill operations.

Write-off of Goodwill

     In conjunction with the Company's reorganization plan, management wrote off $1,843,000 of goodwill in 1997 related to the purchase of AFH. There was no similar transaction for 1998.

Historic for the year ended December 31, 1997 versus 1996

Community Development Operations

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

Homebuilding Operations

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

Rental Property Revenues and Operating Results

     Rental property revenues, net of operating expenses, increased 32% to $5,140,000 in the twelve months ended December 31, 1997, as compared to $3,883,000 during the same period in 1996. As of April 1, 1996 four additional partnerships were consolidated when they became majority owned through an acquisition of additional limited partnership interests.

Equity in Earnings from Partnerships and Developer Fees

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

Management and Other Fees

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

Interest Expense

     Interest expense decreased $656,000 to $3,609,000 during 1997, as compared to $4,265,000 in 1996. The decrease was primarily attributable to $500,000 in late fees incurred in 1996 and a decrease in the average debt outstanding during the 1997 period, offset in part by interest attributable to the additional four properties consolidated April 1, 1996, as discussed above.

General and Administrative Expense

     General and administrative expenses decreased 4% to $7,034,000 during the twelve months ended December 31, 1997, as compared to $7,338,000 during the same period of 1996. This decrease was a result of management's continued focus on cost efficiency and the reduction of expenses. Specifically management experienced reductions in legal fees of $133,000, and salaries and benefits of $853,000, for the year ended December 31, 1997. These reductions in spending were offset by discounts on notes receivable of $801,000. The notes receivable are due from an affiliate of a former director, and did not bear interest until certain infrastructure improvements were completed. Delays in those improvements caused a delay in the commencement of interest charges, necessitating the additional discounts.

Provision for Wetlands Litigation Expense

     Expenses related to the environmental legal proceedings discussed in
Item 3 increased to $1,772,000 in 1997 from $973,000 in 1996. The Company established a reserve of $1,500,000 in 1997 to cover additional costs that could be incurred in the event of a retrial.

Write-off of Goodwill

     In conjunction with the Company's reorganization plan, management wrote off $1,843,000 of goodwill in 1997 related to the purchase of a homebuilding company that builds homes on the purchasers' lots.

Spin-off Costs

     Costs of $1,164,000 related to the restructuring of the Company were recognized as an expense in 1997.

Liquidity and Capital Resources

     Cash and Cash equivalents were $33,000 and $2,273,000 respectively at December 31, 1998 and December 31, 1997. This decrease was attributable to $15,233,000 and $4,523,000 used in investing and financing activities respectively, partially offset by net cash provided by operating activiites. Cash flows from Operating Activities increased approximately $7,800,000 in 1998 over 1997 principally due to an increase in net income from 1997 as well as the return of approximately $3,000,000 in fines to the Company as a result of its successful appeal of the wetlands litigation. Cash flows used in investing activities increased by approximately $5,000,000 due principally to increased development costs expended for the land assets distributed to ACPT. Cash flows used in financing activities were approximately $5,100,000 higher in 1998 than in 1997 due primarily to the acquisition for cash of a minority interest in a subsidiary of ACPT prior to the Distribution date as well as payments on debt in excess of borrowings for land development and sales activity.

     IGC historically has met its liquidity requirements principally from cashflow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. As a result of the distribution and the development status of the land assets that the company retained, IGC expects to meet its liquidity requirements principally from land sales as well as bank and other financing facilities. The Company's principal demands for liquidity are expected to be the continued funding of development costs for IWT, ongoing debt service for existing bank loans, land development costs for the Company's land assets, operating cash needs for AFH, payables and normal operating costs. AFH historically has had cash needs in excess of those generated through operations and has substantial vendor payables. Management is currently engaged in a reorganization to minimize the cash needs of the business in order to make it profitable and cash flow positive.

     Management believes the Company's real estate assets have substantial value and their development will be financed on a conventional project finance basis. IGC will also look to the payment in part of a $6.5 million note from Interstate General Properties Limited Partnership S.E., now a subsidiary of ACPT The Company's liquidity needs are dependent on obtaining additional sources of capital and while management believes those sources of capital are available there are assurances that these funds will be generated.

Debt Summary

     As of December 31, 1998, assets with a book value of $13,222,000 were encumbered by $4,095,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):

                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Description                  Borrowings    Rate      Date     12/31/98
 ------------                 ----------  --------  --------  -----------

1st Nat'l Bank of St. Mary's (a) $   460  P+1.5%    12/29/99     $    149
1st Nat'l Bank of St. Mary's (a)   1,250  P+1.5%     3/21/00        1,042
1st Nat'l Bank of St. Mary's (b)     300  P+1.5%     3/30/99          300
Washington Savings Bank (c)          850  9.25%       4/1/99          152
Winston Corp Bank & Trust (d)      1,000  10.00%    10/28/99          732
Chevy Chase (e)                      500  P+1%        1/7/00          500
Other miscellaneous                2,504  Various    Various        1,220
                                 -------                          -------
                                 $ 6,864                          $ 4,095
                                 =======                          =======

      (a) The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $13,500 and $23,000 respectively.

      (b) Note is for operating use. This note was paid in full in January, 1999.

      (c) The note requires monthly interest payments. Principal payments are made by partial lot releases in the amount of $38,650.

      (d)  The note requires monthly interest payments of $6,103.  The note is currently held by Chevy Chase FSB.

      (e) The note is divided into two parts, a letter of credit and a promissory note in the amount of $200,000 and $300,000 respectively. The note requires monthly interest payments. The note is collateralized by undeveloped land located in Prince George's County, Maryland.



Year 2000

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

     IGC has assessed and continues to assess the impact of the Y2K issue on its reporting systems and operations.

     Current IGC State of Readiness. The systems and applications that can critically affect IGC's operations due to the Y2K issue are its financial reporting systems. These systems include one accounting application, one time and attendance application and the computer network system which they are installed on and the telephone, security, elevator, HVAC, and other like systems installed at IGC. Of secondary importance are those administrative systems and equipment not directly involved in revenue production but can still minimally impact IGC operations.

     The financial application employed by IGC is currently certified by the respective publisher to be Y2K compliant. Active testing to verify the Y2K compliance of the Company's financial system will be conducted in the second quarter of 1999. "Dummy" companies will be setup in the critical systems with dates forwarded to beyond 2000 for these tests.

     The Company relies on a time and attendance system for payroll processing. The payroll system utilizes the services of a third party provider and is certified Y2K compliant.

     The hardware component of IGC's financial system consists of industry standard PC operating systems, servers, desktop computers, and networking hardware. These systems have been evaluated and tested for Y2K compliance.

     The administrative applications (word processing, spreadsheet, messaging, etc) utilized by IGC have been certified by the various publishers to be Y2K compliant.

     Third Party Impact on Company Operations. Of the administrative procedures, only the payroll processing is performed by a third party vendor. A statement of Y2K compliance has been obtained from the vendor in question and IGC considers Y2K exposure with payroll processing to be minimal.

     Costs to Achieve Y2K Compliance. Because of IGC's almost exclusive use of "off the shelf" applications and hardware and that the Company maintains service maintenance agreements on all critical business systems, costs to achieve Y2K compliance have been nominal. Y2K upgrades for a majority of the Company's financial system has been included with standard system updates as part of the normal maintenance procedures.

     IGC does not separately track the internal costs incurred for the Y2K project, these costs are principally related payroll costs for the Company's information systems department. The cost for the financial departments to perform the scheduled tests of the accounting system for Y2K compliance has not been ascertained, though it is expected that these costs will be nominal.

     Risks of IGC's Y2K Issues. The failure of IGC's financial system for more than a few days would create a hardship on Company's operations. Failure of the accounting system will affect the companies general ledger, accounts payable, accounts receivable and reporting functions.

     IGC had not obtained insurance specific to Y2K liability issues. IGC has determined that current policies will cover damages due to the Company's systems Y2K non-compliance.

     IGC's Contingency Plan. IGC is currently evaluating it's various Y2K failure scenarios and developing contingency plans to ensure continued Company operations.

ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risks relating to its operations result primarily from changes in the prime interest rate. It is management's goal to minimize the impact of variable rate debt by pursuing equity and long-term fixed rate financings and refinancings of current fixed rate debt at lower rates when favorable market conditions exist. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal repayments, related weighted average interest rates by expected maturity dates and fair values. The Company has no derivative financial instruments.


                                                                     Interest Rate Sensitivity
                                                                Principal Amount by Expected Maturity
                                                                       Average Interest Rate
                                                                          (In thousands)

                                                                                                                   Fair Value
                                                                                                                  December 31,
                                             1999     2000     2001      2002     2003    Thereafter   Total         1998
                                             ----     ----     ----      ----     ----    ----------   -----      ------------

Long-term debt, including current portions:
Fixed rate debt - principal               $ 1,080    $  274    $  10    $   2     $  --    $    --     $ 1,366    $ 1,364
Fixed rate debt - interest                    102        11       --       --        --         --         113
Average interest rate                       9.93%     9.00%    0.00%     0.00     %0.00     % 0.00      % 9.47    %  9.25%

Variable rate debt - principal              1,193     1,536       --       --        --         --       2,729      2,729
Variable rate debt - interest                 223        41       --       --        --         --         264
Average interest rate                       9.20%     9.12%    0.00%    0.00%     0.00%      0.00%       9.16%      9.16%




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Interstate General Company L.P.:

     We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of income (loss), changes in partners' capital and cash flows for each of the three years ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included on pages 54 through 58 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.









Arthur Andersen LLP
Washington, D.C.
March 26, 1999
                      INTERSTATE GENERAL COMPANY L.P.
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (In thousands, except per Unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1998         1997        1996
                                         --------     --------    --------

REVENUES
  Community development-land sales
    Non-affiliates                       $ 12,267     $  9,990     $ 5,631
    Affiliates                              1,179        3,367       9,086
  Homebuilding-home sales                   7,379        7,805       9,715
  Rental property revenues                  6,693        8,737       7,577
  Equity in earnings from partnerships
    and developer fees                      1,149        1,494      16,530
  Equity in earnings from
    gaming properties                         549           --           4
  Management and other fees, substantially
    all from related entities               2,518        3,775       4,816
  Interest and other income                 1,214        1,044       1,015
                                         --------     --------    --------
      Total revenues                       32,948       36,212      54,374
                                         --------     --------    --------
EXPENSES
  Cost of land sales                        8,189        8,881      10,610
  Cost of home sales                        6,696        7,486       9,347
  Selling and marketing                     1,287        1,232       1,320
  General and administrative                5,127        7,034       7,338
  Interest expense                          2,630        3,609       4,265
  Rental properties operating expense       2,748        3,597       3,245
  Depreciation and amortization             1,519        2,128       1,997
  Wetlands litigation expenses                 26        1,772         973
  Write-off of deferred project costs       1,191            6         562
  Write-off of goodwill                        --        1,843          --
  Spin-off costs                            1,831        1,164          --
                                         --------     --------    --------
      Total expenses                       31,244       38,752      39,657
                                         --------     --------    --------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                          1,704       (2,540)     14,717
PROVISION FOR INCOME TAXES                    740          606       3,634
                                         --------     --------    --------
INCOME (LOSS) BEFORE MINORITY INTEREST        964       (3,146)     11,083
MINORITY INTEREST                            (446)        (439)       (306)
                                         --------     --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       518       (3,585)     10,777
EXTRAORDINARY ITEM-EARLY
  EXTINGUISHMENT OF DEBT                       --           --         932
                                         --------     --------    --------
NET INCOME (LOSS)                        $    518    $  (3,585)   $  9,845
                                         ========     ========    ========


                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) (continued)
                  (In thousands, except per Unit amounts)

                                              YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                           1998         1997        1996
                                         --------     --------    --------

BASIC NET INCOME (LOSS) PER UNIT
  Income (loss) before extraordinary
    item                                 $    .25    $   (1.74)   $   5.25
  Extraordinary item                           --           --        (.45)
                                         --------     --------    --------
  Net income (loss)                      $    .25    $   (1.74)    $  4.80
                                         ========     ========    ========

NET INCOME (LOSS)
  General Partners                       $      5    $     (36)   $     98
  Limited Partners                            513       (3,549)      9,747
                                         --------     --------    --------
                                         $    518    $  (3,585)   $  9,845
                                         ========     ========    ========

WEIGHTED AVERAGE UNITS OUTSTANDING          2,044        2,058       2,051
                                         ========     ========    ========





























                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S

                                                            DECEMBER 31,
                                                         ------------------
                                                           1998      1997
                                                         --------  --------
CASH AND CASH EQUIVALENTS
  Unrestricted                                           $     33  $  2,273
  Restricted                                                  125       508
                                                         --------  --------
                                                              158     2,781
                                                         --------  --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    Puerto Rico                                                --    32,918
    St. Charles, Maryland                                   6,387    28,417
    Other United States locations                          16,573    14,698
  Notes receivable on lot sales and other                     709     6,476
                                                         --------  --------
                                                           23,669    82,509
                                                         --------  --------
ASSETS RELATED TO RENTAL PROPERTIES
  Operating properties, net of accumulated
    depreciation of $21,392, as of
    December 31, 1997                                          --    37,829
  Investment in unconsolidated rental property
    partnerships, net of deferred income of $2,193
    as of December 31, 1997                                    --     8,657
  Other receivables, net of reserves of $0 and $223
    as of December 31, 1998 and 1997, respectively             46       805
                                                         --------  --------
                                                               46    47,291
                                                         --------  --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                        2,597     1,914
  Investment in joint venture                                  --       591
  Receivables and other                                       122        68
                                                         --------  --------
                                                            2,719     2,573
                                                         --------  --------
RECEIVABLES & OTHER ASSETS
  Receivables                                               9,593        --
  Deferred costs regarding waste technology
    and other projects, receivables and other               3,470     8,797
  Property, plant and equipment, less accumulated
    depreciation of $717 and $2,460 as of
    December 31, 1998 and 1997, respectively                  609     1,087
                                                         --------  --------
                                                           13,672     9,884
                                                         --------  --------
    Total assets                                          $40,264  $145,038
                                                         ========  ========
                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                                       DECEMBER 31,
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $  2,633       $ 35,176
  Non-recourse debt                                     --          2,295
  Accounts payable, accrued liabilities
    and deferred income                                386          5,245
                                                  --------       --------
                                                     3,019         42,716
                                                  --------       --------
LIABILITIES RELATED TO RENTAL PROPERTIES
  Recourse debt                                         --            969
  Non-recourse debt                                     --         39,101
  Accounts payable and accrued liabilities             888          3,331
                                                  --------       --------
                                                       888         43,401
                                                  --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        740            159
  Accounts payable and accrued liabilities           2,709          2,501
                                                  --------       --------
                                                     3,449          2,660
                                                  --------       --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           2,607          6,330
  Notes payable and capital leases                     722            615
  Accrued income tax liability - current             2,188          1,541
  Accrued income tax liability - deferred               --          4,487
                                                  --------       --------
                                                     5,517         12,973
                                                  --------       --------
    Total liabilities                               12,873        101,750
                                                  --------       --------
PARTNERS' CAPITAL
  General partners' capital                          4,166          4,345
  Limited partners' capital-2,044 and 2,066
    Units issued and outstanding as
    of December 31, 1998 and 1997, respectively     23,225         38,943
                                                  --------       --------
    Total partners' capital                         27,391         43,288
                                                  --------       --------
    Total liabilities and partners' capital       $ 40,264       $145,038
                                                  ========       ========



                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                              (In thousands)


                                        General      Limited
                                        Partners'    Partners'
                                        Capital      Capital       Total
                                        --------     --------      -----


BALANCES, December 31, 1995               4,292        33,617      37,909

  Net income                                 98         9,747       9,845

  Exchange of assets between the
    Company and general partner              (1)          (19)        (20)

  Cash distributions to partners            (11)       (1,129)     (1,140)
                                        -------       -------     -------

BALANCES, December 31, 1996             $ 4,378       $42,216     $46,594

  Net loss                                  (36)       (3,549)     (3,585)

  Issuance of warrants                        3           276         279
                                        -------       -------     -------
BALANCES, December 31, 1997             $ 4,345       $38,943     $43,288

  Net income                                  5           513         518

  Cash Distributions                        (22)         (207)       (229)

  Issuance of Warrants                        3           265         268

  Distribution of ACPT
  shares to unitholders                    (165)      (16,289)    (16,454)

                                       --------       -------    --------
BALANCES, December 31, 1998            $  4,166       $23,225    $ 27,391
                                       ========       =======    ========













                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                  1998     1997     1996
                                                --------  -------  -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $   518   $(3,585) $ 9,845
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Extraordinary item                             --        --      932
      Depreciation and amortization               1,519     2,128    1,997
      (Benefit) provision for deferred
        income taxes                                294      (847)     629
      Equity in earnings from gaming properties    (549)       --       (4)
      Equity in earnings from unconsolidated
        partnerships and developer fees            (788)   (1,402) (16,605)
      Distributions from unconsolidated
        partnerships                              1,912     5,155   15,666
      Cost of sales-community development
        and homebuilding                         14,885    16,367   19,957
      Homebuilding construction expenditures     (7,379)   (7,384)  (8,109)
      Equity in loss from homebuilding joint
        venture                                    (385)      (92)      75
      Write-off of deferred project cost          1,191         6      562
      Write-off of goodwill                          --     1,843       --
      Collection/(payment) of fines               3,212    (3,212)      --
      Changes in other accounts receivable,
      and accounts payable                        3,086       739    1,270
                                                -------   -------  -------
  Net cash provided by operating activities      17,516     9,716   26,215
                                                -------   -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for
    future sales                                (12,197)   (7,644) (11,444)
  Change in assets related to unconsolidated
    rental property partnerships                    157      (687)    (312)
  Change in restricted cash                      (2,083)      480    1,137
  (Additions to) disposals of rental operating
    properties, net                                (780)     (308)  (1,275)
  Acquisitions of other assets, net                (330)   (1,857)    (503)
  Contributions to homebuilding joint venture        --      (224)    (100)
                                                -------   -------  -------
  Net cash used in investing activities         (15,233)  (10,240) (12,497)
                                                -------   -------  -------





                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (In thousands)


                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                  1998     1997     1996
                                                --------  -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing              13,878    21,206   34,441
  Payment of debt                               (15,340)  (20,900) (48,283)
  Distributions to Unitholders                     (229)       --   (1,140)
  Issuance of warrants                              268       279       --
  Purchase of minority interest in subsidiary    (3,100)       --       --
                                                -------   -------  -------
  Net cash (used in) provided by financing
    activities                                   (4,523)      585  (14,982)
                                                -------   -------  -------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                               (2,240)       61   (1,264)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      2,273     2,212    3,476
                                                -------   -------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR          $    33   $ 2,273  $ 2,212
                                                =======   =======  =======

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                 $   292   $ 5,878  $ 4,940
  Income taxes paid                                  --     3,828      371
  Non-cash transactions
      Partnership interests received in
      satisfaction of accounts and notes
      receivable from general partner                --        --       69
    Accounts and notes receivable, net
      of reserves, satisfied via transfer
      of partnership interests from
      general partner                                --        --       69
    Assets transferred to general partner            --        --       49
    Assets transferred to ACPT                   16,454        --       --













                The accompanying notes are an integral part
                     of these consolidated statements.

                      INTERSTATE GENERAL COMPANY L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

     On October 5, 1998, IGC transferred its principal real estate operations to American Community Properties Trust ("ACPT"), and subsequently distributed all of the common shares of ACPT to the partners and unitholders of IGC (the "Distribution"). The purpose of the restructuring was to create an attractive investment vehicle for the principal real estate assets and operations of IGC that would not be burdened with the operating losses of Amercian Family Homes, LLC ("AFH") and the capital needs of Interstate Waste Technologies, Inc. ("IWT"), and Caribe Waste Technologies ("CWT"), or with the Wetlands litigation discussed below.

     After the restructuring, IGC continues to own certain assets that, in management's view, do not fit ACPT's business plan. These assets include the Towne Center land in St. Charles, Maryland, which has been the subject of wetlands litigation, certain single family home lots in the Dorchester neighborhood, also in St. Charles, Maryland, certain land in Pomfret, Maryland and in St. Mary's County, Maryland, a 50% interest in a partnership that owns land in Brandywine, Maryland, all of the shares of AFH, rights to collect the principal balance of a note in the amount of $6.77 million payable by a subsidiary of ACPT, as well as fractional interests in Chastleton Apartment Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnerhsip, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnerhsip. IGC retained a portion of the general partner interests in the latter four partnerships because a complete transfer would have terminated each respective partnership agreement, IGC intends to transfer the remaining interest in these partnerships to ACPT in 1999. Until such time as the partnership interest have been transferred, all beneficial interest related to these partnerships have been assigned to ACPT.

     All of the common stock of IWT and CWT (excluding shares issued as incentive compensation for employees) is held in a trust (the "CWT Trust") for the benefit of the IGC Unitholders. IGC capitalized these entities with $1 million cash, residential lots in the Montclair development in Prince William County, Virginia, and a note receivable from a third party in the amount of $1.06 million.



     On October 19, 1998, IGC implemented a one-for-five reverse unit split with respect to the IGC Units (the "Reverse Split"). The purpose of the

Reverse Split was to increase the post-Distribution trading price of IGC units.

     Consolidation and Presentation

     The accompanying consolidated financial statements include the accounts of Interstate General Company L.P. and its majority owned partnerships and subsidiaries, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "IGC". As of December 31, 1998, the consolidated group includes Interstate General Company L.P., St. Charles Associates Limited Partnership, American Family Homes, LLC., St. Charles Operating LLC, Interstate Waste Technologies Inc., Caribe Waste Technologies, Inc., and various inactive entities. The Company's investments in its non-majority owned partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support.

     The accompanying consolidated financial statements reflect the consolidated operations of IGC. No adjustments have been made to these statements to remove, for periods prior to the distribution, any of the activities transferred to ACPT.

     Sales and Profit Recognition and Cost Capitalization

     Sales revenues and profits from community development and homebuilding activities are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and IGC has no significant continuing involvement.

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

     Quarterly, IGC evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where management is holding for sale particular properties, the Company assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

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

     Deferred Project Costs

     Pre-construction costs are capitalized. Upon completion of construction, the deferred charges are amortized as a component of the assets' depreciation charge. Deferred project costs determined to be unrecoverable are written off.

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

     Comprehensive Income

     IGC has no items that would be considered comprehensive income that would require separate reporting in the accompanying consolidated statements of income.

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

                                                     Year Ended
                                                     December 31,
                                                ---------------------
                                                 1998   1997     1996
                                                 ----   ----     ----

   Weighted average units outstanding-basic      2,044   2,058   2,051
   Effect of dilutive equivalent units               1     N/A       3
                                                ------  ------  ------
   Weighted average units outstanding-diluted    2,045   2,058   2,054
                                                ======  ======  ======

     The effect of dilutive equivalent units is not applicable in 1997 because the Company recorded a net loss for that year. Potentially dilutive options and warrants are described in Note 7.

     Impact of Recently Issued Accounting Standards

     During 1998, IGC adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information". Due to the adoption of SFAS No. 131, IGC is required to report financial and descriptive information about its reportable operating segments. This statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Reconciliations of total segment revenues, total segment profit and loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements are also required.

In addition, SFAS No. 131 requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial postition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liabiltiy or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although currently IGC has no derivative instruments, this statement would apply to derivative instruments acquired in future periods.

     Reclassifications

     Certain amounts presented for 1997 in the Consolidated Balance Sheet and for 1997 and 1996 in the Consolidated Statements of Income and Cash Flows have been reclassified to conform with the 1998 presentation.

(2)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method (in thousands).

SUMMARY OF FINANCIAL POSITION:              AS OF DECEMBER 31,
                                            ------------------
                                             1998        1997
                                             ----        ----

Total assets                              $  33,695   $ 138,782
Total non-recourse debt                      42,373     144,595
Total other liabilities                      17,423      24,917
Total equity                                (26,101)    (30,730)
Company's investment                           (874)      8,657

SUMMARY OF OPERATIONS:                            FOR THE YEAR ENDED
                                             ---------------------------
                                             1998        1997       1996
                                             ----        ----       ----

Total revenue                             $  30,246    $ 32,063   $ 34,912
Net (loss) income                            (1,494)     (1,120)        60
Company's recognition of equity
  in earnings and developer fees                560       1,402      1,968

SUMMARY OF OPERATING CASH FLOWS:                  FOR THE YEAR ENDED
                                             ---------------------------
                                             1998        1997       1996
                                             ----        ----       ----

Cash flows from operating activities       $  3,615    $  3,746   $  7,494
Company's share of cash flows from
  operating activities                          309       1,099      2,915
Operating cash distributions                  5,854      10,648      1,620
Company's share of operating cash
  distributions                               1,911       5,155        501

SUMMARY OF 1996 SALES TRANSACTION:
Gain on sale                                      $ 39,934
Company's equity and earnings recognition           14,637
Total distribution of sales proceeds                36,235
Company's share of sales proceeds distribution      15,165

     Prior to the distribution of ACPT, the company had interests in 19 partnerships owning 4,563 rental units in 22 apartment complexes. At December 31, 1998, IGC had interests in 6 partnerships owning 1,000 rental units in 6 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

     The properties that the Company held interests in at December 31, 1998, Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership, were placed in service prior to 1995. As part of the prior reorganization, the Company will transfer its interest in all of the partnerships except Chastleton Apartments Associates and a 1% general partner interest in Coachman's Limited Partnership to ACPT during 1999.

     During 1997, the rental complexes owned by Monte de Oro and New Center were refinanced to provide distributions to their partners and funds to convert the rental units into condominiums. Rental revenues significantly decreased during 1997 as the units were vacated in preparation for conversion.

     On April 1, 1996, the Company acquired a controlling interest in four partnerships owning 596 rental units, Wakefield Third Age L.P., Wakefield Terrace Associates L.P., Palmer Apartments L.P. and Headen House Associates L.P. Effective April 1, 1996, the results of operations and balance sheets of these partnerships were consolidated in the accompanying financial statements through the distribution date. Prior to that time, they were accounted for under the equity method of accounting and as such their operating results are included above for the applicable periods. The remaining interest after the distribution date is accounted for under the equity method.

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

     Homebuilding Joint Venture

     The Company held a 50% joint venture interest in Escorial Builders S.E. until October 5, 1998 at which time it was transferred to ACPT. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots are deferred until sold by Escorial Builders to a third party. The Company has continued to disclose this information for comparative purposes and because of its share of earnings and cash flows during 1998 prior to the Distribution. The following tables summarize Escorial Builders' financial information (in thousands):

SUMMARY OF FINANCIAL POSITION:              AS OF DECEMBER 31,
                                            ------------------
                                             1998        1997
                                             ----        ----

Total assets                                $ 9,396   $ 13,719
Total liabilities                             7,107     12,536
Total equity                                  2,289      1,183
Company's investment                             --        591

SUMMARY OF OPERATIONS:                            FOR THE YEAR ENDED
                                             ---------------------------
                                             1998        1997       1996
                                             ----        ----       ----

Total revenue                              $ 12,324  $   2,491      $ --
Net income (loss)                             1,107        183      (151)
Company's recognition of equity
  in earnings                                   385         92       (75)

SUMMARY OF OPERATING CASH FLOWS:                  FOR THE YEAR ENDED
                                             ---------------------------
                                             1998        1997       1996
                                             ----        ----       ----

Cash flows from operating activities       $  5,043    $(7,326) $ (4,361)
Company's share of cash flows from
  operating activities                        1,900     (3,663)   (2,181)
Operating cash distributions                     --         --        --
Company's share of operating cash
  distributions                                  --         --        --


(3)  DEBT AND EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

     Debt

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at December 31, 1998 and 1997 (in thousands):

                                                            Outstanding
                                    Maturity   Interest     December 31,
                                     Dates      Rates*    ----------------
                                    From/To    From/To     1998     1997
                                    --------   --------   -------  -------
Related to community development:
  Recourse debt                     04-01-99/  P+1%/      $ 2,633  $35,176
                                    03-21-00   10.0%
  Non-recourse debt                                            --    2,295

Related to rental properties:
  Recourse debt                                                --      969
  Non-recourse debt                                            --   39,101


Related to homebuilding projects:
  Recourse debt                     Demand/    P+1%/          740      159
                                    08-03-99   P+1.5%

General:
  Recourse debt                     03-30-99/  P+1.25%/       722      615
                                    03-05-02   10.99%     -------  -------
    Total debt                                             $4,095  $78,315
                                                          =======  =======

*P = Prime lending interest rate.

     As of December 31, 1998, the $2,633,000 of recourse debt related to community development assets is fully collateralized by $12,784,000 of the community development assets.

     The homebuilding debt is secured by substantially all of the homebuilding assets.

     The Company's loans contain various financial, cross-default and technical provisions of which the Company is currently in compliance. IGC's weighted average interest rate during 1998 on its variable rate debt was 9.789%.

     The stated maturities (assuming no accelerations) of the Company's indebtedness at December 31, 1998 are as follows (in thousands):

            1999                                             22,273
            2000                                           1,811
            2001                                               9
            2002                                               2
            Thereafter                                        --
                                                         -------
                                                          $4,095
                                                         =======

     The interest costs incurred during 1998, 1997 and 1996 were accounted for as follows (in thousands):
                                            1998       1997     1996
                                           ------    -------   -------

          Expensed                         $2,804     $3,685    $4,269
          Capitalized                          25      2,931     3,930
                                           ------     ------    ------
                                           $2,829     $6,616    $8,199
                                           ======     ======    ======

     Extraordinary Item - Early Extinguishment of Debt

     On December 23, 1996, the Company completed the restructuring of two non-recourse mortgages that will provide an interest savings of approximately $12,000,000 over the life of the loans. The new mortgage notes payable of $18,700,000 bear an average annual interest rate over the life of the loans at approximately 6.8% compared to approximately 9.7% for the old loans. Prepayment fees of $932,000 were paid to the prior lender and charged as an extraordinary item in the accompanying financial statements. The loans are secured by the respective rental properties.

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

     IGC's counsel is currently engaged in negotiations with the U.S. Attorney's office on a possible disposition of the Wetlands litigation that would require payment of a fine by IGC, a portion of which will be abated by a contribution of approximately 2 acres of land in Towne Center South zoned for commercial development, remediation of two parcels, totaling approximately 73 acres, in St. Charles and IGC's undertaking an environmental compliance program. IGC would also plead guilty to a single felony count. All other criminal charges in the indictment against the Company and its president, James J. Wilson, would be dropped. The foregoing settlement proposal has not been agreed upon by either IGC or the U.S. Government, and there are number of issues that are still under discussion. If agreement is reached, the disposition must be approved by the court. Management believes that the cost of such a settlement, not including cost of remediation, would not be materially greater than the amount ($1.1 million) currently reserved by IGC for the Wetlands litigation. If such a settlement is reached, a portion of the land in St. Charles presently encumbered by the Wetlands litigation would become available for development.

     Lead Based Paint Allegations

     Subsequent to year end, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates (a housing partnership in which IGC is the general partner) and Capital Apartments Associates (an apartment project managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were in violation of the Residential Lead-Based Paint Housing Reduction Act of 1992 (the "Act"). This allegation was based on the finding by the Department of Housing and Urban Development ("HUD") that these apartments had failed to make disclosures of lead-based paint required by the Act. The Act also authorizes HUD to assess administrative civil penalties, and these penalties were estimated by the Department in March 1999 to be approximately $5,492,000. This original notification was addressed to ARMC, the managing agent at the time. However, the alleged violations occurred during IGC's tenure as management agent. ARMC and IGC have requested that ARMC be released from any liability and IGC substituted as the real party in interest. IGC has agreed with ACPT to accept the responsibility for any penalties that might be assessed against ARMC. As the general partner of Chastleton Apartments Associates, IGC is liable for any obligations of Chastleton and in such capacity would be liable if Chastleton was unable to pay any fines levied against it. The Company is actively trying to settle this matter, however there can be no assurance it will be successful.

     Guarantees

     The Company is guarantor of $1,477,241 of letters of credit and surety bonds for land development completion and homebuilding warranties. IGC is a guarantor of a $4,569,000 letter of credit securing bonds issued on behalf of Chastleton Apartments Associates Limited Partnership. This letter of credit is collateralized by certain assets owned by IBC, IBC affiliates, ACPT and the Company. The Company's assets included in the collateral consist of rights to a $4,636,000 note receivable from Brandywine Investment Associates Limited Partnership. IBC is obligated to obtain the release of IGC and ACPT as a guarantor of the forgoing letter of credit.

     In addition to the letters of credit, IGC shares the general partner interests in two rental partnerships with IBC, both of which have experienced cash flow problems in the past. Under the terms of the partnership agreement, IBC is the primary obligor for funding operating advances. However, should IBC fail to fulfill its funding obligations, IGC is obligated as a general partner to provide financial support. This obligation involves varying degrees of financial exposure in excess of amounts recognized in the consolidated financial statements.

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

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:

                                                                                     1998     1997       1996
                                                                                    ------   ------     ------
INCOME STATEMENT IMPACT

Community Development - Land Sales
  Affiliate of a former director                Cash and note sale          (A1)     $  --   $   --     $2,984
  Affiliate of a former director                Cash sale                   (A1)        --       --      2,720
  IBC, general partner of IGC                   Cash sale                               --       --      1,869
  Affiliate of IBC, general partner of IGC      Cash and note sale                      --       --      1,513
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, former director   Cash and note sale          (A2)        --    3,000         --
  Homebuilding Joint Venture                                                         1,179      367         --
                                                                                    ------   ------     ------
                                                                                    $1,179   $3,367     $9,086
                                                                                    ======   ======     ======
Cost of Land Sales
  Affiliate of a former director                                                    $   --   $   --     $1,759
  Affiliate of a former director                                                        --       --      2,276
  IBC, general partner of IGC                                                           --       --        586
  Affiliate of IBC, general partner of IGC                                              --       --        680
  Affiliate of IBC, general partner of IGC,
    and James Michael Wilson, former director                              (A2)         --    1,689         --
  Homebuilding Joint Venture                                                           936      303         --
                                                                                    ------   ------     ------
                                                                                      $936   $1,992     $5,301
                                                                                    ======   ======     ======

Investment in Gaming Properties                                                        549       --         --
                                                                                    ======   ======     ======

Management and Other Fees
  Unconsolidated subsidiaries                                                     $  1,795   $2,790     $3,993
  Affiliate of IBC, general partner of IGC                             (B1,2,3)        183      343        248
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, and James
    J. Wilson, director                                                                118      148        193
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, James J. Wilson,
    director, and an Affiliate of IBC, general
    partner of IGC                                                                      62       68        113
  IBC, general partner of IGC                                                           --       --         12
                                                                                    ------   ------     ------
                                                                                    $2,158   $3,349     $4,559
                                                                                    ======   ======     ======
Interest and Other Income
  Unconsolidated subsidiaries                                                       $   42   $   49     $   55
  Affiliate of a former director                                                        97      263        429
  Affiliate of IBC, general partner of IGC                                              39      120         --
  IBC, general partner of IGC                                                           --       --          8
  Affiliate of Thomas B. Wilson, director                                               --       16         17
  LDA, Affiliate of ACPT                                                               227      213        242
                                                                                    ------   ------     ------
                                                                                    $  405   $  661     $  751
                                                                                    ======   ======     ======

                                                                                      1998     1997       1996
                                                                                      ----     ----       ----
  General and Administrative Expense
  Affiliate of IBC, general partner of IGC                                   (D1)   $  246   $  339     $  361
  Reserve additions and other write-offs-
    Affiliate of a former director                                           (A1)       --      388        319
    Affiliate of IBC, general partner of IGC                                           (59)     117         69
    Unconsolidated subsidiaries                                                          8      213         84
    Affiliate of Thomas B. Wilson, director                                             --       83         --
  Reimbursement of administrative costs-
    Affiliate of IBC, general partner of IGC, and
      Thomas B. Wilson, director                                              (C)       --       --       (116)
  Reimbursement to IBC for IGC's share
      of J. Michael Wilson's salary                                                     68       14         --
                                                                                    ------   ------     ------
                                                                                      $263 $  1,154     $  717
                                                                                    ======   ======     ======

Interest Expense                                                                         8       --         --
                                                                                    ======   ======     ======
<CAPTION


                                                                                    Increase                      Increase
                                                                      Balance      (Decrease)      Balance       (Decrease)
                                                                    December 31,  in Reserves   December 31,    in Reserves
                                                                        1998          1998            1997            1997
                                                                     ---------   -------------  ------------    ------------
BALANCE SHEET IMPACT:

Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                        $    9          $  --         $  552        $ 111
  Affiliate of IBC, general partner
    of IGC                                              (B1,2,3)         --             --             51           (9)
  Affiliate of James Michael Wilson,
    director and James J. Wilson,
    director                                                             --             --             20           --
                                                                     ------          -----         ------        -----
                                                                       $  9           $ --         $  623        $ 102
                                                                     ======          =====         ======        =====

Assets Related to Community Development
Notes receivable and accrued interest-
  Affiliate of a former director,      Interest 10%
    secured by land                    payments per month
                                       $27,000, matured
                                       April 1, 1998        (A1)     $   --         $  --          $  980         $ --
  Affiliate of a former director,      Interest 10%
    secured by land                    payments per month
                                       $27,000, matures
                                       April 1, 1999        (A1)         --            --           2,088           388
  Affiliate of IBC, general partner    Interest P+1.5%
   of IGC, secured by land             matured
                                       June 29, 1998        (A2)         --            --           2,520           --
                                                                     ------         -----          ------        -----
                                                                     $   --         $  --          $5,588        $ 388
                                                                     ======         =====          ======        =====

Other Assets
Receivables - All unsecured
  IBC, general partner of IGC            Payable from IGC
                                         distributions      (D2)     $    5        $  --           $  681        $  --
  Affiliate of IBC, general partner      demand
   of IGC, and Thomas B. Wilson,
   director                                                              --           --               12           --
  IBC, general partner of IGC            demand                          --           --              (39)          --
                                                                     ------        -----           ------        -----
                                                                     $    5        $  --           $  654        $  --
                                                                     ======        =====           ======        =====

Liabilities Related to Community Development
  Accounts payable
  Whitman, Requardt                                         (D3)     $   7         $ --            $  121        $  --
                                                                    ======        =====            ======        =====

                                                                                Increase                       Increase
                                                                   Balance     (Decrease)        Balance      (Decrease)
                                                                 December 31,  in Reserves      December 31,   in Reserves
                                                                    1998          1998             1997            1997
                                                                 ------------  -----------      -------------  ----------




Other Liabilities
  Advances, IBC, General partner of IGC                             $  383        $  --            $   --        $  --
  Accounts payable to ACPT for accounting
    support services                                        (D4)        57           --                --           --
                                                                    ------        -----            ------        -----
                                                                    $  440           --                --           --
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

     (D) Other

     Other transactions with related parties are as follows:

     (1) IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire at various times through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property.

     (2) During 1996, the sale of four properties in Puerto Rico triggered a taxable gain, a portion of which is passed through to the predecessor of IGC that contributed those assets. IGC's partnership agreement provides for (1) an allocation to that predecessor of the income tax payable in Puerto Rico on such portion of the gain and (2) a reduction from its cash distributions in an amount equivalent to the Puerto Rico income tax specifically allocated to the predecessor. In accordance with these provisions, IGC recorded a receivable from IBC of $881,000 which was subsequently recovered through future distributions due to IBC.

     (3) Thomas J. Shafer became a director of IGMC in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. In management's opinion, services performed are on the same terms provided to other clients.

     (4) During the transition period after the Distribution, the Company received land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services from ACPT. After the transition period, ACPT has agreed to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.


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

     In February 1994, IWT was selected by the City of Bridgeport, Connecticut as its preferred vendor for a regional sludge management facility and executed a host community agreement. IWT pursued contracts for waste with surrounding communities but was unable to secure any due to decisions by the communities to pursue disposal of waste by means of land fill operations. Therefore IWT wrote-off all costs that were capitalized specifically to the Bridgeport project at December 31, 1998. The total amount of deferred costs written-off related to the Bridgeport project was approximately $1,191,000.

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

     In 1996, CWT proposed to build a solid waste facility on Saint Maarten, Netherlands Antilles. After an evaluation of proposals from four companies by the Government and its Dutch technical consultants, the Island Government entered into a Letter of Intent with CWT in October 1997. The Letter of Intent calls for CWT to submit a final proposal to the Island Government, followed by a period of exclusive negotiation for a solid waste disposal service agreement. CWT submitted its proposal for a 330 ton per day Thermoselect solid waste gasification facility to the Island Government in March 1998, and a revised proposal in August, 1998. Recently, a representative of the island government has asked for a further revision to the proposal. CWT management is preparing a revised proposal.

     In November 1997, the Government of the U.S. Virgin Islands ("GVI") issued a Request for Qualification ("RFQ") for Integrated Comprehensive Solid Waste Management Services. CWT responded in December 1997.
Following an evaluation of the submittals, the GVI notified CWT in February 1998 that CWT had been named to the list to receive an RFP. CWT management responded to the RFP on August 3, 1998. Thereafter, the procurement was canceled at approximately the time a new governor was elected. CWT is seeking to learn whether there will be a new procurement or negotiations will resume with the existing bidders.

     At December 31, 1998 and 1997, deferred costs regarding waste technology, net of reserves or direct write-offs, were $3,326,000 and $3,024,000, respectively.

(7)  OPTIONS, APPRECIATION RIGHTS AND WARRANTS

     IGC maintains Unit incentive plans for directors (the "Directors Plan") and employees (the "Employees Plan"). These plans were amended in 1994 and 1995 to allow for the issuance of Unit Appreciation Rights and other incentive awards. The Directors Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees Plan is for employees of IGC (due to the Distribution, the employees may be current employees of ACPT), including employees who are Directors of any general partner of IGC or of any affiliate of IGC. Under the terms of the plans, directors and employees may be granted options, incentive rights or other Unit based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee"). As of December 31, 1998, 249,505 IGC Units are reserved for issuance under both the Director's and Employees' Plan.

     Options

     As of December 31, 1998, all outstanding options are fully vested and exercisable however, 1,280 options expired on January 1, 1999. The remaining 2,000 options expire on August 1, 2001 and bear an exercise price of $3.71 per unit.

                                                 Plan Exercise         Plan Exercise
                                     Weighted    Price $3.71           Price $2.31
                                     Average     Expiring              Expiring
                                     Price       8/1/01                1/1/99
                                     --------    --------------        -----------------

Options outstanding,
  December 31, 1996                     $3.31        3,200                  1,280
                                                   -------               --------
Options outstanding,
  December 31, 1997                      3.31        3,200                  1,280
    Forfeited                            3.16       (1,200)                    --
                                                   -------               --------
Options outstanding,
  October 5, 1998                        3.16        2,000                  1,280
                                                   -------               --------
Options outstanding,
  December 31, 1998                      3.16        2,000                  1,280
                                                   =======               ========

     Appreciation Rights

     Under the terms of the plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive upon exercise an amount payable in cash, Class A Units of the Company, other property or some combination thereof as determined by the Committee. The amount received upon exercise on or after January 20, 1995, is determined based on the excess of the fair market value of the Company's Units on the exercise date, plus 50% of the fair market value of Equus Units on the exercise date, over the base price of the Unit Appreciation Right specified in the individual rights agreements. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning ten trading days before the exercise date and ending on the ninth day after the exercise date. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to such date, the Company's market price still reflected the value of the Company's interest in Equus.

     The number of stock appreciation rights outstanding which were exercisable, but not exercised prior to October 19, 1998, were reduced as a result of a 1 for 5 reverse unit split. During 1998, 800 rights were exercised while no rights were either forfeited or cancelled. Compensation expense recognized by the Company in connection with such awards totaled approximately $8,000 and $76,000 in 1998 and 1997, respectively. However, in 1996, $94,000 of prior expense was recovered due to a decline in the market price of the units. No unit appreciation rights have been issued in connection with the Director's Incentive Plan.

     As of December 31, 1998, the dates that the 39,360 outstanding Unit Appreciation Rights become exercisable and their expiration dates are as follows:

                                             Rights Expiring
                              ---------------------------------------------
                              May 15,   October 18,   June 19,   August 13,
Rights Exercisable at:         2004         2004        2007        2007
---------------------         -------   -----------   --------   ----------

  December 31, 1998           12,928        200          2,600        2,000
  May 15, 1999                 3,232
  June 19, 1999                                          2,600
  August 13, 1999                                                     2,000
  June 19, 2000                                          2,600
  August 13, 2000                                                     2,000
  June 19, 2001                                          2,600
  August 13, 2001                                                     2,000
  June 19, 2002                                          2,600
  August 13, 2002                                                     2,000
                              ------     ------         ------       ------
                              16,160        200         13,000       10,000
                              ======     ======         ======       ======
     Warrants

     In 1993, warrants to purchase 20,000 IGC units were issued to an investment banking firm in connection with a "highly confident letter" relating to proposed Virginia race track financing. The warrants had an exercise price of $5.30 per warrant and expire on September 30, 2003. The warrant agreement requires, in the event of a distribution of units, the number of warrants would be adjusted so the warrant holder would receive units in the distributed entity. Therefore, the warrant holder upon exercise of the warrants would be entitled to shares of ACPT. At the time of exercise, IGC would be required to purchase the ACPT shares on the open market at the existing trading price. As there is no way to estimate whether the warrants would be exercised or when, no adjustments have been made to the accompanying financial statements for the contingency related to the purchase of the shares.

     Warrants to purchase 150,000 Class A Units of IGC were issued to Banc One in 1997 as additional consideration for making their loan to the Company in August 1997. Due to the Distribution, these warrants have been replaced with warrants to purchase ACPT shares.

(8)  RETIREMENT AND PROFIT SHARING PLANS

     IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, the union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan and U.S. Social Security Plan for eligible employees were equal to 11.65% of basic salaries and wages for 1998, 1997 and 1996 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries which exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $150,000 for 1998, 1997 and 1996 were excluded from the calculation of contributions. Payments are also made to the Retirement Plan from IGC contributions to a profit sharing plan, as described below, and from voluntary contributions by employees. Contributions to the Retirement Plan were $208,000, $467,000 and $407,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

     In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 1998, 1997 or 1996.

(9)  INCOME TAXES

     As a U.S. Company doing business in Puerto Rico, IGC was subject to Puerto Rico income tax on its Puerto Rico source income. The taxes reflected below are a result of that liability.

     In conjunction with the Distribution the liability to pay income taxes by IGC for liabilities incurred prior to the Distribution date were assumed by ACPT. Accordingly the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes.

     The Company is not subject to U.S. taxes as a partnership. Therefore, the calculation below for the provision for income taxes does not include the income from U.S. operations which is not subject to income taxes. It does include the Puerto Rico source income which is subject to income taxes in Puerto Rico at the statutory rate of 29%. The Company did not reflect a tax provision in the fourth quarter as it had no Puerto Rico source income. The following table reconciles the effective rate solely attributable to Puerto Rico source income:

                                             December 31,
                          -------------------------------------------------
                               1998              1997             1996
                          ---------------   --------------   --------------
                                  (In thousands, except amounts in %)

                                    % of             % of             % of
                          Amount   Income   Amount  Income   Amount  Income
                          ------   ------   ------  ------   ------  ------
Provision for income
  taxes at the statutory
  income tax rate         $  740     29%    $  606    29%    $3,634    29%
                          ------    ----    ------    ---     -----    ---
                          $  740     29%      $606    29%    $3,634    29%
                          ======    ====    ======    ===    ======    ===

The provision for income taxes consists of the following:

                                      YEARS ENDED DECEMBER 31,
                               --------------------------------------
                                   1998         1997         1996
                               ------------  -----------  -----------
                                                 (In thousands)
Currently payable
  United States                   $   --     $   --        $   --
  Puerto Rico                        918      1,453         3,005
Deferred                            (178)      (847)          629
                                  ------     ------        ------
                                  $  740       $606        $3,634  (a)
                                  ======     ======        ======


      (a) Pursuant to IGC's partnership agreement, a portion of the gain and the related tax from the sale of four apartment projects was specifically allocated to the general partner. The Company has recorded tax owed by the general partner as a reduction of the provision for income taxes.

      Deferred income taxes reflect the "temporary differences" between amounts of assets and liabilities for financial reporting purposes as determined in accordance with SFAS No. 109 and such amounts as measured by tax laws.

Deferred taxes payable for 1998 were eliminated in the Distribution to ACPT.

The components of deferred taxes payable for 1997 include the following:

                                                         AT DECEMBER 31,
                                                        -----------------
                                                               1997
                                                           -----------
                                                          (In thousands)
Tax on amortization of deferred income related
  to long-term receivables from partnerships
  operating in Puerto Rico                                   $  556
Tax on equity in earnings of partnerships
  operating in Puerto Rico                                    1,232
Tax on land development costs capitalized for book
  purposes but deducted currently for tax purposes            2,465
Tax on interest income, payable when collected                  367
Tax on sale to related party deferred for book
  purposes but currently taxable                               (133)
                                                             ------
                                                             $4,487
                                                             ======

The reconciliation between net (loss) income per books and net taxable income (loss) is as follows:
                                             December 31,
                          -------------------------------------------------
                               1998              1997             1996
                          ---------------   --------------   --------------
                               (In thousands, except per Unit amounts)

                                    Per               Per             Per
                          Total     Unit    Total     Unit    Total   Unit
                          ------   ------   ------    ----    -----  ------
Net (loss) income
  per books                $   518  $ .25 $ (3,585)  (1.74) $ 9,845 $ 4.80
Built-in gain allocable
  to Predecessors:
    Current                 (3,761) (1.83)    (464)   (.25)  (3,554) (1.75)
    Deferred                  (359)  (.17)    (529)   (.25)    (415)  (.20)
Difference in income or
  losses from subsidiary
  partnerships              (1,650)  (.80)    (430)   (.20)  (4,968) (2.40)
Differences in treatment
  of corporate subsidiaries (3,912) (1.90)      18      --      269    .15
Capitalization of general
  and administrative
  expenses under the
  Uniform Capitalization
  Rules                        247    .12       49      --     (246)  (.10)
Differences in deferred
  income                       (87)  (.04)     175     .10   (1,431)  (.70)
Difference in cost of sales
  due to interest related to
  the acquisition of land,
  deducted for tax purposes    399    .19      390     .20      513    .25
Deferred income taxes         (178)  (.09)    (847)   (.40)     629    .30
Losses from restructuring     (211)  (.10)    (225)   (.10)  (3,742) (1.80)
Differences in wetland
  litigation costs            (529)  (.26)     860     .40   (1,323)  (.65)
Gain on contribution
  of assets and liabilities
  to corporations (spin-off) 3,000   1.46       --      --       --     --
Other book to tax
  reconciling items, none
  of which is individually
  significant                  787    .38    4,918    2.40    3,783   1.85
                            ------   ----  -------  ------  -------  -----
Net taxable income (loss)
  per partnership
  federal return           $(5,736)$(2.79) $   330  $  .16   $ (640)$ (.25)
                            ======   ====  =======  ======  ======= ======

     IGC had been grandfathered through 1997 as a non-tax paying public partnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporations as long as a substantial new line of business is not added. However, beginning in 1998, IGC could be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends and real property income. IGC was in compliance with these requirements at December 31, 1998.

     As of December 31, 1998, IGC continues to qualify as a non-tax paying public partnership. IGC will be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends and real property income. Due to the restructure IGC plans to continue complying with the 90% test in the forseeable future. As discussed above, if IGC is not in compliance with the 90% test in any given taxable year, it will be taxed as a corporation at statuatory corporate rates and those taxes could be substantial.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The balance sheet carrying amounts of cash and cash equivalents, receivables and other current assets approximate fair value due to the short-term nature of these items. Fair value of long-term debt instruments was determined by discounting future cash flows using IGC's current market rates. As of December 31, 1998 and 1997, the fair value of long-term debt instruments were $4,093,000 and $74,253,000, respectively.

(11) QUARTERLY SUMMARY (UNAUDITED)

     IGC's quarterly results are summarized as follows:

                                      Year Ended December 31, 1998
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per Unit amounts)

Revenues                    $ 11,958   $11,563   $ 7,057  $ 2,370  $32,948
Income (loss) before
  taxes and minority
  interest                     1,580     1,924      (293)  (1,507)   1,704
Net income (loss)              1,047     1,492      (514)  (1,507)     518

Basic net income per Unit        .50       .72      (.25)    (.72)     .25

                                      Year Ended December 31, 1997
                             ----------------------------------------------
                               1st       2nd       3rd      4th   Total for
                             Quarter   Quarter   Quarter  Quarter   Year
                             -------   -------   -------  ------- ---------
                                 (In thousands, except per Unit amounts)

Revenues                     $ 7,387   $10,809   $ 7,174  $10,842  $36,212
Income (loss) before
  extraordinary item,
  taxes and minority
  interest                       415     1,763      (246)  (4,472)  (2,540)
Net income (loss) as
  previously reported            255     1,798      (808)  (4,830)  (3,585)
Adjustment for Coachman's
  Landing (1)                     --      (576)       --      576       --
Adjustment for spin-off
  costs (2)                       --        --      (300)     300       --
Net income (loss) as revised     255     1,222    (1,108)  (3,954)  (3,585)
Basic earnings per Unit
  as previously reported:
  Net income (loss)              .12       .87      (.39)   (2.34)   (1.74)
Basic earnings per Unit
  as revised:
  Net income (loss)              .12       .60      (.54)   (1.92)   (1.74)

      (1) Adjustment made in the fourth quarter for Coachman's Landing is to reverse gain recorded on sale of a portion of IGC's investment in Coachman's Landing.

      (2) Adjustment made in the fourth quarter for spin-off costs is to expense spin-off costs which were capitalized as start-up costs during the quarter.

(12) SEGMENT INFORMATION

     IGC has four reportable segments: AFH, IWT/CWT, U.S. land and other, and Puerto Rico. U.S. land and other operations include investment in rental properties, community development, and management services. The Puerto Rico operations include investment in rental properties, investment in commercial properties, community development, management services, and homebuilding through a joint venture.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following present the segment information for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                        Land and                 Inter-
                                                    AFH     IWT/CWT     Other      Puerto Rico   Segment      Total
                                                    ----    -------     ---------  -----------   -------      -----
1998:

Total Revenues                                     7,482       --        15,304      12,168       (2,006)    32,948
Interest income                                      103       --         1,681         504       (1,242)     1,046
Interest expense                                      33       19         2,285         683         (390)     2,630
Depreciation
  and amortization                                     9       10         1,390         110           --      1,519
Income taxes                                          --       --            --         740           --        740
(Loss) Income before income
  taxes and minority interest                       (929)  (1,253)        2,185       2,186         (485)     1,704
Net (loss) income                                   (929)  (1,253)        1,445       1,740         (485)       518
Total assets                                       6,697    3,701        39,611          --       (9,745)    40,264
Additions to long lived assets                        --       --         5,150       5,015           --     10,165

1997:

Total revenue                                     10,716       --        15,746      10,941       (1,191)    36,212
Interest income                                      201       --           776         945       (1,191)       731
Interest expense                                     (19)      20         3,099       1,195         (686)     3,609
Depreciation
  and amortization                                   114       12         1,857         145           --      2,128
Income taxes                                          --       --            --         606           --        606
Income (loss) before income
  taxes and minority interest                        237      (17)       (4,059)      1,769         (470)    (2,540)
Net income (loss)                                    237      (17)       (4,212)        877         (470)    (3,585)
Total assets                                       6,524    4,223       104,576      49,791      (20,076)   145,038
Additions to long lived assets                        --       --         5,327       2,946           --      8,273

1996:

Total revenue                                     12,807        9        17,783      26,112       (2,337)    54,374
Interest income                                       25       --           962         323         (404)       906
Interest expense                                      49       24         3,750       1,489       (1,047)     4,265
Depreciation
  and amortization                                     4       13         1,384         596           --      1,997
Income taxes                                          --       --            --       3,634           --      3,634
Income (loss) before income
  taxes, minority interest
  and extraordinary item                             716     (266)           67      14,916         (716)    14,717
Income (loss) before
  extraordinary item                                 716     (266)         (603)     11,646         (716)    10,777
Net income (loss)                                    716     (266)       (1,535)     11,646         (716)     9,845
Total assets                                       4,007    1,394       107,487      52,672      (16,992)   148,568
Additions to long lived assets                        --       --         4,103       6,962           --     11,065


                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


               INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES
                              (In thousands)


                                                     Bldgs. &
                                                     Improve-    Subsequent
    Description          Encumbrances       Land     ments          Costs
--------------------     ------------     --------   ----------- ----------

Palmer Apartments              4,116           471         4,788       499
Garden Apartments
St. Charles, MD

Brookmont Apartments           2,262           162         2,677       342
Garden Apartments
St. Charles, MD

Headen Apartments              4,780           205         4,765     1,103
Garden Apartments
St. Charles, MD

Terrace Apartments             4,851           497         5,377       575
Garden Apartments
St. Charles, MD

Coachman's Landing Apt.        5,806           572         6,421        24
Garden Apartments
St. Charles, MD

Chastleton Apartments         16,287         2,630        23,624     1,059
High Rise Apartments
Washington, D.C.

Office Condo                     199            --           284        --
East Whitiland Township
Pennsylvania

Fredericksburg, VA               169           158            95         5
Model Park 1 Model

Raleigh, NC                       --            --            75         6
2 Models
                         -----------    ----------   ----------- ---------
Total Properties          $   38,470     $   4,695    $   48,106 $   3,613
                         ===========    ==========   =========== =========

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


           TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION
                              (In thousands)



                                       Bldgs. &                Accumulated
    Description             Land     Improvements     Total    Depreciation
--------------------        ----     ------------     -----    ------------

Palmer Apartments              471         5,287        5,758       4,242
Garden Apartments
St. Charles, MD

Brookmont Apartments           162         3,019        3,181       2,404
Garden Apartments
St. Charles, MD

Headen Apartments              205         5,868        6,073       4,222
Garden Apartments
St. Charles, MD

Terrace Apartments             497         5,952        6,449       4,738
Garden Apartments
St. Charles, MD

Coachman's Landing Apt.        572         6,445        7,017       1,565
Garden Apartments
St. Charles, MD

Chastleton Apartments        2,630        24,683       27,313       7,419
High Rise Apartments
Washington, D.C.

Office Condo                    --           284          284          77
East Whitiland Township
Pennsylvania

Fredericksburg, VA             158           100          258          26
Model Park 1 Model

Raleigh, NC                     --            81           81          24
2 Models
                        ----------   -----------  -----------  ----------
Total Properties         $   4,695    $   51,719   $   56,414   $  24,717
                        ==========   ===========  ===========  ==========

     NOTE TO TOTAL CAPITALIZED COSTS:

          THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES
          FOR U.S. AND P.R. PROPERTIES IS                      $   51,626

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998


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

Chastleton Apartments                 11/7/86             Bldg - 40 Yrs
High Rise Apartments                Constructed       Bldg Equip - 5/10 Yrs
Washington, D.C.

Office Condo                          5/14/90                31.5 Yrs
East Whitiland Township               Acquired
Pennsylvania

Fredericksburg, VA                    2/23/90            Bldg 5 - 40 Yrs
Model Park 1 Model                   Acquired

Raleigh, NC                           2/23/90            Bldg 5 - 40 Yrs
Model Park 2 Models                  Acquired

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998
                              (In thousands)




Real Estate at December 31, 1996                              $   246,552


Additions for 1997:
          Improvements                                              1,919
                                                              -----------


Deductions for 1997:
          Dispositions                                              2,051
                                                              -----------


Real Estate at December 31, 1997                              $   246,420
                                                              ===========


Additions for 1998:
          Improvements                                                556
                                                              -----------


Deductions for 1998:
          Distribution to ACPT                                    190,562
                                                              -----------


Real Estate at December 31, 1998                              $    56,414
                                                              ===========

                      INTERSTATE GENERAL COMPANY L.P.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                          AS OF DECEMBER 31, 1998
                              (In thousands)




Accumulated depreciation at December 31, 1996                 $   100,422


Additions for 1997:
          Depreciation expense                                      6,408
                                                              -----------


Deductions for 1997:
          Dispositions                                              1,944
                                                              -----------


Accumulated depreciation at December 31, 1997                 $   104,886
                                                              ===========


Additions for 1998:
          Depreciation expense                                      1,460
                                                              -----------


Deductions for 1998:
          Distribution to ACPT                                     81,629
                                                              -----------


Accumulated depreciation at December 31, 1998                 $    24,717
                                                              ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors of IGC's managing general partner, Interstate General Management Corporation ("IGMC"), is as follows:

Name                     Age            Office

James J. Wilson          65        Chairman, Director and Chief
                                   Executive Officer

Mark Augenblick          52        Director

Donald G. Blakeman       66        Director

Thomas J. Shafer         69        Director


The following are the executive officers of IGC:

Name                     Age            Office

James J. Wilson          65        Chairman and Chief Executive Officer

Mark Augenblick          52        Vice Chairman and President

Benjamin L. Poole        38        Vice-President and Chief Financial
                                   Officer

Francis C. Campbell      58        President, IWT and CWT (wholly owned
                                   subsidiaries of IGC)

Larry F. Liddle          55        Vice-President, IWT and CWT (wholly
                                   owned subsidiaries of IGC)
     Term of Office. Directors of IGMC are elected annually in April by action of the directors then holding office. Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC. As practicable, an additional one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors are to be persons who are
officers of IGC.   Messrs. Blakeman and Shafer currently serve as the
unaffiliated directors. Messr. James J. Wilson serves as the IBC director designate.

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

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following information is furnished with respect to the Chief Executive Officer and each of the other three most highly compensated Executive Officers of the Company (collectively, the "Executive Officers").

                                                        Long-Term
                                                       Compensation
                                                       ------------
                             Annual Compensation          Awards
                     --------------------------------- ------------
                                                        Securities
                                               Other    Underlying
                                               Annual    Options/    All Other
   Name & Principal  Year  Salary   Bonus  Compensation    SAR's   Compensation
       Position              ($)      ($)      ($) (2)       #        ($) (1)
   ----------------  ----  -------  ------ ------------ ---------- ------------

   James J. Wilson (3)
   Chairman & Chief  1998  500,200      --         --           --      10,064
   Executive Officer 1997  498,391      --         --           --      10,184
                     1996  499,075      --         --           --       9,492

   Mark Augenblick
   Vice-Chairman &   1998  292,508      --         --           --       0,000
   President         1997       --      --         --           --       0,000
                     1996       --      --         --           --       0,000

   Benjamin L. Poole (4)
   Vice Presidnet &  1998    5,256      --         --           --       0,000
   Chief Financial   1997       --      --         --           --       0,000
   Officer           1996       --      --         --           --       0,000

   Francis Campbell (4)
   President         1998  156,450      --         --           --       9,764
   IWT/CWT           1997  150,200      --         --           --       9,384
                     1996  132,492      --         --           --       8,075

   Larry Liddle (4)
   Vice President    1998  102,700      --         --           --       5,464
   IWT/CWT           1997  103,013      --         --           --       5,609
                     1996   86,700      --         --           --       4,412

   Edwin L. Kelly (5)
   President & Chief 1998  211,458      --         --           --      10,064
   Operatin Officer  1997  223,827      --         --           --      10,184
                     1996  197,367      --         --           --       9,492

   Francisco Arrivi Cros (5)
   Senior Vice       1998  211,538      --         --           --      10,064
   President         1997  227,244 100,000         --           --       9,420
                     1996  190,200      --         --           --       9,492

         (1) Reflects IGC's contributions to Retirement Plan discussed below.
         (2) Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.

         (3) Mr. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two year period, then $200,000 per year for an eight year period. Mr. Wilson's consulting fee is paid directly to IGC who, in turn, pays Mr. Wilson.
         (4) With respect to the above referenced officers, Form 3's were not filed on a timely basis.
         (5) The above referenced individuals were employees of the Company through September 30, 1998.

     Employment Agreements. Mr. Augenblick entered into a four year employment agreement with the Company commencing March 23, 1998. The agreement provides for a base salary of $400,000, annual directors' fees totalling $50,000, shares in Interstate Waste Technologies and Caribe Waste Technologies, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits and severance pay for the unexpired term of the contract.

     Mr. Poole entered into a three year employment agreement with the Company commencing December 7, 1998. The agreement provides for a base salary of $200,000, a one-time transition payment of $20,000, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

     Mr. Campbell entered into a one year employment agreement with the Company commencing October 1, 1998. The agreement provides for a base salary of $175,000, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

     Mr. Liddle entered into a one year employment agreement with the Company commencing October 1, 1998. The agreement provides for a base salary of $110,000, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

     Directors. Directors of the Managing General Partner that do not receive salaries from the Company or affiliates receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. During 1998, the directors' fees totaled $42,067 of which $39,200 were unpaid as of December 31, 1998.

     IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

     Unit Options and Unit Appreciation Rights. IGC's employees (may include current employees of ACPT), including its directors and officers, are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options ("Options") or Unit Appreciation Rights ("Rights") to employees and officers on the basis of their performance. The Rights entitle the holder to receive upon exercise, an amount payable in cash, Class A units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the fair market value of the Company's Units on the exercise date, (plus 50% of the fair market value of Equus Units on the exercise date for Rights granted prior to 1995), over the base price of the Right specified in the individual rights agreements. There were no unit appreciation rights granted during 1998.

     Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 1998, 1997 or 1996.

     Retirement Plan. IGC maintains a retirement plan (the "Retirement Plan") for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 1998, 1997 and 1996 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $150,000) that exceeded that wage base. Additional contributions to the Retirement Plan are made pursuant to the Profit Sharing Plan.

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

                                                  Beneficial Ownership (1)
                                                  ------------------------
                                                    Number of
Name of Beneficial Owner                            IGC Units      Percent
------------------------                          -------------    -------

James J. Wilson (2)                                     6,135         .3

Mark Augenblick                                            --         --

Benjamin L. Poole                                          --         --

Francis C. Campbell                                        --         --

Larry Liddle                                               --         --

Donald G. Blakeman                                         --         --

All executive officers of IGC
and directors of IGMC as a group                        6,135         .3

Bessemer Interstate Corporation
245 Peachtree Center Avenue #804
Atlanta, GA  30303                                    104,442        5.08

Interstate Business Corporation
222 Smallwood Village Center
St. Charles, MD  20602                                616,103       29.97

Wilson Securities Corporation
222 Smallwood Village Center
St. Charles, MD  20602                                315,296       15.34

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

          The following financial statements of Interstate General Company L.P. are contained herein:

               Report of Independent Public Accountants

               Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996

     2.   Financial Statement Schedules

          The following financial statements schedules are contained herein:

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

 (g)     Employment Agreement between Interstate     Exhibit 10(g) to 1997 10-K
         General Company L.P. and Mark Augenblick dated March 11, 1998

 (h)     Employment Agreement between Interstate     Exhibit 10(h) to 1998 10-K
         General Company L.P. and Benjamin L. Poole dated December 7, 1999

 (i)     Employment Agreement between Interstate     Exhibit 10(i) to 1998 10-K
         General Company L.P. and Larry F. Liddle dated October 1, 1998

 (j)     Employment Agreement between Interstate     Exhibit 10(i) to 1998 10-K
         General Company L.P. and Francis Campbell dated October 1, 1998

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

 (q)     Third Amendment to Second Amended and       Exhibit 10(kk) to
         Restated Certificate and Agreement of       1989 10-K
         Interstate General Properties Limited
         Partnership dated February 16, 1990

 (r)     Fourth Amendment to Second Amendment        Exhibit 10(lll) to
         and Restated Certificate and Agreement      1991 10-K
         of Interstate General Properties
         Limited Partnership S.P., dated
         June 29, 1981

 (s)     Fifth Amendment to Second Amendment and     Exhibit 10(mmm) to
         Restated Certificate and Agreement of       1991 10-K
         Interstate General Properties Limited
         Partnership S.P., dated June 29, 1981

 (t)     Sixth Amendment to Second Amended and       Exhibit 10(a) to Form 10-Q
         Restated Certificate and Agreement of       for the quarter ended
         Limited Partnership of Interstate           March 31, 1998
         General Properties Limited Partnership
         S.E. dated as of April 1, 1998

 (u)     Partnership agreement for Fox Chase         Exhibit 10(p) to Form S-1
         Apartments General Partnership as
         amended January 29, 1986

 (v)     Amendment to Partnership Agreement for      Exhibit 10(mm) to Form S-1
         Fox Chase Apartments General Partnership dated February 10, 1987

 (w)     Withdrawal, Mutual Release and              Exhibit 10(q) to 1993 10-K
         Indemnification Agreement and Amendment
         to Fox Chase General Partnership Agreement dated August 20, 1993

 (x)     Partnership agreement for Wakefield Third   Exhibit 10(r) to Form S-1
         Age Associates Limited Partnership dated
         July 1, 1985

 (y)     Partnership agreement for Wakefield         Exhibit 10(t) to Form S-1
         Terrace Associates Limited Partnership
         dated July 1, 1985

 (z)     Partnership agreement for Headen House      Exhibit 10(v) to Form S-1
         Associates Limited Partnership dated
         July 1, 1985

 (aa)    Partnership agreement for Palmer            Exhibit 10(w) to Form S-1
         Apartments Associates Limited
         Partnership dated July 1, 1985

 (bb)    Partnership agreement for Chastleton        Exhibit 10(dd) to Form S-1
         Apartments Associates dated May 1, 1986

 (cc)    Partnership agreement for New Forest        Exhibit 10(ff) to Form S-1
         Apartments General Partnership dated
         November 18, 1986

 (dd)    First Amendment to the General              Exhibit 10(ii) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         February 24, 1987

 (ee)    Second Amendment to the General             Exhibit 10(hh) to
         Partnership Agreement of New Forest         1988 10-K
         Apartments General Partnership dated
         December 19, 1988

 (ff)    Withdrawal, Mutual Release and              Exhibit 10(z) to 1993 10-K
         Indemnification Agreement and Amendment
         to New Forest Apartments General
         Partnership Agreement dated
         August 20, 1993

 (gg)    Limited Partnership Agreement and           Exhibit 10(zz) to
         Amended and Restated Limited Partnership    1988 10-K
         Certificate of Coachman's Limited
         Partnership dated June 2, 1988

 (hh)    Management Services Agreements between      Exhibit 10(k) to Form S-1
         Interstate General Properties Limited
         Partnership and National General
         Corporation (3 separate agreements)

 (ii)    Property Management Agreement between       Exhibit 10(oo) to Form S-1
         National General Corporation and
         Interstate General Corporation and
         Interstate General Properties Limited
         Partnership as amended March 30, 1986

 (jj)    Management service agreement between        Exhibit 10(jj) to
         Interstate General Company L.P. and         1989 10-K
         Coachman's Limited Partnership dated
         May 2, 1988



 (kk)    Amendment to Management Service             Exhibit 10(hh) to
         Agreement between Interstate General        1993 10-K
         Company L.P. and Coachman's Limited

         Partnership dated January 1, 1993

 (ll)    Management Agreement by and between         Exhibit 10(zzzz) to
         Interstate Properties and Interstate        1992 10-K
         St. Charles, Inc. (El Monte), dated
         January 5, 1987

 (mm)    First Amendment to Management Agreement     Exhibit 10(aaaaa) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated January 4, 1988

 (nn)    Second Amendment to Management Agreement    Exhibit 10(bbbbb) to
         by and between Interstate Properties and    1992 10-K
         Interstate Business Corporation (El Monte), dated December 31, 1992

 (oo)    Management Agreement by and between         Exhibit 10(ccccc) to
         Interstate General Properties and           1992 10-K
         Interstate St. Charles, Inc. (Santa Maria
         Shopping Center), dated January 5, 1987

 (pp)    First Amendment to Management Agreement     Exhibit 10(ddddd) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership and
         Interstate Business Corporation (Santa
         Maria Shopping Center), dated
         January 4, 1988

 (qq)    Second Amendment to Management Agreement    Exhibit 10(eeeee) to
         by and between Interstate General           1992 10-K
         Properties Limited Partnership S.E. and
         Interstate Business Corporation and
         Santa Maria Associates S.E., dated
         December 28, 1990

 (rr)    Two (2) Property management agreements      Exhibit 10(aa) to Form S-1
         between Interstate General Properties
         Limited Partnership and Capitol Park
         Associates as amended December 31, 1984

 (ss)    Lease for office space between Interstate   Exhibit 10(r) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated May 21, 1981

 (tt)    Lease for office space between Interstate   Exhibit 10(m) to Form S-1
         General Business Corporation and
         Smallwood Village Associates Limited
         Partnership dated June 15, 1981

 (uu)    Lease Amendment to Lease for commercial     Exhibit 10(c) to Form 10-Q
         space between Smallwood Village Associates  for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated October 1, 1991

 (vv) Lease Amendment II to Lease for commercial Exhibit 10(d) to Form 10-Q space between Smallwood Village Associates for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (ww)    Store Lease between Interstate General      Exhibit 10(fff) to
         Business Corporation and Smallwood          1991 10-K
         Village Associates Limited Partnership
         dated April 1, 1988

 (xx)    Store Lease between Smallwood Village       Exhibit 10(e) to Form 10-Q
         Associates and Interstate General           for the quarter ended
         Company L.P. dated December 1, 1987         September 30, 1995

 (yy)    Lease Amendment to Store Lease between      Exhibit 10(f) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. dated       September 30, 1995
         February 1, 1989

 (zz)    Lease Amendment II to Store Lease           Exhibit 10(g) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated December 1, 1992

 (aaa)   Lease Amendment III to Store Lease          Exhibit 10(h) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 30, 1994

 (bbb)   Lease Amendment IV to Store Lease           Exhibit 10(i) to Form 10-Q
         between Smallwood Village Associates        for the quarter ended
         and Interstate General Company L.P.         September 30, 1995
         dated September 5, 1995

 (ccc)   Office Lease between Smallwood Village      Exhibit 10(a) to Form 10-Q
         Associates and Interstate General Company   for the quarter ended
         L.P. for Smallwood Village Center dated     September 30, 1995
         August 25, 1995

 (ddd)   Amendment to Office Lease between           Exhibit 10(b) to Form 10-Q
         Smallwood Village Associates and            for the quarter ended
         Interstate General Company L.P. for         September 30, 1995
         Smallwood Village Center dated
         September 5, 1995

 (eee)   Fourth Amendment to Interstate General      Exhibit 10(yyyy) to
         Company L.P. Retirement Plan, dated         1992 10-K
         July 1, 1992

 (fff)   Fifth Amendment to Interstate General       Exhibit 10(b) to Form 10-Q
         Company L.P. Retirement Plan dated          for the quarter ended
         June 5, 1995                                June 30, 1995

 (ggg)   Agreement Regarding Partnership Interest    Exhibit 10(nn) to Form S-1
         in Chastleton Apartment Associates
         dated January, 1987


 (hhh)   Stockholders Agreement among Interstate     Exhibit 10(pp) to Form S-1
         and certain stockholders of Interstate
         St. Charles, Inc. dated as of
         December 1, 1986

 (iii)   License Agreement between Interstate        Exhibit 10(qq) to Form S-1
         General Company L.P., Interstate
         General Business Corporation and
         Interstate St. Charles, Inc., dated
         as of December 31, 1986

 (jjj)   Amendment to License Agreement between      Exhibit 10(rr) to Form S-1
         Interstate General Company L.P.,
         Interstate General Business Corporation
         and Interstate General Company L.P.,
         dated as of February 9, 1987

 (kkk)   Unitholders Agreement among Interstate      Exhibit 10(ss) to Form S-1
         General Business Corporation, Interstate
         St. Charles, Inc., and Interstate
         Properties Trust dated as of
         February 9, 1987

 (lll)   Agreement dated March 15, 1990 among        Exhibit 10(ddd) to
         Interstate General Company L.P.,            1990 10-K
         Interstate Business Corporation and
         Interstate General Properties

 (mmm)   Management service agreement between        Exhibit 10(ee) to Form S-1
         Interstate General Business Corporation     Amendment Exhibit 10(ee)
         and Chastleton Apartments Associates        to 1989 10-K
         as amended February 26, 1987

 (nnn)   Amendment to February 26, 1987              Exhibit 10(bbb) to
         Management Service Agreement between        1993 10-K
         Interstate General Business Corporation
         and Chastleton Apartment Associates
         dated January 1, 1993

 (ooo)   Property management agreement between       Exhibit 10(z) to Form S-1
         Interstate General Properties Limited       Amendment Exhibit 10(z) to
         Partnership and G.L. Limited Partnership    1989 10-K
         as amended September 30, 1985 and as
         amended March 1, 1989

 (ppp)   Amendment to Property Management            Exhibit 10(ddd) to
         Agreement between Interstate General        1993 10-K
         Properties Limited Partnership and
         G. L. Limited Partnership dated
         January 1, 1993

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

 (vvv)   Registration Rights Agreement with          Exhibit 10.4 to the S-4
         respect to the Warrants dated
         December 15, 1993, among HDAMC, HDA,
         Oppenheimer & Co., Inc. and The
         Argosy Securities Group L.P.

 (www)   Amended and Restated Management             Exhibit 10.6 to the S-4
         Agreement dated December 15, 1993,
         between Interstate General Properties
         Limited Partnership S.E. ("IGP") and
         HDA

 (xxx)   Master Support and Services Agreement       Exhibit 10.20 to the
         dated December 9, 1994, between IGC         Equus S-11
         and Equus Gaming Company L.P.

 (yyy)   Consulting Agreement dated December 15,     Exhibit 10.21 to the
         1993, between El Comandante Operating       Equus S-11
         Company and Interstate General
         Properties Limited Partnership

 (zzz)   Amended and Restated Registration Rights    Exhibit 10.29 to the
         Agreement with Respect to the Warrants      Equus S-11
         dated December 12, 1994, among HDAMC,
         HDA, Oppenheimer & Co., Inc., the
         Argosy Securities Group L.P. and Equus
         Gaming Company L.P.

 (aaaa)  Agreement of Purchase and Sale between      Exhibit 10(dddd) to
         Interstate General Company L.P. and         1994 10-K
         Interstate Business Corporation dated
         December 30, 1994 for the Partnership
         Interests in:
              New Forest Apartments General Partnership
              Headen House Associates Limited Partnership
              Fox Chase Apartments General Partnership
              Palmer Apartments Associates
              Wakefield Terrace Associates
              Wakefield Third Age Associates

 (bbbb)  Agreement of Purchase and Sale between      Exhibit 10(a) to Form 10-Q
         Interstate Business Corporation and         for the quarter ended
         Interstate General Company L.P. dated       June 30, 1996
         June 12, 1996 for the Partnership

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

                                     INTERSTATE GENERAL COMPANY L.P.

                                     By:  Interstate General Management
                                          Corporation
                                          Managing General Partner

Dated:  April 1, 1999                By:  /s/ James J. Wilson
      ---------------------               -----------------------------
                                          James J. Wilson
                                          Chairman and Chief
                                          Executive Officer

Dated:  April 1, 1999                By:  /s/ Mark Augenglick
      ---------------------               -----------------------------
                                          Mark Augenblick
                                          Vice Chairman, President
                                          and Director

Dated:  April 1, 1999                By:  /s/ Benjamin L. Poole
      ---------------------               -----------------------------
                                          Benjamin L. Poole
                                          Vice President and Chief
                                          Financial Officer

Dated:  April 1, 1999                By:  /s/ Paula S. Biggs
      ---------------------               -----------------------------
                                          Paula S. Biggs
                                          Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                             Title                     Date
  ---------                   -------------------------          ------

/s/ James J. Wilson                                         April 1, 1999
-------------------------     Chairman, Chief Executive     ---------------
James J. Wilson               Officer and Director

/s/ Mark Augenblick                                         April 1, 1999
-------------------------     President, Vice Chairman      ---------------
Mark Augenblick               and Director

/s/ Benjamin L. Poole                                       April 1, 1999
-------------------------     Vice President and Chief      ---------------
Benjamin L. Poole             Financial Officer

/s/ Paula S. Biggs                                          April 1, 1999
-------------------------     Treasurer                     ---------------
Paula S. Biggs

  Signature                             Title                     Date
  ---------                   -------------------------          ------


/s/ Donald G. Blakeman                                      April 1, 1999
----------------------        Director                      ---------------
Donald G. Blakeman


/s/ Thomas J. Shafer                                        April 1, 1999
----------------------        Director                      ---------------
Thomas J. Shafer

                             INDEX TO EXHIBITS



EXHIBIT
NUMBER                          EXHIBIT
-------                         -------


10.            Material contracts

   (h)         Employment Agreement between Interstate General Company L.P.
               and Benjamin L. Poole dated December 7, 1998.

   (i)         Employment Agreement between Interstate General Company L.P.
               and Larry F. Liddle dated October 1, 1998.

   (j)         Employment Agreement between Interstate General Company L.P.
               and Francis Campbell dated October 1, 1998.

21.            List of Subsidiaries of Interstate General Company L.P.

27.            Financial Data Schedule