Form 10-Q
period 1999-03-31
INTERSTATE GENERAL CO L P
filed 1999-05-17
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

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


                               (703) 263-1191
           ----------------------------------------------------
            (Registrant's telephone number, including area code)


              222 Smallwood Village Center, Waldorf, MD  20602
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

                           2,055,785 Class A Units
                          ------------------------

                        INTERSTATE GENERAL COMPANY L.P.
                                     FORM 10-Q
                                       INDEX




PART I    FINANCIAL INFORMATION                             Page
                                                            Number
                                                            ------
Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income for
            the Three Months Ended March 31, 1999 and
            1998.  (Unaudited)                                 3

          Consolidate Balance Sheets as of March 31, 1999
            (Unaudited) and December 31, 1998 (Audited).       4

          Consolidated Statements of Cash Flow for the
            Three Months Ended March 31, 1999 and 1998.
            (Unaudited)                                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the Three
          Months Ended March 31, 1999 and 1998.               13

Item 3.   Qualitative and Quantitative Disclosures About
          Market Risk                                         18

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                   18

Item 2.   Changes in Securities and Use of Proceeds           19

Item 3.   Defaults upon Senior Securities                     19

Item 4.   Submission of Matters to a Vote of Security
          Holders                                             19

Item 5.   Other Information                                   20

Item 6.   Exhibits and Reports on Form 8-K                    20

          Signatures                                          21

                        INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

                                                  1999             1998
                                                --------        ---------
REVENUES
  Community development-land sales              $    261        $  5,992
  Homebuilding-home sales                          2,393           2,030
  Rental property revenues                            --           2,209
  Equity in (losses)/earnings from partnerships
    and developer fees                                45             505
  Management and other fees, substantially
    all from related entities                          2             976
  Interest and other income                          245             246
                                                --------        --------
      Total revenues                               2,946          11,958
                                                --------        --------
EXPENSES
  Cost of land sales                                 264           3,504
  Cost of home sales                               2,067           1,834
  Selling and marketing                              303             333
  General and administrative                         714           1,695
  Interest expense                                    74             866
  Rental properties operating expense                 --             896
  Depreciation and amortization                       35             493
  Spin-off costs                                      38             757
                                                --------        --------
      Total expenses                               3,495          10,378
                                                --------        --------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                            (549)          1,580

PROVISION FOR INCOME TAXES                            --             335
                                                --------        --------
(LOSS) INCOME BEFORE MINORITY INTEREST              (549)          1,245
MINORITY INTEREST                                     --            (198)
                                                --------        --------
NET (LOSS) INCOME                               $   (549)       $  1,047
                                                ========        ========
BASIC NET (LOSS) INCOME PER UNIT                $   (.27)       $    .51
                                                ========        ========
NET (LOSS) INCOME
  General Partners                              $     (6)       $     10
  Limited Partners                                  (543)          1,037
                                                --------        --------
                                                $   (549)       $  1,047
                                                ========        ========
WEIGHTED AVERAGE UNITS OUTSTANDING                 2,056           2,066
                                                ========        ========




                  The accompanying notes are an integral part
                       of these consolidated statements.

                     INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                A S S E T S

                                                  March 31,    December 31,
                                                    1999          1998
                                                 -----------   ------------
                                                 (Unaudited)    (Audited)
CASH AND CASH EQUIVALENTS
  Unrestricted                                     $    165     $     33
  Restricted                                            129          125
                                                   --------     --------
                                                        294          158
                                                   --------     --------
ASSETS RELATED TO COMMUNITY DEVELOPMENT
  Land and development costs
    St. Charles, Maryland                             6,398        6,387
    Other United States locations                    16,599       16,573
  Notes receivable on lot sales and other               642          709
                                                   --------     --------
                                                     23,639       23,669
                                                   --------     --------
ASSETS RELATED TO RENTAL PROPERTIES
  Other receivables                                      32           46
                                                   --------     --------
                                                         32           46
                                                   --------     --------
ASSETS RELATED TO HOMEBUILDING
  Homebuilding construction and land                  2,395        2,597
  Receivables and other                                 110          122
                                                   --------     --------
                                                      2,505        2,719
                                                   --------     --------
RECEIVABLES & OTHER ASSETS
  Receivables                                         9,879        9,593
  Deferred costs regarding waste technology
    and other projects, receivables and other assets  3,755        3,470
  Property, plant and equipment, less accumulated
    depreciation of $741 and $717 as of
    March 31, 1998 and December 31, 1998,
    respectively                                        602          609
                                                   --------     --------
                                                     14,236       13,672
                                                   --------     --------
    Total assets                                   $ 40,706     $ 40,264
                                                   ========     ========








                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                     LIABILITIES AND PARTNERS' CAPITAL


                                                 March 31,     December 31,
                                                   1999           1998
                                                ------------   -----------
                                                (Unaudited)     (Audited)

LIABILITIES RELATED TO COMMUNITY DEVELOPMENT
  Recourse debt                                   $  2,614       $  2,633
  Accounts payable, accrued liabilities
    and deferred income                                226            386
                                                  --------       --------
                                                     2,840          3,019
                                                  --------       --------
LIABILITIES RELATED TO RENTAL PROPERTIES
  Accounts payable and accrued liabilities             814            888
                                                  --------       --------
                                                       814            888
                                                  --------       --------
LIABILITIES RELATED TO HOMEBUILDING
  Recourse debt                                        897            740
  Accounts payable and accrued liabilities           2,663          2,709
                                                  --------       --------
                                                     3,560          3,449
                                                  --------       --------
OTHER LIABILITIES
  Accounts payable and accrued liabilities           3,055          2,607
  Notes payable and capital leases                   1,431            722
  Accrued income tax liability - current             2,188          2,188
                                                  --------       --------
                                                     6,674          5,517
                                                  --------       --------
    Total liabilities                               13,888         12,873
                                                  --------       --------
PARTNERS' CAPITAL
  General partners' capital                          4,160          4,166
  Limited partners' capital-2,056 and 2,044
    Units issued and outstanding as of
    March 31, 1999 and December 31, 1998,
    respectively                                    22,658         23,225
                                                  --------       --------
    Total partners' capital                         26,818         27,391
                                                  --------       --------
    Total liabilities and partners' capital       $ 40,706       $ 40,264
                                                  ========       ========






                The accompanying notes are an integral part
                   of these consolidated balance sheets.

                      INTERSTATE GENERAL COMPANY L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31,
                              (In thousands)
                                (Unaudited)

                                                           1999       1998
                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                     $  (549)  $ 1,047
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation and amortization                          35       493
      Benefit for deferred income taxes                      --      (578)
      Equity in (losses)/earnings from unconsolidated
        partnerships and developer fees                     (45)     (243)
      Distributions from unconsolidated partnerships         --     1,750
      Cost of sales-community development
        and homebuilding                                  2,331     5,338
      Homebuilding construction expenditures             (1,864)   (1,518)
      Equity in loss from homebuilding joint venture         --      (262)
      Collection of fines                                    --     3,212
      Changes in other accounts receivable, and
        accounts payable                                    (53)     2,191
                                                        -------   -------
  Net cash (used in) provided by operating activities      (145)   11,430
                                                        -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land improvements for future sales         (300)   (2,669)
  Change in assets related to unconsolidated
    rental property partnerships                             45       135
  Change in restricted cash                                  (4)   (1,628)
  Additions to rental operating properties, net              --      (458)
  Acquisitions of other assets                             (313)     (121)
                                                        -------   -------
  Net cash used in investing activities                    (572)   (4,741)
                                                        -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from debt financing                       1,849     1,705
  Payment of debt                                        (1,000)   (7,433)
                                                        -------   -------
  Net cash provided by (used in) financing activities       849    (5,728)
                                                        -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   132       961
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 33     2,273
                                                        -------   -------
CASH AND CASH EQUIVALENTS, MARCH 31                     $   165   $ 3,234
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

     On October 5, 1998, IGC transferred its principal real estate operations to American Community Properties Trust ("ACPT"), and subsequently distributed all of the common shares of ACPT to the partners and unitholders of IGC (the "Distribution"). The purpose of the restructuring was to create an attractive investment vehicle for the principal real estate assets and operations held by IGC that would not be burdened with the operating losses of American Family Homes, LLC ("AFH") and the capital needs of Interstate Waste Technologies, Inc. ("IWT"), and Caribe Waste Technologies ("CWT"), or with the Wetlands litigation discussed below.

     After the restructuring, IGC continues to own certain assets that, in management's view, do not fit ACPT's business plan. These assets include the Towne Center land in St. Charles, Maryland, which has been the subject of Wetlands litigation, certain single family home lots in the Dorchester neighborhood, also in St. Charles, Maryland, certain land in Pomfret, Maryland and in St. Mary's County, Maryland, a 50% interest in a partnership that owns land in Brandywine, Maryland, all of the shares of AFH (excluding shares issued as incentive compensation for employees), rights to collect the principal balance of a note in the amount of $7.38 million payable by a subsidiary of ACPT, as well as fractional interests in Chastleton Apartment Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnerhsip, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnerhsip. IGC retained a portion of the general partner interests in the latter four apartment partnerships because a complete transfer would have terminated each respective partnership agreement. IGC intends to transfer the remaining interest in these partnerships to ACPT in 1999. Until such time as the partnership interest have been transferred, all beneficial interest related to these partnerships have been assigned to ACPT.

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

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial postition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liabiltiy or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although currently IGC has no derivative instruments, this statement would apply to derivative instruments acquired in future periods.

(3)  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Housing Partnerships

     The following information summarizes financial data and principal activities of unconsolidated housing partnerships which the Company accounts for under the equity method (in thousands):

SUMMARY OF FINANCIAL POSITION:                        AS OF
                                            --------------------------
                                            March 31,     December 31,
                                              1999           1998
                                            ---------     ------------

Total assets                                $  33,471       $  33,695
Total non-recourse debt                        42,248          42,373
Total other liabilities                        17,558          17,423
Total equity                                  (26,335)        (26,101)
Company's investment                             (814)           (874)

SUMMARY OF OPERATIONS:                       FOR THE THREE MONTHS ENDED
                                             ---------------------------
                                               March 31,      March 31,
                                                 1999           1998
                                             ------------   ------------

Total revenue                               $   2,066       $   8,002
Net loss                                         (134)           (324)
Company's recognition of equity
  in earnings and developer fees                   45             243

SUMMARY OF OPERATING CASH FLOWS:             FOR THE THREE MONTHS ENDED
                                             ---------------------------
                                               March 31,       March 31,
                                                 1999            1998
                                            -------------    ----------
Cash flows from operating activities         $    436        $  2,987
Operating cash distributions                      101           4,451
Company's share of operating cash
  distributions                                    --           1,750

     Prior to the distribution of ACPT, the company had interests in 19 partnerships owning 4,563 rental units in 22 apartment complexes. At March 31, 1999, IGC had interests in 6 partnerships owning 1,000 rental units in 6 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

     The properties that the Company held interests in at March 31, 1999, Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership, were placed in service prior to 1995. As part of the prior reorganization, the Company will transfer its interest in all of the partnerships except Chastleton Apartments Associates and a 1% general partner interest in Coachman's Limited Partnership to ACPT during 1999.

     Homebuilding Joint Venture

     The Company held a 50% joint venture interest in Escorial Builders S.E. until October 5, 1998 at which time it was transferred to ACPT. Escorial Builders was formed in 1995 to purchase lots from the Company and construct homes for resale. It purchased land to construct 118 units in 1997 and land to construct 98 units in 1996. The profit on these lots are deferred until sold by Escorial Builders to a third party. Although IGC currently holds no interest in Escorial Builders, the Company has continued to disclose this information for comparative purposes and because of its share of earnings and cash flows during 1998 prior to the Distribution.
The following tables summarize Escorial Builders' financial information (in thousands):

SUMMARY OF FINANCIAL POSITION:                       AS OF
                                            ------------------------
                                            March 31,   December 31,
                                              1999         1998
                                            ---------   ------------
Total assets                                 $  4,908     $   9,396
Total liabilities                               2,897         7,107
Total equity                                    2,011         2,289
Company's investment                               --            --

SUMMARY OF OPERATIONS:                       FOR THE THREE MONTHS ENDED
                                             --------------------------
                                              March 31,      March 31
                                                1999           1998
                                             ----------     -----------

Total revenue                                $  5,269     $   2,185
Net income                                        321           524
Company's recognition of equity
  in earnings                                      --           262

SUMMARY OF OPERATING CASH FLOWS:             FOR THE THREE MONTHS ENDED
                                             ---------------------------
                                              March 31,      March 31,
                                                1999           1998
                                             ----------    -------------

Cash flows from operating activities         $  4,226       $   633
Operating cash distributions                      600            --
Company's share of operating cash
  distributions                                    --            --

(4)  DEBT

     The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at March 31, 1999 and December 31, 1998 (in thousands):

                                                      Outstanding
                              Maturity   Interest   -----------------------
                               Dates      Rates*    March 31,  December 31,
                              From/To    From/To      1999         1998
                              --------   --------   ---------  ------------
Related to community
  development:
  Recourse debt               04-01-00/    P+1%/   $   2,614      $ 2,633
                              03-21-00     10.0%

Related to homebuilding
  projects:
  Recourse debt               Demand/      P+1%/         897          740
                              08-03-99     P+1.5%

General:
  Recourse debt               10-26-99/    P+1.25%/    1,431          722
                              03-05-02     10.99%    -------      -------
    Total debt                                        $4,942      $ 4,095
                                                     =======      =======

*P = Prime lending interest rate.

     As of March 31, 1999, the $2,614,000 of recourse debt related to community development assets is collateralized by $13,326,000 of the community development assets.

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

(5)  RELATED PARTY TRANSACTIONS

     Certain officers, directors and a general partner, IBC, of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
(in thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                       1999         1998
                                                                      -------------------
INCOME STATEMENT IMPACT
Management and Other Fees
  Unconsolidated subsidiaries                                          $   --      $  639
  Affiliate of IBC, general partner of IGC                    (A)          --          58
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, and James
    J. Wilson, director                                                    --          38
  Affiliate of James Michael Wilson, director,
    Thomas B. Wilson, director, James J. Wilson,
    director, and an Affiliate of IBC, general
    partner of IGC                                                         --          17
                                                                       ------      ------
                                                                       $   --      $  752
                                                                       ======      ======
Interest and Other Income
  Unconsolidated subsidiaries                                          $   --      $   12
  Affiliate of a former director                                           --          43
  Affiliate of IBC, general partner of IGC                                 --          39
  LDA, Affiliate of ACPT                                                  165          --
                                                                       ------      ------
                                                                       $  165      $   94
                                                                       ======      ======
General and Administrative Expense
  Affiliate of IBC, general partner of IGC                    (B1)     $   45      $   89
  Reserve additions and other write-offs-
    Affiliate of IBC, general partner of IGC                               --          32
    Unconsolidated subsidiaries                                            --          74
                                                                       ------      ------
                                                                       $   45      $  195
                                                                       ======      ======
                                                                       Balance      Balance
                                                                      March 31,   December 31,
                                                                        1999         1998
                                                                      ----------  -------------
BALANCE SHEET IMPACT:
Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
  Unconsolidated subsidiaries                                          $   --      $    9
                                                                       ------      ------
                                                                       $   --      $    9
                                                                       ======      ======
Other Assets
Receivables - All unsecured IBC, general partner of IGC                $   --      $    5
                                                                       ------      ------
                                                                       $   --      $    5
                                                                       ======      ======
Liabilities Related to Community Development
  Accounts payable, Whitman, Requardt                         (B2)     $    7      $    7
                                                                       ======      ======
Other Liabilities
  Advances, IBC, General partner of IGC                       (B3)     $  577      $  383
  Accounts payable to ACPT for accounting support services    (B4)         24          57
                                                                       ------      ------
                                                                       $  601      $  440
                                                                       ======      ======

     (A) Management and Other Services

     In 1998 IGC provided management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due upon demand.

     (B) Other

     Other transactions with related parties are as follows:

     (1) IGC rents executive office space and other property from affiliates both in the United States and Puerto Rico pursuant to leases that expire at various times through 2005. In management's opinion, all leases with affiliated persons are on terms generally available from unaffiliated persons for comparable property. In addition, affiliates provide general office support which is reimbursed by the Company.

     (2) Thomas J. Shafer became a director of IGMC in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. In management's opinion, services performed are on the same terms provided to other clients.

     (3) During the fourth quarter of 1998 and the first quarter of 1999, the Company received working capital advances from its General Partner, Interstate Business Corporation ("IBC"). These advances totaled approximately $775,000 during that period and were non-interest bearing. Beginning April 1, 1999, interest will accrue at 1% over the prime rate. The Company does not currently have a repayment plan and expects funding to continue through the remainder of 1999. At March 31, 1999, the outstanding balance of working capital loans payable to IBC was $577,000.

     (4) During the transition period after the Distribution, the Company received land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services from ACPT. After the transition period, ACPT has agreed to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.

(6)  SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in the December 31, 1998 financial statements. The following present the segment information for the three months ended March 31, 1999, and 1998 (in thousands):

                                                                        Land and                 Inter-
                                                    AFH     IWT/CWT     Other      Puerto Rico   Segment      Total
                                                    ----    -------     ---------  -----------   -------      -----
1999:

Total Revenues                                     2,393        --          553          --          --       2,946
Interest income                                       --        --          292          --          --         292
Interest expense                                      13        --           61          --          --          74
Depreciation and amortization                         23        --           12          --          --          35
Income taxes                                          --        --           --          --          --          --
(Loss) Income before income
  taxes and minority interest                       (159)       (1)        (389)         --          --        (549)
Net (loss) income                                   (159)       (1)        (389)         --          --        (549)
Total assets                                       6,475     4,920       52,948          --     (23,637)     40,706
Additions to long lived assets                        --        --          300          --          --         300

1998:

Total revenue                                      2,120        --        4,931       5,556        (649)     11,958
Interest income                                       41        --          104         133        (364)        (86)
Interest expense                                       8         5          746         262        (155)        866
Depreciation and amortization                         --         2          454          37          --         493
Income taxes                                          --        --          335          --          --         335
(Loss) income before income
  taxes and minority interest                       (137)       (7)         591       1,253        (120)      1,580
Net (loss) income                                   (137)       (7)         282       1,072        (163)      1,047
Total assets                                       6,272     3,641      102,533      45,151     (17,978)    139,619
Additions to long lived assets                        --        --        1,604       1,065          --       2,669

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

     Effective October 5, 1998, the Company distributed the majority of its real estate development business to ACPT. As a result, the Company's historical results of operations for March 31, 1999 are not readily comparable with the results of operations for March 31, 1998. Accordingly, the unaudited results for March 31, 1999 and unaudited pro forma results for March 31, 1998 have also been presented as if the Distribution had been completed on January 1, 1998. This information is provided for purposes of completing the Management's Discussion and Analysis and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I, Item 1 which show the historical operations of the Company.

                      INTERSTATE GENERAL COMPANY L.P.
            PRO FORMA CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31,
                  (In thousands, except per Unit amounts)
                                (Unaudited)


                                                           Pro Forma
                                                1999         1998
                                              --------     ---------
REVENUES
  Community development-land sales           $    261     $     31
  Homebuilding-home sales                       2,393        2,030
  Equity in (losses)/earnings from
    partnerships and developer fees                45           43
  Management and other fees, substantially
    all from related entities                       2           --
  Interest and other income                       245          293
                                             --------     --------
      Total revenues                            2,946        2,397
                                             --------     --------
EXPENSES
  Cost of land sales                              264           47
  Cost of home sales                            2,067        1,834
  Selling and marketing                           303          312
  General and administrative                      714           95
  Interest expense                                 74           13
  Depreciation and amortization                    35           22
  Spin-off costs                                   38           --
                                             --------     --------
      Total expenses                            3,495        2,323
                                             --------     --------
(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES                               (549)          74
PROVISION FOR INCOME TAXES                         --           52
                                             --------     --------
NET (LOSS) INCOME                            $   (549)    $     22
                                             ========     ========

For the Three Months Ended March 31, 1999 versus Pro Forma 1998

Community Development Operations

     Community development land sales revenue increased to $261,000 during the three months ended March 31, 1999, compared to sales of $31,000 during the pro forma three months ended March 31, 1998. The 1999 period reflects sales of approximately 7 single family home lots as well as 5 townhome lots with a sales price of $70,000, while the 1998 pro forma period reflects only one sale of a single family home lot. Four of the 1999 single family home lot sales occurred in the St. Mary's County, Maryland project of Westbury. Gross profit margin for these sales was 23%. Gross profit margin for the townhome lots was 4%. The remaining single family home lot sales for 1999 as well as the 1998 single family home lot sale were for the Montclair project in Prince William County, Virginia. Gross profit margins for Montclair lots are zero.

Homebuilding Operations

     Revenues from home sales increased 18% to $2,393,000 for the three month period ending March 31, 1999, as compared to $2,030,000 during the pro forma three month period ending March 31, 1998. The 1999 revenues were a result of 22 scatter-site sales, while the 1998 revenues were a result of only 17 scatter-site sales. The gross profit margin increased to 14% in 1999, as compared to 10% for the same period of 1998 due to better management of sales prices and costs.

Interest and Other Income

     Interest and other income decreased 16% to $245,000 for the three month period ending March 31, 1999 as compared to $293,000 during the pro forma three month period ending March 31, 1998. The decrease is due to the 1998 collection of bad debt written off in a prior year.

General and Administrative Expense

     General and administrative expenses increased $619,000 from $95,000 during the pro forma three months ending March 31, 1998 to $714,000 during the same period for 1999. This increase is a result of additional salaries and office expenses incurred upon opening the new company headquarters in Chantilly, Virginia.

Interest Expense

     Interest expense increased $61,000 to $74,000 in the three months ending March 31, 1999, as compared to $13,000 for the same pro forma period in 1998. The increase is primarily due to an increase in the debt outstanding during 1999.

Liquidity and Capital Resources

     Cash and Cash equivalents were $165,000 and $33,000 respectively at March 31, 1999 and December 31, 1998. This increase was attributable to $849,000 provided by financing activities, offset by $145,000 and $572,000 used in operating and investing activities, respectively. The cash outflows from operating activities was primarily attributable to an increase in general and administrative expenses related to additional salaries and office expenses incurred upon opening the new company headquarters in Chantilly, Virginia. The cash outflow for investing activities was attributable to land improvements put in place for future land sales and an increase in deferred costs of future waste technology projects.

     IGC historically has met its liquidity requirements principally from cashflow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. As a result of the distribution and the development status of the land assets that the company retained, IGC expects to meet its liquidity requirements principally from land sales as well as bank and other financing facilities. The Company's principal demands for liquidity are expected to be the continued funding of development costs for IWT, ongoing debt service for existing bank loans, land development costs for the Company's land assets, operating cash needs for AFH, payables and normal operating costs. AFH historically has had cash needs in excess of those generated through operations and has substantial vendor payables. Management is currently engaged in a reorganization to minimize the cash needs of the business in order to make it profitable and cash flow positive. The liability to pay income taxes by IGC for liabilities incurred prior to the distribution to ACPT were assumed by ACPT. Accordingly, IGC recorded a provision for income taxes through the distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes.

     Management believes the Company's real estate assets have substantial value and their development will be financed on a conventional project finance basis. Currently Mercantile-Safe Deposit & Trust Company has provided a loan proposal for the Brandywine project. The loan would reimburse prior project costs incurred by IGC of $1,000,000 and fund the development and construction of the first phase. The total loan is $10,840,000 and final approval is expected by the end of May 1999 with closing to occur by the end of June 1999. In addition, a Letter of Intent was signed with Ryan Homes for the acquisition of 54 lots in the Prince William County, Virginia development of Montclair. The company hopes to finalize the contract by the end of May 1999. IGC will also look to the payment in part of a $7.38 million note from Interstate General Properties Limited Partnership S.E., now a subsidiary of ACPT. IGC intends to refinance, as appropriate, certain debts as they become due in the normal course of business. The Company's liquidity needs are dependent on obtaining additional sources of capital and while management believes those sources of capital are available there are no assurances that these funds will be generated.

Debt Summary

     As of March 31, 1999, assets with a book value of $17,287,000 were encumbered by $4,942,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
                                                                Balance
                                Maximum   Interest  Maturity  Outstanding
 Description                  Borrowings    Rate      Date     03/31/99
 ------------                 ----------  --------  --------  -----------
1st Nat'l Bank of St. Mary's (a) $   460  P+1.5%    12/29/99     $    119
1st Nat'l Bank of St. Mary's (a)   1,250  P+1.5%     3/21/00          927
1st Nat'l Bank of St. Mary's (b)   1,000  P+.5%      1/25/00        1,000
Washington Savings Bank (c)          850  9.25%       4/1/00          152
Winston Corp Bank & Trust (d)      1,000  10.00%    10/28/99          732
Chevy Chase (e)                      500  P+1%        1/7/00          300
Other miscellaneous                3,304  Various    Various        1,712
                                 -------                          -------
                                 $ 8,364                          $ 4,942
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

     IGC had not obtained insurance specific to Y2K liability issues. However, after discussions with its insurance carrier, IGC has determined that current policies will cover foreseeable material damages due to the Company's systems Y2K non-compliance.

     IGC's Contingency Plan. IGC is currently evaluating it's various Y2K failure scenarios and developing contingency plans to ensure continued Company operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by the Company's management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results of operations.

As of March 31, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     Lead Based Paint Allegations

     Subsequent to year end, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates (a housing partnership in which IGC is the general partner) and Capitol Park Apartments Associates (an apartment project managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were alleged to be in violation of the Residential Lead-Based Paint Housing Reduction Act of 1992 (the "Act"). These allegations were based on the finding by the Department of Housing and Urban Development ("HUD") that the apartments had failed to make disclosures of lead-based paint in the buildings, as required by the Act. The Act also authorized HUD to assess administrative civil penalties, the extent of which cannot be determined at this time. This original notification was addressed to ARMC, the managing agent at the time.
However, the alleged violations occurred during IGC's tenure as management agent. ARMC and IGC have requested that ARMC be released from any liability and IGC substituted as the real party in interest. IGC has agreed with ACPT to accept the responsibility for any potential penalties that might be assessed against ARMC. As the general partner of Chastleton Apartments Associates, IGC is liable for any obligations of Chastleton Apartment Associates and in such capacity would be liable if Chastleton was unable to pay any fines levied against it. The Company continues to contest HUD's assessments of liability and any potential penalty. Currently, IGC is actively trying to settle this matter, however there can be no assurance it will be successful.

     Other

     In the normal course of business, the Company is involved in various types of pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERSTATE GENERAL COMPANY L.P.

                                        By:  Interstate General Management
                                             Corporation
                                             Managing General Partner

   Dated:  May 17, 1999                 By:  /s/ James J. Wilson
         ---------------------               -----------------------------
                                             James J. Wilson
                                             Chairman and Chief
                                             Executive Officer

   Dated:  May 17, 1999                 By:  /s/ Mark Augenblick
         ---------------------               -----------------------------
                                             Mark Augenblick
                                             Vice Chairman, President
                                             and Director

   Dated:  May 17, 1999                 By:  /s/ Benjamin L. Poole
         ---------------------               -----------------------------
                                             Benjamin L. Poole
                                             Vice President and Chief
                                             Financial Officer

   Dated:  May 17, 1999                 By:  /s/ Paula S. Biggs
         ---------------------               -----------------------------
                                             Paula S. Biggs
                                             Treasurer