Form 10-Q
period 1999-06-30
INTERSTATE GENERAL CO L P
filed 1999-08-13
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

5160 Parkstone Drive, Suite 110
Chantilly, Virginia 20151
(Address of principal executive offices)(Zip Code)
(703) 263-1191
(Registrant's telephone number, including area code)

Not Applicable
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

Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

2,055,784 Common Shares

INTERSTATE GENERAL COMPANY L.P.
FORM 10-Q
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, (In thousands, except per unit amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales	$ 612	$ 12,260
Homebuilding-home sales	5,277	3,630
Rental property revenues	-	4,432
Equity in earnings from partnerships	92	646
Management and other fees, substantially all from related entities	5	1,749
Interest and other income	505	804
Total revenues	6,491	23,521

Expenses
Cost of land sales	701	7,139
Cost of home sales	4,637	3,281
Selling and marketing	703	668
General and administrative	1,437	3,457
Interest expense	193	1,654
Rental properties operating expense	-	1,781
Depreciation and amortization	76	989
Wetlands litigation expense	500	-
Spin-off costs	-	1,048
Total expenses	8,247	20,017

(Loss) income before provision for income taxes and minority interest	(1,756)	3,504
Provision for income taxes	-	504

(Loss) income before minority interest	(1,756)	3,000
Minority interest	-	(461)
Net (loss) income	$ (1,756)	$ 2,539
Basic net (loss) income per unit	$ (.85)	$ 1.23

Net (loss) income
General Partners	$ (18)	$ 25
Limited Partners	(1,738)	2,514
	$ (1,756)	$ 2,539
Weighted average shares outstanding	2,056	2,066

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per unit amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales	$ 351	$ 6,268
Homebuilding-home sales	2,884	1,600
Rental property revenues	-	2,223
Equity in earnings from partnerships	47	141
Management and other fees, substantially all from related entities	3	773
Interest and other income	260	558
Total revenues	3,545	11,563

Expenses
Cost of land sales	437	3,635
Cost of home sales	2,570	1,447
Selling and marketing	400	335
General and administrative	685	1,762
Interest expense	119	788
Rental properties operating expense	-	885
Depreciation and amortization	41	496
Wetlands litigation expense	500	-
Spin-off costs	-	291
Total expenses	4,752	9,639

(Loss) income before provision for income taxes and minority interest	(1,207)	1,924
Provision for income taxes	-	169

(Loss) income before minority interest	(1,207)	1,755
Minority interest	-	(263)
Net (loss) income	$ (1,207)	$ 1,492
Basic net (loss) income per unit	$ (.59)	$ .72

Net (loss) income
General Partners	$ (12)	$ 15
Limited Partners	$ (1,195)	1,477
	$ (1,207)	$ 1,492
Weighted average shares outstanding	2,056	2,066

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	June 30,	December 31,
	1999	1998
	(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 277	$ 33
Restricted	86	125
	363	158
Assets Related to Community Development
Land and development costs
St. Charles, Maryland	6,421	6,387
Other United States locations	16,584	16,573
Notes receivable on lot sales and other	523	709
	23,528	23,669
Assets Related to Rental Properties
Other receivables	11	46
	11	46
Assets Related to Homebuilding
Homebuilding construction and land	2,342	2,597
Receivables and other	109	122
	2,451	2,719
Receivables & Other Assets
Receivables	10,026	9,593
Deferred costs regarding waste technology and other projects,
receivables and other assets	4,268	3,470
Property, plant and equipment, less accumulated depreciation of
$730 and $717 as of June 30, 1999 and
December 31, 1998, respectively	326	609
	14,620	13,672
Total Assets	$ 40,973	$ 40,264

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	June 30,	December 31,
	1999	1998
	(Unaudited)
Liabilities Related to Community Development
Recourse debt	$ 2,545	$ 2,633
Accounts payable, accrued liabilities and deferred income	203	386
	2,748	3,019
Liabilities Related to Rental Properties
Accounts payable and accrued liabilities	814	888
	814	888
Liabilities Related to Homebuilding
Recourse debt	816	740
Accounts payable and accrued liabilities	2,443	2,709
	3,259	3,449
Other Liabilities
Accounts payable and accrued liabilities	5,104	2,607
Notes payable and capital leases	1,250	722
Accrued income tax liability-current	2,188	2,188
	8,542	5,517
Total liabilities	15,363	12,873

Partners' Capital
General partners' capital	4,148	4,166
Limited partners' capital-2,056 and 2,044
Units issued and outstanding as of June 30, 1999 and
December 31, 1998, respectively	21,462	23,225
Total partners' capital	25,610	27,391
Total liabilities and partners' capital	$ 40,973	$ 40,264

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	1999	1998
Cash Flows from Operating Activities
Net (loss) income	$ (1,756)	$ 2,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76	989
Benefit for deferred income taxes	-	(542)
Equity in earnings from unconsolidated partnerships	(92)	(483)
Distributions from unconsolidated partnerships	-	1,796
Cost of sales-community development and homebuilding	5,338	10,420
Homebuilding construction expenditures	(4,382)	(2,928)
Equity in loss from homebuilding joint venture	-	(163)
Collection of fines	-	3,212
Changes in other accounts receivable, and accounts payable	2,186	3,318
Net cash provided by operating activities	1,370	18,158

Cash Flows from Investing Activities
Investment in land improvements for future sales	(745)	(6,312)
Change in assets related to unconsolidated rental property partnerships	113	142
Change in restricted cash	39	(1,844)
Additions to rental operating properties, net	-	(556)
Acquisitions of other assets	(1,053)	(988)
Net cash used in investing activities	(1,646)	(9,558)

Cash Flows from Financing Activities
Cash proceeds from debt financing	2,540	4,154
Payment of debt	(2,020)	(12,228)
Distributions to Unit holders	-	(209)
Net cash provided by (used in) financing activities	520	(8,283)

Net Increase in Cash and Cash Equivalents	244	317
Cash and Cash Equivalents, Beginning of Year	33	2,273
Cash and Cash Equivalents, June 30	$ 277	$ 2,590

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	1999	1998
Cash Flows from Operating Activities
Net (loss) income	$ (1,207)	$ 1,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41	496
Benefit for deferred income taxes	-	36
Equity in earnings from unconsolidated partnerships	(47)	(240)
Distributions from unconsolidated partnerships	-	46
Cost of sales-community development and homebuilding	3,007	5,082
Homebuilding construction expenditures	(2,514)	(1,410)
Equity in loss from homebuilding joint venture	-	99
Collection of fines
Changes in other accounts receivable, and accounts payable	2,239	1,127
Net cash provided by operating activities	1,519	6,728

Cash Flows from Investing Activities
Investment in land improvements for future sales	(445)	(3,643)
Change in assets related to unconsolidated rental property partnerships	68	7
Change in restricted cash	39	(216)
Additions to rental operating properties, net	-	(98)
Acquisitions of other assets	(740)	(867)
Net cash used in investing activities	(1,078)	(4,817)

Cash Flows from Financing Activities
Cash proceeds from debt financing	691	2,449
Payment of debt	(1,020)	(4,795)
Distribution to Unit holders	-	(209)
Net cash used in financing activities	(329)	(2,555)

Net Increase in Cash and Cash Equivalents	112	(644)
Cash and Cash Equivalents, Beginning of Period	165	3,234
Cash and Cash Equivalents, June 30	$ 277	$ 2,590

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
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

On October 5, 1998, IGC transferred its principal real estate operations to American Community Properties Trust ("ACPT"), and subsequently distributed all of the common shares of ACPT to the partners and unit holders of IGC (the "Distribution"). The purpose of the restructuring was to create an attractive investment vehicle for the principal real estate assets and operations held by IGC that would not be burdened with the operating losses of American Family Homes, LLC ("AFH") and the capital needs of Interstate Waste Technologies, Inc. ("IWT"), and Caribe Waste Technologies ("CWT"), or with the Wetlands litigation discussed below.

After the restructuring, IGC continues to own certain assets that, in management's view, do not fit ACPT's business plan. These assets include the Towne Center land in St. Charles, Maryland, which has been the subject of Wetlands litigation, certain single family home lots in the Dorchester neighborhood, also in St. Charles, Maryland, certain land in Pomfret, Maryland and in St. Mary's County, Maryland, a 50% interest in a partnership that owns land in Brandywine, Maryland, all of the shares of AFH (excluding shares issued as incentive compensation for employees), rights to collect the principal balance of a note in the amount of $7.38 million payable by a subsidiary of ACPT, as well as fractional interests in Chastleton Apartment Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. IGC retained a portion of the general partner interests in the latter four apartment partnerships because a complete transfer would have terminated each respective partnership agreement. IGC intends to transfer the remaining interest in these partnerships to ACPT in the 4th quarter of 1999. Until such time as the partnership interest have been transferred, all beneficial interest related to these partnerships have been assigned to ACPT.

All of the common stock of IWT and CWT (excluding shares issued as incentive compensation for employees) is held in a trust (the "CWT Trust") for the benefit of the IGC Unit holders.

On October 19, 1998, IGC implemented a one-for-five reverse unit split with respect to the IGC Units (the "Reverse Split"). The purpose of the Reverse Split was to increase the post-Distribution trading price of IGC units.

(2) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure to a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Due to the issuance of SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although currently IGC has no derivative instruments, this statement would apply to derivative instruments acquired in future periods.

(3) INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships, which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	1999	1998
Total assets	$ 33,457	$ 33,695
Total non-recourse debt	42,303	42,373
Total other liabilities	17,877	17,423
Total equity	(26,723)	(26,101)
Company's investment	(814)	(874)
SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998
Total revenue	$ 4,418	$ 15,683	$ 2,352	7,681
Net loss	(378)	(1,103)	(244)	(779)
Company's recognition of equity
in earnings	92	483	47	240

SUMMARY OF OPERATING
CASH FLOWS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998
Cash flows from operating
Activities	$ 1,089	$ 1,411	$ 653	$ (246)
Operating cash distributions	244	4,813	143	362
Company's share of operating cash
Distributions	68	1,796	68	46

Prior to the distribution of ACPT, the company had interests in 19 partnerships owning 4,563 rental units in 22 apartment complexes. At June 30, 1999, IGC had interests in 6 partnerships owning 1,000 rental units in 6 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

The properties that the Company held interests in at June 30, 1999, Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership, were placed in service prior to 1995. As part of the prior reorganization, the Company will transfer its interest in all of the partnerships except Chastleton Apartments Associates and Coachman's Limited Partnership to ACPT during 1999.

(4) DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at June 30, 1999 and December 31, 1998 (in thousands) :
	Maturity	Interest	Outstanding
	Dates	Rates (a)	June 30,	December 31,
	From/To	From/To	1999	1998
Related to community development:
Recourse debt	04-01-00	P+1%/	$ 2,545	$ 2,633
	03-21-00	10.0%
Related to homebuilding:
Recourse debt	Demand/	P+1%/	816	740
	08-03-00	P+1.5%

General:
Recourse debt	10-26-99/	P+1.25%	1,250	722
	03-05-02	10.99%
Total debt			$ 4,611	$ 4,095

*P = Prime lending interest rate.

As of June 30, 1999, the $2,545,000 of recourse debt related to community development assets is collateralized by $13,310,000 of the community development assets.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The Company's loans contain various financial, cross-default and technical provisions of which the Company is currently in compliance.

(5) RELATED PARTY TRANSACTIONS
CONSOLIDATED STATEMENT OF INCOME:
		Six Months Ended		Three Months Ended
		June 30,		June 30,
		1999	1998	1999	1998
Community Development - Land Sales
Homebuilding joint venture		$ -	$ 620	$ -	$ 297
		$ -	$ 620	$ -	$ 297
Cost of Land Sales
Homebuilding joint venture		$ -	$ 490	$ -	$ 240
		$ -	$ 490	$ -	$ 240
Management and Other Fees
Unconsolidated subsidiaries		$ -	$ 1,265	$ -	$ 626
Affiliate of IBC, general partner of IGC		-	125	-	67
Affiliate of James Michael Wilson, director,
Thomas B. Wilson, director,
and James J. Wilson, director		-	77	-	39
Affiliate of James Michael Wilson, director,
Thomas B. Wilson, director, James J. Wilson,
director, and an affiliate of IBC, general partner of IGC		-	40	-	23
		$ -	$ 1,507	$ -	$ 755
Interest and Other Income
Unconsolidated subsidiaries		$ -	$ 24	$ -	$ 12
Affiliate of former director		-	57	-	14
Affiliate of IBC, general partner of IGC		-	39	-	-
Equus, Affiliate of IBC		68	-	34	-
LDA, Affiliate of ACPT		331	-	167	-
		$ 399	$ 120	$ 201	$ 26
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(A1)	$ -	$ 162	$ -	$ 73
Support fee, IBC		90	-	45	-
Reserve additions and other write-offs-
Affiliate of IBC, general partner of IGC		-	64	-	32
Unconsolidated subsidiaries		-	105	-	31
		$ 90	$ 331	$ 45	$ 136

BALANCE SHEET IMPACT:
		Balance	Balance
		June 30,	December 31,
		1999	1998
Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
Unconsolidated subsidiaries		$ -	$ 9
		$ -	$ 9
Other Assets
Receivables - All unsecured
IBC, general partner of IGC		$ -	$ 5
		$ -	$ 5
Liabilities Related to Community Development
Accounts payable
Whitman, Requardt	(A2)	7	7
		$ 7	$ 7
Other Liabilities
Advances, IBC, General partner of IGC	(A3)	$ 1,847	$ 383
Accounts payable to IGP for tax support services		18	-
Accounts payable to ACPT for
accounting support services	(A4)	8	57
		$ 1,873	$ 440

Certain officers, directors and a general partner, Interstate Business Corporation ("IBC"), of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying financial statements are reflected below: (in thousands)

(A) Other

Other transactions with related parties are as follows:

(1) IGC rented executive office space and other property from affiliates both in the United States and Puerto Rico through October 5, 1998.

(2) Thomas J. Shafer became a director of IGMC, IGC's general partner, in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. In management's opinion, services performed are on the same terms provided to other clients.

(3) During the fourth quarter of 1998 and the first half of 1999, the Company received working capital advances from IBC. Beginning April 1, 1999, interest accrued at 1% over the prime rate. The Company expects some additional funding to continue through the remainder of 1999. At June 30, 1999, the outstanding balance of working capital loans payable to IBC, including principal and interest, was $1,847,000.

(4) During the transition period after the Distribution, the Company received land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services from ACPT. After the transition period, ACPT has agreed to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.

(6) LITIGATION

Wetlands Litigation

On February 29, 1996, IGC, its affiliate SCA, and James J. Wilson, IGC's chairman and CEO, were convicted on four felony counts of violations of Section 404 of the U.S. Clean Water Act relating to discharge without a permit of fill material into wetlands within the U.S. Army Corps of Engineers' regulatory jurisdiction. The nine civil violations of the U.S. Clean Water Act filed by the U.S. Attorney were dismissed without prejudice. The Company was fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan proposed by the government. Mr. Wilson was fined $1,000,000 and sentenced to 21 months imprisonment and one year of supervised release. Appeals were filed and Mr. Wilson's sentence was stayed pending appeal by the Court of Appeals. On December 23, 1997, the United States Court of Appeals for the Fourth Circuit reversed the lower court's decision and remanded the matter back to the lower court for retrial.

IGC's counsel is currently engaged in negotiations with the U.S. Attorney's office on a possible disposition of the Wetlands litigation that would require payment of a criminal fine by IGC, a portion of which will be abated by a contribution of approximately 2 acres of land in Towne Center South zoned for commercial development, payment of a $400,000 civil penalty, remediation of two parcels, totaling approximately 73 acres, in St. Charles and IGC's undertaking an environmental compliance program. IGC would also plead guilty to a single felony count. All other criminal charges in the indictment against the Company would be dropped as well as all criminal and civil charges against SCA and James J. Wilson. The foregoing settlement proposal has not been agreed upon by either IGC or the U.S. Government, and a number of issues are still under discussion. If agreement is reached, the disposition must be approved by the court. Management believes that the cost of such a settlement, not including cost of remediation, would be approximately $500,000 more than the $1 million currently reserved by IGC for the Wetlands litigation. As a result, an additional $500,000 has been reserved to cover penalties and legal expenses expected to be incurred. If such a settlement is reached, approximately 80 acres of commercial land in St. Charles presently encumbered by the Wetlands litigation would become available for development.

Lead Based Paint Allegations

Subsequent to year end, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates (a housing partnership in which IGC is the general partner) and Capitol Park Apartments Associates (an apartment project managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were alleged to be in violation of the Residential Lead-Based Paint Housing Reduction Act of 1992 (the "Act"). These allegations were based on the finding by the Department of Housing and Urban Development ("HUD") that the apartments had failed to make disclosures of lead-based paint in the buildings, as required by the Act. The Act also authorized HUD to assess administrative civil penalties, the extent of which cannot be determined at this time. This original notification was addressed to ARMC, the managing agent at the time. However, most of the alleged violations occurred during IGC's tenure as management agent. ARMC and IGC have requested that ARMC be released from any liability and IGC substituted as the real party in interest. IGC has agreed with ACPT to accept the responsibility for any potential penalties that might be assessed against ARMC. As the general partner of Chastleton Apartments Associates, IGC is liable for any obligations of Chastleton Apartment Associates and in such capacity would be liable if Chastleton was unable to pay any fines levied against it.

On June 19, 1999, HUD issued an administrative complaint against ARMC, to which ARMC responded by filing an Answer and Motion to Dismiss on June 24, 1999. HUD has not officially instituted this administrative proceeding. In addition, on July 15, 1999, HUD and the U.S. Department of Justice filed a complaint against ARMC and Chastleton Apartment Associates, seeking declaratory and injunctive relief. Since first receiving notice of the alleged violations, the Company has actively tried, and continues to try to settle this matter; however, there can be no assurances these efforts will be successful or what IGC's liability will be if the matter is settled or proceeds to litigation.

Other

In the normal course of business, the Company is involved in various types of pending or unasserted claims. In the opinion of management, these will not have a material impact on the financial condition or future operations of the Company.

(7) SEGMENT INFORMATION

In 1998, IGC had four reportable segments: AFH, IWT/CWT, U.S. land and other, and Puerto Rico. Due to the Distribution in October 1998, IGC has no Puerto Rico segment for 1999. U.S. land and other operations include investment in rental properties, community development, and management services. The Puerto Rico operations included investment in rental properties, investment in commercial properties, community development, management services, and homebuilding through a joint venture.

The accounting policies of the segments are the same as those described in the December 31, 1998 financial statements. The following present the segment information for the six months ended June 30, 1999 and 1998 (in thousands):

			Land and	Puerto	Inter-
	AFH	IWT/CWT	Other	Rico	Segment	Total
1999

Total Revenues	5,300	-	1,191	-	-	6,491
Interest income	-	-	505	-	-	505
Interest expense	26	-	167	-	-	193
Depreciation and amortization	46	1	29	-	-	76
Income taxes	-	-	-	-	-	-
Loss before income taxes
and minority interest	(417)	(2)	(1,337)	-	-	(1,756)
Net loss	(417)	(2)	(1,337)	-	-	(1,756)
Total assets	5,719	5,029	53,862	-	(23,637)	40,973
Additions to long lived assets	-	-	745	-	-	745

1998

Total Revenues	3,721	-	10,699	10,498	(1,397)	23,521
Interest income	43	-	339	152	(274)	260
Interest expense	15	10	1,477	429	(277)	1,654
Depreciation and amortization	3	5	907	74	-	989
Income taxes	-	-	504	-	-	504
(Loss) Income before income taxes
and minority interest	(421)	-	2,131	2,087	(293)	3,504
Net (loss) income	(421)	-	1,627	1,698	(366)	2,539
Total assets	5,970	4,006	102,101	44,157	(18,025)	138,209
Additions to long lived assets	-	-	3,288	3,024	-	6,312

The accounting policies of the segments are the same as those described in the December 31, 1998 financial statements. The following present the segment information for the three months ended June 30, 1999 and 1998 (in thousands):

			Land and	Puerto	Inter-
	AFH	IWT/CWT	Other	Rico	Segment	Total
1999

Total Revenues	2,907	-	638	-	-	3,545
Interest income	-	-	260	-	-	260
Interest expense	13	-	106	-	-	119
Depreciation and amortization	23	1	17	-	-	41
Income taxes	-	-	-	-	-	-
Loss before income taxes
and minority interest	(258)	(1)	(948)	-	-	(1,207)
Net loss	(258)	(1)	(948)	-	-	(1,207)
Total assets	5,719	5,029	53,862		(23,637)	40,973
Additions to long lived assets	-	-	445	-	-	445

1998

Total Revenues	1,601	-	5,768	4,942	(748)	11,563
Interest income	2	-	235	19	90	346
Interest expense	7	5	731	167	(122)	788
Depreciation and amortization	3	3	453	37	-	496
Income taxes	-	-	169	-	-	169
(Loss) Income before income taxes
and minority interest	(284)	7	1,540	834	(173)	1,924
Net (loss) income	(284)	7	1,345	626	(203)	1,491
Total assets	5,970	4,006	102,101	44,157	(18,025)	138,209
Additions to long lived assets	-	-	1,684	1,959	-	3,643

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed and statements made within this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

Effective October 5, 1998, the Company distributed the majority of its real estate development business to ACPT. As a result, the Company's historical results of operations for June 30, 1999 are not readily comparable with the results of operations for June 30, 1998. Accordingly, the unaudited results for June 30, 1999 and unaudited pro forma results for June 30, 1998 have also been presented as if the Distribution had been completed on January 1, 1998. This information is provided for purposes of completing the Management's Discussion and Analysis and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I, Item 1 which show the historical operations of the Company.
INTERSTATE GENERAL COMPANY L.P. PRO FORMA CONSOLIDATED STATEMENTS OF LOSS FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

		Pro Forma
	1999	1998

Revenues
Community development-land sales	$ 612	$ 51
Homebuilding-home sales	5,277	3,629
Equity in earnings from partnerships and developer fees	97	43
Interest and other income	505	495
Total revenues	6,491	4,218

Expenses
Cost of land sales	701	106
Cost of home sales	4,637	3,281
Selling and marketing	703	627
General and administrative	1,437	341
Interest expense	193	25
Depreciation and amortization	76	45
Wetlands litigation expense	500	-
Total expenses	8,247	4,425

Loss before provision for income taxes and minority interest	(1,756)	(207)
Provision for income taxes	-	106
Net loss	$ (1,756)	$ (313)

INTERSTATE GENERAL COMPANY L.P. PRO FORMA CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS ENDED JUNE 30, (In thousands) (Unaudited)
		Pro Forma
	1999	1998

Revenues
Community development-land sales	$ 351	$ 20
Homebuilding-home sales	2,884	1,599
Equity in earnings from partnerships and developer fees	50	-
Interest and other income	260	202
Total revenues	3,545	1,821

Expenses
Cost of land sales	437	59
Cost of home sales	2,570	1,447
Selling and marketing	400	315
General and administrative	685	246
Interest expense	119	12
Depreciation and amortization	41	23
Wetlands litigation expense	500	-
Total expenses	4,752	2,102

Loss before provision for income taxes and minority interest	(1,207)	(281)
Provision for income taxes	-	54
Net loss	$ (1,207)	$ (335)

For the Six Months Ended June 30, 1999 versus Pro Forma 1998

Community Development Operations

Community development land sales revenue increased to $612,000 during the six months ended June 30, 1999, compared to sales of $51,000 during the pro forma six months ended June 30, 1998. The 1999 period reflects sales of approximately 19 single family home lots as well as 5 townhome lots, while the 1998 pro forma period reflects only two sales. Eleven of the 1999 single family home lot sales occurred in the St. Mary's County, Maryland project of Westbury. Gross profit margin for these sales was 45%. The remaining single family home lot sales for 1999 were for the Montclair project in Prince William County, Virginia. The townhome lots had negative margins on land sales for 1999 primarily due to a lack of volume sufficient to cover related period costs included in cost of sales.

Homebuilding Operations

Revenues from home sales increased 45% to $5,277,000 for the six month period ending June 30, 1999, as compared to $3,629,000 during the pro forma six month period ending June 30, 1998. The 1999 revenues were a result of increased home sales. In 1999, the Company sold 46 scatter-site sales as compared to 1998 scatter-site sales of 31. There was a slight 1% increase in gross profit margin for the six month period ending June 30, 1999, as compared to the pro forma six month period ending June 30, 1998.

Interest and Other Income

Interest and other income increased 2% to $505,000 for the six month period ending June 30, 1999 as compared to $495,000 during the pro forma six month period ending June 30, 1998. The increase is due to the recognition of the unamortized discount of a note receivable, which was paid in full.

General and Administrative Expense

General and administrative expenses increased $1,058,000 from $341,000 during the pro forma six months ending June 30, 1998 to $1,399,000 during the same period for 1999. This increase is a result of salaries for additional employees and higher office expenses incurred upon opening the new company headquarters in Chantilly, Virginia.

Interest Expense

Interest expense increased $168,000 to $193,000 in the six months ending June 30, 1999, as compared to $25,000 for the same pro forma period in 1998. The increase is due to the debt outstanding during 1999 as well as the Company's general partner, IBC, charging interest at 1% over the prime rate on the outstanding balance owed at June 30, 1999.

For the Three Months Ended June 30, 1999 versus Pro Forma 1998

Community Development Operations

Community development land sales revenue increased to $351,000 during the three months ended June 30, 1999, compared to sales of $20,000 during the pro forma three months ended June 30, 1998. The 1999 period reflects sales of approximately 12 single family home lots, while the 1998 pro forma period reflects only one sale of a single family home lot. Eight of the 1999 single family home lot sales occurred in the St. Mary's County, Maryland project of Westbury. Gross profit margin for these sales was 52%. The remaining single family home lot sales for 1999 were for the Montclair project in Prince William County, Virginia. The townhome lots had negative margins on land sales for 1999 primarily due to a lack of volume on land sales not covering related period costs being included in cost of sales.

Homebuilding Operations

Revenues from home sales increased 80% to $2,884,000 for the three month period ending June 30, 1999, as compared to $1,599,000 during the pro forma three month period ending June 30, 1998. The 1999 revenues were a result of 24 scatter-site sales as compared to the 1998 revenues resulting from only 14 scatter-site sales. The gross profit margin decreased to 8% in 1999, as compared to 10% for the same period of 1998 due to a slight decrease in sales price and an increase in construction costs.

Interest and Other Income

Interest and other income increased 29% to $260,000 for the three month period ending June 30, 1999 as compared to $202,000 during the pro forma three month period ending June 30, 1998. The increase is due to the recognition of the unamortized discount of a note receivable, which was paid in full.

General and Administrative Expense

General and administrative expenses increased $439,000 from $246,000 during the pro forma three months ending June 30, 1998 to $685,000 during the same period for 1999. This increase is a result of salaries for additional personnel and higher office expenses incurred upon opening the new company headquarters in Chantilly, Virginia.

Interest Expense

Interest expense increased $107,000 to $119,000 in the three months ending June 30, 1999, as compared to $12,000 for the same pro forma period in 1998. The increase is due to an increase in the debt outstanding during 1999. The Company's general partner, IBC, charged interest at 1% over the prime rate on the outstanding balance owed at June 30, 1999.

Liquidity and Capital Resources

Cash and Cash equivalents were $277,000 and $33,000 respectively at June 30, 1999 and December 31, 1998.

IGC historically has met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. As a result of the distribution and the development status of the land assets that the company retained, IGC expects to meet its liquidity requirements principally from land sales as well as bank and other financing facilities. The Company's principal demands for liquidity are expected to be the continued funding of development costs for IWT, ongoing debt service for existing loans, land development costs for the Company's land assets, operating cash needs for AFH, payables and normal operating costs. AFH historically has had cash needs in excess of those generated through operations and has substantial vendor payables. Management is currently engaged in efforts to reduce its cash needs in order to make it profitable and cash flow positive. The liability to pay income taxes by IGC for taxes incurred prior to the distribution to ACPT were assumed by ACPT. IGC recorded a provision for income taxes through the distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes.

Management believes the Company's real estate assets have substantial value and their development can be financed on a conventional project finance basis. In July 1999, the Company closed a loan with Mercantile Mortgage Corporation for the development and construction of the Brandywine project. The components of the $10,840,000 loan are a $4,490,000 infrastructure loan, a $2,900,000 revolving line of credit for the development and construction of single family homes in the first phase, as well as a $3,000,000 revolving line of credit for the development and construction of townhomes. Upon closing the Company received $1,000,000 to reimburse pre-development and engineering costs. Also in July, the Company signed a Lot Purchase Agreement with Ryan Homes for the sale of 54 lots in the Prince William County, Virginia development of Montclair. The purchase price per lot is $25,500. IGC intends to refinance, as appropriate, certain debts as they become due in the normal course of business.

It is not likely that the Company will generate in the near term sufficient revenues from operations to cover its general and administrative expenses, a substantial portion of which are attributable to operations of IWT/CWT. The waste disposal plant operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean are in various stages of the bid award and approval process. Although management believes IWT/CWT will be successful, it cannot predict when IWT/CWT will generate positive cash flow.

Since the distribution of IGC's units by ACPT to its shareholders in October 1998, IBC, IGC's general partner, has lent funds to IGC, as necessary, to cover its cash needs. However, IBC is not obligated to continue to make such loans and there can be no assurance that IBC will in the future be able to meet IGC's cash needs. Other sources of revenue include proceeds from the sale or development of approximately 80 acres of commercial land in St. Charles' Town Center South that would be available for sale if the pending wetland litigation is settled (see Wetland Litigation, p. 24), and the possible sale or development of IGC's 812-acre Pomfret parcel in Charles County, Maryland.

The Company's liquidity needs are dependent on obtaining additional sources of capital and while management believes those sources of capital are available there are no assurances that necessary funds will be generated.

Debt Summary

As of June 30, 1999, assets with a book value of $17,668,000 were encumbered by $4,611,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	6/30/99

1st Nat'l Bank of St. Mary's	(a)	$ 460	P+1.5%	12/29/99	$ 151
1st Nat'l Bank of St. Mary's	(a)	1,250	P+1.5%	3/21/00	750
1st Nat'l Bank of St. Mary's	(b)	1,000	P+.5%	1/25/00	1,000
Washington Savings Bank	(c)	850	9.25%	4/1/00	152
Winston Corp Bank & Trust	(d)	1,000	10.00%	10/28/99	732
Chevy Chase Bank	(e)	500	P+1%	1/7/00	300
Other miscellaneous		3,304	Various	Various	1,521
		$ 8,364			$ 4,611
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $23,000 respectively.

(b)	Loan is for operating use.

(c)	The note requires monthly interest payments. Principal payments are
Made by partial lot releases in the amount of $38,650 per lot.

(d)	The note requires monthly interest payments of $6,103. The note is currently held by Chevy Chase Bank.

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

Current IGC State of Readiness:

The systems and applications that can critically affect IGC's operations due to the Y2K issue are its financial reporting systems. These systems include one accounting application, one time and attendance application and the computer network system, which they are installed on, and the telephone, security, elevator, HVAC, and other like systems installed at IGC. Of secondary importance are those administrative systems and equipment not directly involved in revenue production but can still minimally impact IGC operations.

The financial application employed by IGC is currently certified by the respective publisher to be Y2K compliant. Active testing to verify the Y2K compliance of the Company's financial system will be conducted in the third quarter of 1999. "Dummy" companies will be setup in the critical systems with dates forwarded to beyond 2000 for these tests.

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

Third Party Impact on Company Operations:

Of the administrative procedures, only the payroll processing is performed by a third party vendor. A statement of Y2K compliance has been obtained from the vendor in question and IGC considers Y2K exposure with payroll processing to be minimal.

Costs to Achieve Y2K Compliance:

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

Risks of IGC's Y2K Issues:

The failure of IGC's financial system for more than a few days would create a hardship on Company's operations. Failure of the accounting system will affect the company's general ledger, accounts payable, accounts receivable and reporting functions.

IGC had not obtained insurance specific to Y2K liability issues. However, after discussions with its insurance carrier, IGC has determined that current policies will cover foreseeable material damages due to the Company's systems Y2K non-compliance.

IGC's Contingency Plan:

IGC is currently evaluating its various Y2K failure scenarios and developing contingency plans to ensure continued Company operations.

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

As of June 30, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Wetlands Litigation

On February 29, 1996, IGC, its affiliate SCA, and James J. Wilson, IGC's chairman and CEO, were convicted on four felony counts of violations of Section 404 of the U.S. Clean Water Act relating to discharge without a permit of fill material into wetlands within the U.S. Army Corps of Engineers' regulatory jurisdiction. The nine civil violations of the U.S. Clean Water Act filed by the U.S. Attorney were dismissed without prejudice. The Company was fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan proposed by the government. Mr. Wilson was fined $1,000,000 and sentenced to 21 months imprisonment and one year of supervised release. Appeals were filed and Mr. Wilson's sentence was stayed pending appeal by the Court of Appeals. On December 23, 1997, the United States Court of Appeals for the Fourth Circuit reversed the lower court's decision and remanded the matter back to the lower court for retrial.

IGC's counsel is currently engaged in negotiations with the U.S. Attorney's office on a possible disposition of the Wetlands litigation that would require payment of a criminal fine by IGC, a portion of which will be abated by a contribution of approximately 2 acres of land in Towne Center South zoned for commercial development, payment of a $400,000 civil penalty, remediation of two parcels, totaling approximately 73 acres, in St. Charles and IGC's undertaking an environmental compliance program. IGC would also plead guilty to a single felony count. All other criminal charges in the indictment against the Company would be dropped as well as all criminal and civil charges against SCA and James J. Wilson. The foregoing settlement proposal has not been agreed upon by either IGC or the U.S. Government, and a number of issues are still under discussion. If agreement is reached, the disposition must be approved by the court. Management believes that the cost of such a settlement, not including cost of remediation, would be approximately $500,000 more than the $1 million currently reserved by IGC for the Wetlands litigation. As a result, an additional $500,000 has been reserved to cover penalties and legal expenses expected to be incurred. If such a settlement is reached, approximately 80 acres of commercial land in St. Charles presently encumbered by the Wetlands litigation would become available for development.

Lead Based Paint Allegations

Subsequent to year end, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates (a housing partnership in which IGC is the general partner) and Capitol Park Apartments Associates (an apartment project managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were alleged to be in violation of the Residential Lead-Based Paint Housing Reduction Act of 1992 (the "Act"). These allegations were based on the finding by the Department of Housing and Urban Development ("HUD") that the apartments had failed to make disclosures of lead-based paint in the buildings, as required by the Act. The Act also authorized HUD to assess administrative civil penalties, the extent of which cannot be determined at this time. This original notification was addressed to ARMC, the managing agent at the time. However, most of the alleged violations occurred during IGC's tenure as management agent. ARMC and IGC have requested that ARMC be released from any liability and IGC substituted as the real party in interest. IGC has agreed with ACPT to accept the responsibility for any potential penalties that might be assessed against ARMC. As the general partner of Chastleton Apartments Associates, IGC is liable for any obligations of Chastleton Apartment Associates and in such capacity would be liable if Chastleton was unable to pay any fines levied against it.

On June 19, 1999, HUD issued an administrative complaint against ARMC, to which ARMC responded by filing an Answer and Motion to Dismiss on June 24, 1999. HUD has not officially instituted this administrative proceeding. In addition, on July 15, 1999, HUD and the U.S. Department of Justice filed a complaint in U.S. District Court of the District of Columbia against ARMC and Chastleton Apartment Associates, seeking declaratory and injunctive relief. Since first receiving notice of the alleged violations, the Company has actively tried, and continues to try to settle this matter; however, there can be no assurances these efforts will be successful or what IGC's liability will be if the matter is settled or proceeds to litigation.

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
INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: August 13, 1999	By: /s/ James J. Wilson
James J. Wilson Chairman and Chief Executive Officer

Dated: August 13, 1999	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President and Director

Dated: August 13, 1999	By: /s/ Benjamin L. Poole
Benjamin L. Poole
Vice President and Chief Financial Officer

Dated: August 13, 1999	By: /s/ Paula S. Biggs
Paula S. Biggs
Treasurer