Form 10-Q
period 1999-09-30
INTERSTATE GENERAL CO L P
filed 1999-11-12
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

2,055,783 Common Shares

INTERSTATE GENERAL COMPANY L.P.
FORM 10-Q
INDEX
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of (Loss) Income for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)	3
	Consolidated Statements of Loss for the Three Months Ended September 30, 1999 and 1998 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998 (Audited)	5
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)	7
	Consolidated Statements of Cash Flow for the Three Months Ended September 30, 1999 and 1998 (Unaudited)	8
	Notes to Consolidated Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Month Periods Ended September 30, 1999 and 1998	18
Item 3.	Qualitative and Quantitative Disclosure about Market Risk	26
PART II	OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 2	Material Modifications of Rights of Registrant's Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28
	Signatures	29

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per unit amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales	$ 899	$ 13,165
Homebuilding-home sales	6,765	5,455
Rental property revenues	-	6,693
Equity in earnings from partnerships	139	1,144
Investment in gaming properties	-	549
Management and other fees, substantially all from related entities	6	2,518
Interest and other income	791	1,054
Total revenues	8,600	30,578

Expenses
Cost of land sales	1,021	7,954
Cost of home sales	6,072	4,922
Selling and marketing	1,046	979
General and administrative	2,072	4,850
Interest expense	315	2,590
Rental properties operating expense	-	2,748
Depreciation and amortization	111	1,493
Wetlands litigation expense	432	-
Spin-off costs	-	1,831
Total expenses	11,069	27,367

(Loss) income before provision for income taxes and minority interest	(2,469)	3,211
Provision for income taxes	-	740

(Loss) income before minority interest	(2,469)	2,471
Minority interest	-	(446)
Net (loss) income	$ (2,469)	$ 2,025
Basic net (loss) income per unit	$ (1.20)	$ 0.94

Net (loss) income
General Partners	$ (25)	$ 20
Limited Partners	(2,444)	2,005
	$ (2,469)	$ 2,025
Weighted average shares outstanding	2,056	2,145

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per unit amounts) (Unaudited)

	1999	1998

Revenues
Community development-land sales	$ 287	$ 905
Homebuilding-home sales	1,488	1,825
Rental property revenues	-	2,261
Equity in earnings from partnerships	47	498
Investment in gaming properties	-	549
Management and other fees, substantially all from related entities	1	769
Interest and other income	286	250
Total revenues	2,109	7,057

Expenses
Cost of land sales	320	815
Cost of home sales	1,435	1,641
Selling and marketing	343	311
General and administrative	567	1,393
Interest expense	122	936
Rental properties operating expense	-	967
Depreciation and amortization	35	504
Spin-off costs	-	783
Total expenses	2,822	7,350

Loss before provision for income taxes and minority interest	(713)	(293)
Provision for income taxes	-	236

Loss before minority interest	(713)	(529)
Minority interest	-	15
Net loss	$ (713)	$ (514)
Basic net (loss) income per unit	$ (0.35)	$ (0.24)

Net loss
General Partners	$ (7)	$ (5)
Limited Partners	$ (706)	(509)
	$ (713)	$ (514)
Weighted average shares outstanding	2,056	2,145

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	September 30,	December 31,
	1999	1998
	(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 429	$ 33
Restricted	84	125
	513	158
Assets Related to Community Development
Land and development costs
St. Charles, Maryland	6,475	6,387
Other United States locations	15,069	16,573
Notes receivable on lot sales and other	24	709
	21,568	23,669
Assets Related to Rental Properties
Other receivables	32	46
	32	46
Assets Related to Homebuilding
Homebuilding construction and land	3,784	2,597
Receivables and other	135	122
	3,919	2,719
Receivables & Other Assets
Receivables	10,303	9,593
Deferred costs regarding waste technology and other projects,
receivables and other assets	5,002	3,470
Property, plant and equipment, less accumulated depreciation of
$753 and $717 as of September 30, 1999 and
December 31, 1998, respectively	321	609
	15,626	13,672
Total Assets	$ 41,658	$ 40,264

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	September 30,	December 31,
	1999	1998
	(Unaudited)
Liabilities Related to Community Development
Recourse debt	$ 1,771	$ 2,633
Accounts payable, accrued liabilities and deferred income	276	386
	2,047	3,019
Liabilities Related to Rental Properties
Accounts payable and accrued liabilities	851	888
	851	888
Liabilities Related to Homebuilding
Recourse debt	649	740
Accounts payable and accrued liabilities	4,159	2,709
	4,808	3,449
Other Liabilities
Accounts payable and accrued liabilities	3,157	2,224
Loan payable - IBC	2,452	383
Notes payable and capital leases	1,258	722
Accrued income tax liability-current	2,188	2,188
	9,055	5,517
Total liabilities	16,761	12,873

Partners' Capital
General partners' capital	4,141	4,166
Limited partners' capital-2,056 and 2,044
Units issued and outstanding as of September 30, 1999
and December 31, 1998, respectively	20,756	23,225
Total partners' capital	24,897	27,391
Total liabilities and partners' capital	$ 41,658	$ 40,264

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) -- (Unaudited)
	1999	1998
Cash Flows from Operating Activities
Net (loss) income	$ (2,469)	$ 2,025
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	111	1,493
Benefit for deferred income taxes	-	294
Equity in earnings from gaming properties	-	(549)
Equity in earnings from unconsolidated partnerships	(139)	(759)
Distributions from unconsolidated partnerships	-	1,912
Cost of sales-community development and homebuilding	7,093	12,876
Homebuilding construction expenditures	(7,259)	(5,085)
Equity in loss from homebuilding joint venture	-	(385)
Collection of fines	-	3,212
Changes in other accounts receivable, and accounts payable	2,922	5,370
Net cash provided by operating activities	259	20,404

Cash Flows from Investing Activities
Investment in land improvements for future sales	(964)	(11,367)
Reimbursement of advances to development joint venture	1,358	-
Change in assets related to unconsolidated rental property partnerships	139	128
Change in restricted cash	41	(2,083)
Additions to rental operating properties, net	-	(780)
Additions to deferred costs for waste technology	(2,243)	(1,113)
Changes in other assets	177	(793)
Net cash used in investing activities	(1,492)	(16,008)

Cash Flows from Financing Activities
Cash proceeds from debt financing	2,886	12,689
Loans from IBC	2,069	383
Payment of debt	(3,301)	(14,979)
Purchase of minority interest in subsidiary	-	(3,100)
Distributions to Unitholders	(25)	(209)
Issuance of warrants	-	268
Net cash used in financing activities	1,629	(4,948)

Net Increase in Cash and Cash Equivalents	396	(552)
Cash and Cash Equivalents, Beginning of Year	33	2,273
Cash and Cash Equivalents, September 30	$ 429	$ 1,721

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands) -- (Unaudited)
	1999	1998
Cash Flows from Operating Activities
Net loss	$ (713)	$ (514)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	35	504
Benefit for deferred income taxes	-	836
Equity in earnings from gaming properties	-	(549)
Equity in earnings from unconsolidated partnerships	(47)	(276)
Distributions from unconsolidated partnerships	-	116
Cost of sales-community development and homebuilding	1,755	2,456
Homebuilding construction expenditures	(2,877)	(2,157)
Equity in loss from homebuilding joint venture	-	(222)
Collection of fines	-	-
Changes in other accounts receivable, and accounts payable	2,200	2,435
Net cash provided by operating activities	353	2,629

Cash Flows from Investing Activities
Investment in land improvements for future sales	(219)	(5,055)
Reimbursement of advance to development joint venture	1,358	-
Change in assets related to unconsolidated rental property partnerships	26	(14)
Change in restricted cash	2	(239)
Additions to rental operating properties, net	-	(224)
Additions to deferred costs for waste technology	(1,011)	(360)
Changes in other assets	(2)	(558)
Net cash provided by (used in) investing activities	154	(6,450)

Cash Flows from Financing Activities
Cash proceeds from debt financing	346	8,535
Loans from IBC	605	-
Payment of debt	(1,281)	(2,751)
Purchase of minority interest in subsidiary	-	(3,100)
Distributions to Unitholders	(25)	-
Issuance of warrants	-	268
Net cash (used in) provided by financing activities	(355)	2,952

Net Increase (Decrease) in Cash and Cash Equivalents	152	(869)
Cash and Cash Equivalents, Beginning of Period	277	2,590
Cash and Cash Equivalents, September 30	$ 429	$ 1,721

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

(1) BASIS OF PRESENTATION

Interstate General Company L.P. ("IGC" or "the Company"), a Delaware limited partnership, was formed on September 26, 1986. On December 31, 1986, IGC acquired substantially all of the community development, homebuilding, investment properties and management services businesses of Interstate General Business Corporation, Interstate St. Charles, Inc., and a trust for the benefit of the stockholders of Interstate General Business Corporation. The Company's 1% general partner interest is shared by the managing general partner, Interstate General Management Corporation, and Interstate Business Corporation ("IGMC" and "IBC", respectively, referred to collectively as the "General Partner").

On October 5, 1998, IGC transferred its principal real estate operations to American Community Properties Trust ("ACPT"), and subsequently distributed all of the common shares of ACPT to the partners and unit holders of IGC (the "Distribution"). The purpose of the restructuring was to create an attractive investment vehicle for the principal real estate assets and operations held by IGC that would not be burdened with the operating losses of American Family Homes, LLC ("AFH"), the capital needs of Interstate Waste Technologies, Inc. ("IWT"), and Caribe Waste Technologies ("CWT"), or with the Wetlands litigation discussed below. As a result of the distribution, the Company's historical results of operations for September 30, 1999 are not readily comparable with the results of operations for September 30, 1998.

After the restructuring, IGC continues to own certain assets summarized in this paragraph. These assets include the Towne Center land in St. Charles, Maryland which has been the subject of Wetlands litigation, certain single family home lots in the Dorchester neighborhood, also in St. Charles, Maryland, certain land in Pomfret, Maryland and in St. Mary's County, Maryland, a 50% interest in a partnership that owns land in Brandywine, Maryland, all of the shares of AFH (excluding shares issued as incentive compensation for employees), rights to collect the principal balance of a note in the amount of $7.986 million payable by a subsidiary of ACPT, as well as fractional interests in Chastleton Apartment Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. To avoid termination of the partnerships for tax purposes, sixty percent of the general partner interest in the latter four partnerships was not transferred from IGC to ACPT with the other assets. These partnership interests will be transferred to ACPT when Banc One releases the lien it holds on them. As part of the asset transfers, IGC conditionally agreed to transfer to ACPT 14 acres of land in St. Charles that currently is zoned for commercial use (the "Commercial Parcel") if and when IGC settles the wetlands litigation on terms approved by the Board of Directors of IGC's general partner, provided that IGC shall have received confirmation that the transfer of the Commercial Parcel (and resulting decrease in the value of IGC's assets) will not cause the IGC Units to be delisted from AMEX or the PSE. IGC has come to an agreement with the Government to settle the wetlands litigation subject to acceptance by the Court on November 22, 1999.

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

(3) INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships, which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	September 30,	December 31,
	1999	1998
Total assets	$ 33,064	$ 33,695
Total non-recourse debt	41,992	42,373
Total other liabilities	18,273	17,423
Total equity	(27,201)	(26,101)
Company's investment	(884)	(874)

SUMMARY OF OPERATIONS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	1999	1998	1999	1998
Total revenue	$ 6,291	$ 23,502	$ 1,873	$ 7,819
Net loss	(637)	(1,654)	(255)	(551)
Company's recognition of equity
in earnings	139	760	47	277
SUMMARY OF OPERATING
CASH FLOWS:
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	1999	1998	1999	1998
Cash flows from operating
activities	$ 1,286	$ 1,875	$ 197	$ 464
Operating cash distributions	-	5,074	-	261
Company's share of operating cash
distributions	-	1,912	-	116

Prior to the distribution of ACPT, the company had interests in 19 partnerships owning 4,563 rental units in 22 apartment complexes. At September 30, 1999, IGC had small fractional interests in 6 partnerships owning 1,000 rental units in 6 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

The properties that the Company held interests in at September 30, 1999, Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership, were placed in service prior to 1995. As part of the prior reorganization, the Company will transfer its interest in all of the partnerships except Chastleton Apartments Associates and Coachman's Limited Partnership to ACPT during the fourth quarter of 1999.

(4) DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at September 30, 1999 and December 31, 1998 (in thousands):
	Maturity	Interest	Outstanding
	Dates	Rates	September 30,	December 31,
	From/To	From/To	1999	1998
Related to community development:
Recourse debt	03-21-00	P+1%/	$ 1,771	$ 2,633
	04-01-00	10.0%
Related to homebuilding:
Recourse debt	Demand/	P+1%/	649	740
	08-03-00	P+1.5%
General:
Recourse debt	10-28-99/	P+1.25%	1,258	722
	03-05-02	10.99%

Related entity	Demand	P+1%	2,452	383

Total debt			$ 6,130	$ 4,478

*P = Prime lending interest rate.

As of September 30, 1999, the $1,771,000 of recourse debt related to community development assets is collateralized by $6,869,000 of community development assets.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At September 30, 1999, $1,637,000 is outstanding relating to this debt. The amount outstanding represents the first draw toward the development of this project. Assets with a book value of $9,016,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership. The results of which are included using the equity method of accounting. Accordingly the debt is not included in these financial statements.

The Company is presently negotiating to extend the debt due October 28, 1999. Management expects to receive a two year extension.

The Company's loans contain various financial, cross-default and technical provisions of which the Company is currently in compliance.

(5) RELATED PARTY TRANSACTIONS
CONSOLIDATED STATEMENT OF INCOME:
		Nine Months Ended		Three Months Ended
		September 30,		September 30,
		1999	1998	1999	1998
Community Development - Land Sales
Homebuilding joint venture		$ -	$ 1,179	$ -	$ 559
		$ -	$ 1,179	$ -	$ 559
Cost of Land Sales
Homebuilding joint venture		$ -	$ 936	$ -	$ 446
		$ -	$ 936	$ -	$ 446
Management and Other Fees
Unconsolidated subsidiaries		$ -	$ 1,795	$ -	$ 530
Affiliate of IBC, general partner of IGC		-	183	-	58
Affiliate of James Michael Wilson, director,
Thomas B. Wilson, director,
and James J. Wilson, director		-	118	-	41
Affiliate of James Michael Wilson, director,
Thomas B. Wilson, director, James J. Wilson,
director, and an affiliate of IBC, general partner of IGC		-	62	-	22
		$ -	$ 2,158	$ -	$ 651
Interest and Other Income
Unconsolidated subsidiaries		$ -	$ 42	$ -	$ 18
Affiliate of former director		-	97	-	40
Affiliate of IBC, general partner of IGC		101	39	33	-
LDA, Affiliate of ACPT		499	-	168	-
		$ 600	$ 178	$ 201	$ 58
General and Administrative Expense
Affiliate of IBC, general partner of IGC	(A1)	$ 135	$ 246	$ 135	$ 84
Reserve additions and other write-offs-
Affiliate of IBC, general partner of IGC		-	(59)	-	(123)
Unconsolidated subsidiaries		-	8	-	(97)
		$ 135	$ 195	$ 135	$ (136)

BALANCE SHEET IMPACT:

		Balance	Balance
		September 30,	December 31,
		1999	1998
Assets Related to Rental Properties
Receivables, all unsecured and due on demand-
Unconsolidated subsidiaries		$ -	$ 9
		$ -	$ 9
Other Assets
Receivables - All unsecured
IBC, general partner of IGC		$ -	$ 5
		$ -	$ 5
Liabilities Related to Community Development
Accounts payable
Whitman, Requardt	(A2)	13	7
		$ 13	$ 7
Other Liabilities
Advances, IBC, General partner of IGC	(A3)	$ 2,452	$ 383
Accounts payable to ACPT for
accounting support services	(A4)	27	57
		$ 2,479	$ 440

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

Other transactions with related parties are as follows:

(1) IGC rented executive office space and other property from affiliates both in the United States and Puerto Rico through October 5, 1998. IBC continues to provide tax support services to IGC and did so during 1998 as well.

(2) Thomas J. Shafer became a director of IGMC, IGC's general partner, in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. Thomas J. Shafer is also a director of ACPT. In management's opinion, services performed are on the same terms provided to other clients.

(3) During the fourth quarter of 1998 and the first three quarters of 1999, the Company received working capital advances from IBC. Beginning April 1, 1999, interest accrued at 1% over the prime rate. The Company expects some additional funding to continue through the remainder of 1999. At September 30, 1999, the outstanding balance of working capital loans payable to IBC, including principal and interest, was $2,452,000.

(4) During the transition period after the Distribution, the Company received land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services from ACPT. After the transition period, ACPT has agreed to provide human resources, payroll processing and tax services to IGC on a cost reimbursement basis.

(6) LITIGATION

Wetlands Litigation

On February 29, 1996, IGC, its affiliate SCA, and James J. Wilson, IGC's chairman and CEO, were convicted on four felony counts of violations of Section 404 of the U.S. Clean Water Act (CWA) relating to discharge without a permit of fill material into wetlands within the U.S. Army Corps of Engineers' regulatory jurisdiction. The nine civil violations of the CWA filed by the U.S. Attorney were dismissed without prejudice. The Company was fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan proposed by the government. Mr. Wilson was fined $1,000,000 and sentenced to 21 months imprisonment and one year of supervised release. Appeals were filed and Mr. Wilson's sentence was stayed pending appeal by the Court of Appeals. On December 23, 1997, the United States Court of Appeals for the Fourth Circuit reversed the lower court's decision and remanded the matter back to the lower court for retrial.

On August 26, 1999, IGC agreed to plead guilty to a single violation of the CWA. The violation involves the placing of fill in 1990 by a contractor for IGC while constructing a road through Dorchester Neighborhood in St. Charles, Maryland. IGC agreed to pay a fine of $1 million and to transfer 2 acres of land in Town Center South to a land conservation or similar organization. IGC and its affiliate, St. Charles Associates, L.P. (SCA) also agreed to enter into a consent decree whereby a civil complaint by the government against them for alleged violations of the CWA would be dismissed. Under the consent decree, IGC and SCA agreed to pay a civil penalty of $400,000 and complete within 24 months a remediation plan covering certain land in Town Center South and in another location at St. Charles. IGC and SCA also entered into a compliance agreement with the U.S. Environmental Protection Agency resolving all debarment matters arising out of the alleged CWA violations. Under the plea agreement and consent decree, all criminal charges against James J. Wilson, IGC's chairman and CEO, are to be dismissed. The plea agreement and consent decree require court approval. The hearing for this purpose is scheduled for November 22, 1999.

Management believes that the cost of the disposition of the wetlands litigation, as discussed above, not including the cost of remediation, will not exceed the $1.5 million currently reserved by IGC. The proposed disposition of the wetlands litigation, if approved by the court, will free up approximately 80 acres of commercial land in St. Charles for development.

Lead-Based Paint Allegations

Subsequent to year end, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates ("Chastleton Associates") (a housing partnership in which IGC is the general partner), and Capitol Park Apartments Associates (the owner of an apartment complex managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were in violation of the Residential Lead-Based Paint Hazard Reduction Act of 1992 (the "Act"). These allegations were based on a finding by the Department of Housing and Urban Development ("HUD") that the owners and/or management had failed to make required disclosures regarding lead-based paint to certain tenants in two apartment projects - The Chastleton and Capitol Park. The Act authorizes HUD to assess administrative penalties for such failures.

The original Department notification was addressed to ARMC, the current managing agent. However, most of the alleged violations occurred during IGC's previous tenure as management agent. IGC has agreed with ACPT to accept the responsibility for paying any potential penalties that might be assessed against ARMC. Further, as the general partner of Chastleton Associates, IGC is liable for any obligations of Chastleton Associates and so would be liable if Chastleton Associates were unable to pay any fines levied against it.

On June 9, 1999, HUD issued an administrative complaint seeking civil money penalties from ARMC, to which ARMC responded on June 24, 1999. HUD thereafter filed a First Amended Complaint on September 9, 1999 against ARMC, IGC, and Chastleton Associates (the "Respondents"). The Respondents filed a Response and Motion to Dismiss on September 24, 1999. HUD officially docketed these pleading with the Chief Docket Clerk on September 30, 1999. Additional motions have been filed, and discovery is ongoing. The HUD Administrative Law Judge has scheduled trial to begin on December 6, 1999.

Meanwhile, on July 15, 1999, HUD and the U.S. Department of Justice filed suit against ARMC and Chastleton Associates (the "Defendants") in the U.S. District Court for the District of Columbia, seeking declaratory and injunctive relief based on alleged violations of the Act. This action does not seek any money damages from the Defendants but does seek "remediation" of the alleged violations which could be costly. The Defendants filed a Motion to Dismiss or, in the Alternative, a Motion for Summary Judgment on August 10, 1999. The government, in turn, filed its own Motion for Summary Judgment on August 24, 1999. The U.S. District Court has not yet acted on these motions.

Since first receiving notice of the alleged violations, the Company has actively tried to settle this matter but has been unable to reach agreement with the government. Settlement appears unlikely at this time. The Company asserts that there is no basis for the declaratory and injunctive relief sought in the federal court suit. Insofar as the administrative action for civil money penalties is concerned, the Company disputes a number of the violations alleged by HUD and asserts that no penalties should be imposed for any violations that did occur. It is not possible to evaluate the likelihood of an unfavorable outcome with respect to those matters or to estimate the amount or range of potential loss. The Company believes that it has substantial defenses to both matters and intends to contest them vigorously.

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

The accounting policies of the segments are the same as those described in the December 31, 1998 financial statements. The following present the segment information for the nine months ended September 30, 1999 and 1998 (in thousands):

			Land and	Puerto	Inter-
	AFH	IWT/CWT	Other	Rico	Segment	Total
1999

Total Revenues	6,801	-	1,799	-	-	8,600
Interest income	36	-	620	-	-	656
Interest expense	21	-	294	-	-	315
Depreciation and amortization	65	2	44	-	-	111
Loss before income taxes
and minority interest	(905)	(2)	(1,562)	-	-	(2,469)
Net loss	(905)	(2)	(1,562)	-	-	(2,469)
Total assets	6,789	4,235	54,271	-	(23,637)	41,658
Additions to long lived assets	-	2,243	964	-	-	3,207

1998

Total Revenues	5,556	-	14,942	12,167	(2,087)	30,578
Interest income	102	-	1,547	647	(1,242)	1,054
Interest expense	25	-	2,270	684	(389)	2,590
Depreciation and amortization	6	-	1,377	110	-	1,493
Income taxes	-	-	740	-	-	740
(Loss) Income before income taxes
and minority interest	(658)	(63)	2,248	2,185	(501)	3,211
Net (loss) income	(658)	(63)	1,507	1,805	(566)	2,025
Total assets	6,473	4,891	115,687	36,152	(18,785)	144,418
Additions to long lived assets	-	1,113	6,668	4,699	-	12,480

The accounting policies of the segments are the same as those described in the December 31, 1998 financial statements. The following present the segment information for the three months ended September 30, 1999 and 1998 (in thousands):

			Land and	Puerto	Inter-
	AFH	IWT/CWT	Other	Rico	Segment	Total
1999

Total Revenues	1,501	-	608	-	-	2,109
Interest income	36	-	115	-	-	151
Interest expense	(5)	-	127	-	-	122
Depreciation and amortization	19	1	15	-	-	35
Loss before income taxes
and minority interest	(488)	-	(225)	-	-	(713)
Net loss	(488)	-	(225)	-	-	(713)
Total assets	1,070	(794)	409	-	-	685
Additions to long lived assets	-	1,011	219	-	-	1,230

1998

Total Revenues	3,955	-	9,174	7,225	(1,339)	19,015
Interest income	100	-	1,312	628	(1,332)	708
Interest expense	18	(5)	1,539	517	(267)	1,802
Depreciation and amortization	3	(3)	924	73	-	997
Income taxes	-	-	571	-	-	571
(Loss) Income before income taxes
and minority interest	(374)	(70)	708	1,351	(328)	1,287
Net (loss) income	(374)	(70)	162	1,179	(363)	534
Total assets	503	885	13,586	(8,005)	(760)	6,209
Additions to long lived assets	-	360	4,984	2,740	-	8,084
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective October 5, 1998, the Company distributed the majority of its real estate development business to ACPT. As a result, the Company's historical results of operations for September 30, 1999 are not readily comparable with the results of operations for September 30, 1998. Accordingly, the unaudited results for September 30, 1999 and unaudited pro forma results for September 30, 1998 have also been presented as if the Distribution had been completed on January 1, 1998. This information is provided for purposes of completing the Management's Discussion and Analysis and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I, Item 1 which show the historical operations of the Company.
INTERSTATE GENERAL COMPANY L.P. PRO FORMA CONSOLIDATED STATEMENTS OF (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

		Pro Forma
	1999	1998

Revenues
Community development-land sales	$ 899	$ 210
Homebuilding-home sales	6,765	5,455
Equity in earnings from partnerships and developer fees	139	117
Investment in gaming properties	-	549
Interest and other income	797	707
Total revenues	8,600	7,038

Expenses
Cost of land sales	1,021	259
Cost of home sales	6,072	4,922
Selling and marketing	1,046	925
General and administrative	2,072	561
Interest expense	315	38
Depreciation and amortization	111	73
Wetlands litigation expense	432	-
Total expenses	11,069	6,778

(Loss) income before provision for income taxes and minority interest	(2,469)	260
Provision for income taxes	-	158
Minority Interest	-	44
Net (loss) income	$ (2,469)	$ 146

INTERSTATE GENERAL COMPANY L.P. PRO FORMA CONSOLIDATED STATEMENTS OF (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	1999		1998

Revenues
Community development-land sales	$ 287		$ 159
Homebuilding-home sales	1,488		1,826
Equity in earnings from partnerships and developer fees	47		74
Investment in gaming properties	-		549
Interest and other income	287		212
Total revenues	2,109		2,820

Expenses
Cost of land sales	320		153
Cost of home sales	1,435		1,641
Selling and marketing	343		298
General and administrative	635		220
Interest expense	122		13
Depreciation and amortization	35		28
Wetlands litigation	(68)		-
Total expenses	2,822		2,353

(Loss) income before provision for income taxes and minority interest	(713)		467
Provision for income taxes	-		52

(Loss) income before minority interest	(713)	-	415
Minority Interest	-		44
Net (loss) income	$ (713)		$ 371

For the Nine Months Ended September 30, 1999 versus Pro Forma 1998

Community Development Operations

Community development land sales revenue increased to $899,000 during the nine months ended September 30, 1999, compared to sales of $210,000 during the pro forma nine months ended September 30, 1998. The 1999 period reflects sales of approximately 21 single family home lots as well as 11 townhome lots, while the 1998 pro forma period reflects only five sales. Thirteen of the 1999 single family home lot sales occurred in the St. Mary's County, Maryland project of Westbury. Gross profit margin for these sales was 16%. The remaining single family home lot sales for 1999 were for the Montclair project in Prince William County, Virginia. The townhome lots had negative margins on land sales for 1999, primarily due to a lack of volume sufficient to cover related period costs included in cost of sales.

Homebuilding Operations

Revenues from home sales increased 24% to $6,765,000 for the nine month period ending September 30, 1999, as compared to $5,455,000 during the pro forma nine month period ending September 30, 1998. The 1999 revenues were a result of increased home sales. In 1999, the Company sold 57 scatter-site sales as compared to 1998 scatter-site sales of 49. There was a slight 1% increase in construction gross profit for the nine month period ending September 30, 1999, as compared to the pro forma nine month period ending September 30, 1998.

Interest and Other Income

Interest and other income increased 13% to $797,000 for the nine month period ending September 30, 1999 as compared to $707,000 during the pro forma nine month period ending September 30, 1998. The increase is due to the recognition of the unamortized discount of a note receivable, which was paid in full during the third quarter of 1999.

General and Administrative Expense

General and administrative expenses increased to $1,473,000 from $561,000 during the pro forma nine months ending September 30, 1998 to $2,034,000 during the same period for 1999. This increase is a result of salaries for additional employees and higher office expenses incurred upon opening the new company headquarters in Chantilly, Virginia.

Interest Expense

Interest expense increased $277,000 to $315,000 in the nine months ending September 30, 1999, as compared to $38,000 for the same pro forma period in 1998. The increase is due to an increase in debt outstanding during 1999 as well as the Company's general partner, IBC, charging interest at 1% over the prime rate on the outstanding balance owed at September 30, 1999.

For the Three Months Ended September 30, 1999 versus Pro Forma 1998

Community Development Operations

Community development land sales revenue increased to $287,000 during the three months ended September 30, 1999, compared to sales of $159,000 during the pro forma three months ended September 30, 1998. The 1999 period reflects sales of approximately 10 single family home lots, while the 1998 pro forma period reflects six single family home lots. Gross profit margin for these sales was 16%. The townhome lots had negative margins on land sales for 1999 primarily due to a lack of volume on land sales not covering related period costs being included in cost of sales.

Homebuilding Operations

Revenues from home sales decreased to $1,488,000 for the three month period ending September 30, 1999, as compared to $1,826,000 during the pro forma three month period ending September 30, 1998. The 1999 revenues were a result of 12 scatter-site sales as compared to the 1998 revenues resulting from 18 scatter-site sales.

Interest and Other Income

Interest and other income increased 29% to $287,000 for the three month period ending September 30, 1999 as compared to $212,000 during the pro forma three month period ending September 30, 1998. The increase is due to the recognition of the unamortized discount of a note receivable, which was paid in full during the third quarter of 1999.

General and Administrative Expense

General and administrative expenses increased $377,000 from $220,000 during the pro forma three months ending September 30, 1998 to $597,000 during the same period for 1999. This increase is a result of salaries for additional personnel and higher office expenses incurred upon opening the new company headquarters in Chantilly, Virginia.

Interest Expense

Interest expense increased $109,000 to $122,000 in the three months ending September 30, 1999, as compared to $13,000 for the same pro forma period in 1998. The increase is due to an increase in the debt outstanding during 1999. The Company's general partner, IBC, charged interest at 1% over the prime rate on the outstanding balance owed at September 30, 1999.

Liquidity and Capital Resources

Cash and Cash equivalents were $429,000 and $33,000 respectively at September 30, 1999 and December 31, 1998.

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

The Company's principal demands for liquidity are expected to be ongoing debt service for existing loans, land development costs for the Company's land assets, payables and normal operating costs, the remission of the fine related to the Wetland's settlement, the funding of the remediation work required under that settlement, and continued funding of development costs for IWT and CWT.

AFH historically has had cash needs in excess of those generated through operations and has substantial vendor payables. Management is currently engaged in efforts to reduce its cash needs in order to make it profitable and cash flow positive. For the fourth quarter of 1999, based on homes currently under contract, management believes that AFH's cash needs will be greatly reduced.

The penalties relating to the Wetland's settlement (see Wetland litigation, page 26) total $1,400,000. The preliminary estimate is that the cost of remediation may range up to $1.6 million. The plea agreement and consent decree allows IGC to resume development of 80 acres of improved commercial land in Town Center South, the heart of St. Charles, that IGC has earmarked for retention as rental property to be developed by IGC alone or in joint ventures for retail use. Management may look to the underlying value of this property to finance the penalties as well as the remediation costs required by the agreement.

Management believes the Company's real estate assets have substantial value and their development can be financed on a conventional project finance basis. In July 1999, the Company closed a loan with Mercantile Mortgage Corporation for the development and construction of the Brandywine project. The components of the $10,840,000 loan are a $4,490,000 infrastructure loan, a $2,900,000 revolving line of credit for the development and construction of single family homes in the first phase, as well as a $3,000,000 revolving line of credit for the development and construction of townhomes. Upon closing the Company received $1,000,000 to reimburse pre-development and engineering costs. Also in July, the Company signed a Lot Purchase Agreement with Ryan Homes for the sale of 54 lots in the Prince William County, Virginia development of Montclair. The purchase price per lot is $25,500. In November 1999, The Company closed a $800,000 loan with Chevy Chase Bank to finance the development of the Montclair lots. IGC intends to continue to refinance, as appropriate, certain debts as they become due in the normal course of business. The Company has two loans that mature during the fourth quarter for which it expects to reach agreements to extend the maturity dates. Negotiations are presently underway on one extension.

It is not likely that the Company will generate in the near term sufficient revenues from operations to cover its general and administrative expenses, a substantial portion of which are attributable to operations of IWT/CWT. The proposed waste disposal plant operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the procurement process. Although management believes IWT/CWT will be successful, it cannot predict when IWT/CWT will eventually generate positive cash flow.

The Company expects to collect a $7.986 million note receivable due from an affiliate of ACPT. In the meantime, IBC, IGC's general partner, is making loans to IBC that will be repaid from that note. IBC has agreed to continue funding the cash needs of IGC by purchasing an interest in that note. Other sources of revenue include proceeds from the sale or development of approximately 80 acres of commercial land in St. Charles' Town Center South that would be available for sale when the pending wetland's litigation is settled (see Wetland Litigation, p. 26), and the possible sale or development of IGC's 812-acre Pomfret parcel in Charles County, Maryland. The company also has various parcels of unencumbered land that are available for sale.

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

Debt Summary

As of September 30, 1999, assets with a book value of $7,548,000 were encumbered by $3,678,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	9/30/99

1st Nat'l Bank of St. Mary's	(a)	$ 460	P+1.5%	12/29/99	$ 107
1st Nat'l Bank of St. Mary's	(a)	1,250	P+1.5%	3/21/00	612
1st Nat'l Bank of St. Mary's	(b)	1,000	P+.5%	1/25/00	1,000
Washington Savings Bank	(c)	850	9.25%	4/1/00	152
Winston Corp Bank & Trust	(d)	1,000	10.00%	10/28/99	732
Other miscellaneous		3,633	Various	Various	1,075
		$ 8,193			$ 3,678
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $23,000 respectively.

(b)	Loan is for operating use.

(c)	The note requires monthly interest payments. Principal payments are
Made by partial lot releases in the amount of $38,650 per lot.

(d)	The note requires monthly interest payments of $6,103. The note is currently held by Chevy Chase Bank. The company is presently negotiating for and expects to receive a two-year extension.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At September 30, 1999, $1,637,000 is outstanding relating to this debt. Assets with a book value of $9,016,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these statements.

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

Current IGC State of Readiness:

The systems and applications that can critically affect IGC's operations due to the Y2K issue are its financial reporting systems. These systems include one accounting application, one time and attendance application and the computer network system, which they are installed on, and the telephone, security, elevator, HVAC, and other like systems installed at IGC. Of secondary importance are those administrative systems and equipment not directly involved in revenue production that can still minimally impact IGC operations.

The financial application employed by IGC is currently certified by the respective publisher to be Y2K compliant. Active testing to verify the Y2K compliance of the Company's financial system was conducted in the third quarter of 1999. "Dummy" companies were set up in the critical systems with dates forwarded to beyond 2000 for these tests. As a result of these tests, it appears that the financial application is Y2K compliant.

The Company relies on a time and attendance system for payroll processing. The payroll system utilizes the services of a third party provider and is certified Y2K compliant.

The hardware component of IGC's financial system consists of industry standard PC operating systems, servers, desktop computers, and networking hardware. These systems have been evaluated and tested for Y2K compliance.

The administrative applications (word processing, spreadsheet, messaging, etc.) utilized by IGC have been certified by the various publishers to be Y2K compliant.

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

IGC does not separately track the internal costs incurred for the Y2K project. These costs are principally related payroll costs for the Company's information systems department. The cost for the financial departments to perform the scheduled tests of the accounting system for Y2K compliance has not been ascertained, though it is expected that these costs will be nominal.

Risks of IGC's Y2K Issues:

The failure of IGC's financial system for more than a few days would create a hardship on Company's operations. Failure of the accounting system will affect the company's general ledger, accounts payable, accounts receivable and reporting functions.

IGC had not obtained insurance specific for Y2K liability issues. However, after discussions with its insurance carrier, IGC has determined that current policies will cover any unforeseen material damages due to the Company's systems Y2K non-compliance.

IGC's Contingency Plan:

IGC has evaluated its various Y2K failure scenarios and developed contingency plans to ensure continued Company operations. As a result, the company does not believe there is a significant Y2K risk.
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

As of September 30, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Wetlands Litigation

On February 29, 1996, IGC, its affiliate SCA, and James J. Wilson, IGC's chairman and CEO, were convicted on four felony counts of violations of Section 404 of the U.S. Clean Water Act (CWA) relating to discharge without a permit of fill material into wetlands within the U.S. Army Corps of Engineers' regulatory jurisdiction. The nine civil violations of the CWA filed by the U.S. Attorney were dismissed without prejudice. The Company was fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan proposed by the government. Mr. Wilson was fined $1,000,000 and sentenced to 21 months imprisonment and one year of supervised release. Appeals were filed and Mr. Wilson's sentence was stayed pending appeal by the Court of Appeals. On December 23, 1997, the United States Court of Appeals for the Fourth Circuit reversed the lower court's decision and remanded the matter back to the lower court for retrial.

On August 26, 1999, IGC agreed to plead guilty to a single violation of the CWA. The violation involves the placing of fill in 1990 by a contractor for IGC while constructing a road through Dorchester Neighborhood in St. Charles, Maryland. IGC agreed to pay a fine of $1 million and to transfer 2 acres of land in Town Center South to a land conservation or similar organization. IGC and its affiliate, St. Charles Associates, L.P. (SCA) also agreed to enter into a consent decree whereby a civil complaint by the government against them for alleged violations of the CWA would be dismissed. Under the consent decree, IGC and SCA agreed to pay a civil penalty of $400,000 and complete within 24 months a remediation plan covering certain land in Town Center South and in another location at St. Charles. IGC and SCA also entered into a compliance agreement with the U.S. Environmental Protection Agency resolving all debarment matters arising out of the alleged CWA violations. Under the plea agreement and consent decree, all criminal charges against James J. Wilson, IGC's chairman and CEO, are to be dismissed. The plea agreement and consent decree require court approval. The court has scheduled a hearing for this purpose for November 22, 1999.

Management believes that the cost of the disposition of the wetlands litigation, as discussed above, not including the cost of remediation, will not exceed the $1.5 million currently reserved by IGC. The proposed disposition of the wetlands litigation, if approved by the court, will free up approximately 80 acres of commercial land in St. Charles for development.

Lead Based Paint Allegations

Subsequent to year end, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates ("Chastleton Associates") (a housing partnership in which IGC is the general partner), and Capitol Park Apartments Associates (the owner of an apartment complex managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were in violation of the Residential Lead-Based Paint Hazard Reduction Act of 1992 (the "Act"). These allegations were based on a finding by the Department of Housing and Urban Development ("HUD") that the owners and/or management had failed to make required disclosures regarding lead-based paint to certain tenants in two apartment projects - The Chastleton and Capitol Park. The Act authorizes HUD to assess administrative penalties for such failures.

The original Department notification was addressed to ARMC, the current managing agent. However, most of the alleged violations occurred during IGC's previous tenure as management agent. IGC has agreed with ACPT to accept the responsibility for paying any potential penalties that might be assessed against ARMC. Further, as the general partner of Chastleton Associates, IGC is liable for any obligations of Chastleton Associates and so would be liable if Chastleton Associates were unable to pay any fines levied against it.

On June 9, 1999, HUD issued an administrative complaint seeking civil money penalties from ARMC, to which ARMC responded on June 24, 1999. HUD thereafter filed a First Amended Complaint on September 9, 1999 against ARMC, IGC, and Chastleton Associates (the "Respondents"). The Respondents filed a Response and Motion to Dismiss on September 24, 1999. HUD officially docketed these pleading with the Chief Docket Clerk on September 30, 1999. Additional motions have been filed, and discovery is ongoing. The HUD Administrative Law Judge has scheduled trial to begin on December 6, 1999.

Meanwhile, on July 15, 1999, HUD and the U.S. Department of Justice filed suit against ARMC and Chastleton Associates (the "Defendants") in the U.S. District Court for the District of Columbia, seeking declaratory and injunctive relief based on alleged violations of the Act. This action does not seek any money damages from the Defendants but does seek "remediation" of the alleged violations which could be costly. The Defendants filed a Motion to Dismiss or, in the Alternative, a Motion for Summary Judgment on August 10, 1999. The government, in turn, filed its own Motion for Summary Judgment on August 24, 1999. The U.S. District Court has not yet acted on these motions.

Since first receiving notice of the alleged violations, the Company has actively tried to settle this matter but has been unable to reach agreement with the government. Settlement appears unlikely at this time. The Company asserts that there is no basis for the declaratory and injunctive relief sought in the federal court suit. Insofar as the administrative action for civil money penalties is concerned, the Company disputes a number of the violations alleged by HUD and asserts that no penalties should be imposed for any violations that did occur. It is not possible to evaluate the likelihood of an unfavorable outcome with respect to those matters or to estimate the amount or range of potential loss. The Company believes that is has substantial defenses to both matters and intends to contest them vigorously.

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
INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: November 12, 1999	By: /s/ James J. Wilson
James J. Wilson Chairman and Chief Executive Officer

Dated: November 12, 1999	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President and Director

Dated: November 12, 1999	By: /s/ Benjamin L. Poole
Benjamin L. Poole
Vice President and Chief Financial Officer

Dated: November 12, 1999	By: /s/ Paul H. Dillon
Paul H. Dillon
Vice President and Controller