Form 10-K
period 1999-12-31
INTERSTATE GENERAL CO L P
filed 2000-03-29
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999	Commission File Number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
Delaware (Exact name of registrant as specified in its charter)	52-1488756 (I.R.S. Employer Identification Number)
5160 Parkstone Drive, Suite 110 Chantilly, Virginia 20151 (Address of principal executive offices)	(703) 263-1191 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Units representing assignment of beneficial ownership of Class A limited partnership interest and evidenced by beneficial assignment certificates ("Units")	American Stock Exchange Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 21, 2000, the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $6.50.

Class A Units Outstanding at (date): 2,055,780 Class A Units

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K
Item
N/A

INTERSTATE GENERAL COMPANY L.P. 1999 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

	PART I
		Page

Item 1.	Business	3
Item 2.	Properties	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART II

Item 5.	Market Prices and Distribution of Units	11
Item 6.	Selected Financial and Operating Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	14
Item 7a.	Qualitative and Quantitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	57

	PART III

Item 10.	Directors and Executive Officers of the Registrant	58
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Unit holders and Management	63
Item 13.	Certain Relationships and Related Transactions	64

	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	65

PART I

ITEM 1.	BUSINESS

COMPANY PROFILE

Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Chantilly, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PSE"). During 1998, the Company's management and the Board of Directors of the Company's Managing General Partner restructured IGC and transferred the primary real estate operations to American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

IGC owns the following assets: Towne Center land in St. Charles, Maryland, which had been the subject of wetlands litigation; certain single-family home lots in the Dorchester neighborhood, also in St. Charles, Maryland; certain land in Pomfret, Maryland, St. Mary's County, Maryland, and Prince William County, Virginia; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; 100% of the membership interest in American Family Homes, LLC ("AFH"); a note in the amount of $8.154 million payable by a subsidiary of ACPT; as well as fractional partnership interests in Chastleton Apartment Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. To avoid termination of the partnerships for tax purposes, 60% of the general partner interest in the latter four partnerships was not transferred from IGC to ACPT with the other assets in 1998. These interests were subsequently transferred in February 2000.

All of the outstanding stock of Interstate Waste Technologies ("IWT") and Caribe Waste Technologies ("CWT") (excluding shares issued as incentive compensation for employees) are held in a trust (the "CWT Trust") for the benefit of IGC Unit holders.

The following summarizes the business operations and segments of IGC:

COMMUNITY/LAND DEVELOPMENT

IGC has extensive experience in developing planned communities. Historically, the Company and its predecessors have developed land for more than 13,000 housing units.

The Company currently holds 152 acres in Towne Center South, St. Charles, Maryland. The property is zoned for commercial, retail, and office development. The Company is proceeding with plans for development of 82 acres, which are now available, as a result of the wetlands settlement (see p. 7).

The Company plans to develop an 812-acre property, in Pomfret, Maryland, known as Waverly, as an age-qualified adult community consisting of approximately 2,000 single family housing units and a golf course.

In addition, the Company is developing the 170-acre planned community of Westbury, located in Lexington Park, Maryland. The community is located in St. Mary's County, approximately one mile from the Patuxent River Naval Air Warfare Center. Development at Westbury includes town home and single-family lots. In March 1997, the Company entered into a contract to sell 52 of the town home lots to a third-party homebuilder. As of December 31, 1999, 19 of those town home lots remain to be purchased. Westbury's final phase, consisting of approximately 250 single-family home lots, is currently under construction. Of the single-family home lots, 63 have been developed, of which 28 have been sold and 35 remain under contract. The other 187 lots remain to be developed.

In Prince George's County, Maryland, the Company is proceeding with the development of Phase One of the 277-acre mixed-use project known as Brandywine. IGC obtained building permits for the first phase of 48 single-family homes in December 1998. Construction is expected to begin in the spring of 2000.

Environmental Impact. Management believes that all current land development plans can be completed without a material adverse environmental impact and in compliance with government regulations.

Competition. IGC is subject to market competition on its commercial land sales, however, the Company believes it can compete successfully by offering well located land that can be developed at a reasonable cost.

HOME BUILDING

AFH builds semi-custom homes for homebuyers who own land or have land under contract. AFH operates out of seven offices in Virginia, North Carolina, and South Carolina.

Environmental Impact. Management believes that the Company's home building operations are in compliance with governmental regulations.

Competition. The housing industry is cyclical and is influenced by various economic factors and seasonality. These variables include, for example, consumer confidence, interest rate fluctuations, property and federal taxes, demographics and mortgage finance options. The Company's home building operations could be affected by any one or more of these factors.

The home building industry in the Mid-Atlantic region is highly competitive. In addition to a large number of builders, there is an abundant supply of resale homes and rental housing. AFH has three major competitors in the Carolinas, and two major competitors in Virginia. AFH creates its market niche by building homes at the location chosen by the customer.

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

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss Company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its co-venture partners offer to own, finance, build, and operate for a 25 or 30-year period, plants under contract to municipal governments. Current co-venture partners include the technology provider, Thermoselect, the constructor, Fluor Daniel Inc., and our plant operator, two subsidiaries of The Vivendi Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representatives for Thermoselect domestic waste facilities in North America and the Caribbean. IWT is to begin these activities in the second quarter of 2000.

In December 1998, CWT entered into a host community and sponsor agreement with the Municipality of Caguas, Puerto Rico. The agreement describes the basis on which CWT will enter into a contract to develop and construct a Thermoselect waste facility with a capacity of up to 3,000 tons per day to process waste from the metropolitan San Juan area. Final permits and approval are still pending before the Caguas project can proceed. CWT is also pursuing a project in the northwest part of Puerto Rico.

During 1999, IWT began to explore development possibilities in a number of Chinese cities. We believe that the cities of Shanghai, Wuhan, Nanchang, and Guangzhou are sufficiently interested to warrant continuing efforts.

The government of the U.S. Virgin Islands recently issued a RFP for which responses are due May 22, 2000. Management believes CWT is well positioned to aggressively compete to win this award.

IWT is also pursuing projects in St. Maarten, Chile, Columbia, Singapore, Hong Kong, and the Philippines, which are in the exploratory stage.

Certain IWT/CWT costs related to development activities have been capitalized and the recovery of the costs is dependent upon future revenues from the development, construction, and operation of waste disposal plants. During 1999 IWT and CWT elected to write off $1,180,000 as a reserve against costs incurred related to several waste development projects that the Company is still pursuing, but for which it believes the likelihood for success is not high. While the Company still believes there is sufficient interest to warrant continuing efforts in these locations, it does not believe the probability of recovering the investment from future revenues from the development of these projects is high.

At December 31, 1999 and 1998, deferred costs regarding waste technology, net of reserves or direct write-offs, were $4,161,000 and $3,326,000, respectively.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste disposal contracts throughout the United States and internationally. The competition uses a variety of methods and there are ranges of costs available. Management feels IWT and CWT can provide its superior facilities at a competitive price.

GENERAL

Employees. IGC has 44 full-time employees as of December 31, 1999. All employees are based in the United States.

Significant Customers. No single customer accounted for more than 10% of IGC's revenues during the year ended December 31, 1999.

ITEM 2.	PROPERTIES

IGC owns real property in Charles County, Maryland; Prince George's County, Maryland; St. Mary's County, Maryland; Prince William County, Virginia; North Carolina; South Carolina, and Virginia.

As of December 31, 1999, the Company's community development land holdings consisted of the following:
Charles County, Maryland
Finished inventory -
Residential lots - Single-family homes	15
Commercial, office or light industrial acres	108
Pre-development acres	812

St. Mary's County, Maryland
Finished inventory -
Residential lots - Town homes (19); Single-family homes (35)	54
Pre-development -	187
Residential lots

Prince George's County, Maryland
Pre-development acres	277

Prince William County, Virginia
Finished inventory -
Residential lots - Town homes	54

As of December 31, 1999, the Company's home building inventory consisted of the following:

Virginia
Homes under construction - Single-family homes	23

North Carolina
Homes under construction - Single-family homes	22

South Carolina
Homes under construction - Single-family homes	12

ITEM 3.	LEGAL PROCEEDINGS

Wetlands Litigation

The Company is pleased to report that the entire wetlands litigation was settled successfully as of November 22, 1999. As reported in Registrant's 10-K for the period ending December 31, 1998, convictions in the wetlands litigation in the United States District Court for the District of Maryland were reversed by the United States Court of Appeals for the Fourth Circuit and the case remanded to the District Court for a new trial.

On August 26, 1999, IGC agreed to plead guilty to a single violation of the Clean Water Act ("CWA"). The violation involves the placing of fill in 1990 by a contractor for IGC while constructing a road through Dorchester Neighborhood in St. Charles, Maryland. IGC agreed to pay a fine of $1 million and to transfer two acres of land in Town Center South to a land conservation or similar organization. IGC and its affiliate, St. Charles Associates Limited Partnership, ("SCA"), also agreed to enter into a consent decree whereby a civil complaint by the government against them for alleged violations of the CWA would be dismissed. Under the consent decree, IGC and SCA agreed to pay a civil penalty of $400,000 ($40,000 of which is to be placed in escrow to pay the cost of remediation in Dorchester Neighborhood) and complete within 24 months a remediation plan covering certain land in Town Center South and in another location in St. Charles. IGC and SCA also entered into a compliance agreement with the U.S. Environmental Protection Agency resolving all debarment matters arising out of the alleged CWA violations. As part of the settlement, all criminal charges against James J. Wilson, IGC's chairman and CEO, were dismissed. The plea agreement and consent decree were approved by the court on November 22, 1999.

Management believes the cost of the settlement of the wetlands litigation, as discussed above, not including the cost of remediation, will not exceed the $1.4 million currently reserved. The settlement of the wetlands litigation has freed up approximately 80 acres of land in St. Charles for commercial development.

Sewer and Water Litigation

St. Charles has been zoned as a planned unit development that allows construction of approximately 24,730 housing units and 1,390 acres of commercial and industrial development. Charles County has agreed to provide sufficient sewer and water connections for all housing units remaining to be developed in St. Charles. IGC and St. Charles Associates Limited Partnership ("SCA") (through its successor, St. Charles Community, LLC) are involved in litigation with the County regarding (1) the level of sewer and water fees that may be imposed and (2) the level of school construction impact fees that may be imposed. In addition, IGC and SCA are asserting claims against the County for repayment of excessive sewer and water fees and school construction impact fees paid by them in the past.

The sewer and water litigation entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, Circuit Court of Charles County, Maryland, was filed in June 1989 and is continuing. The complaint originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues that are presently being contested between the County, IGC and SCA are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water fees that they paid in the past. The Circuit Court ruled that the County's 1996 study did not comply with the applicable restrictions and that SCA and IGC are entitled to an injunction against future excessive sewer and water fees. The Court further ruled, however, that SCA and IGC must pursue claims for excess sewer and water fees paid in the past in Maryland's Tax Court.

The Court's rulings were appealed to Maryland's Court of Special Appeals, which affirmed for the most part, but modified in part, the Circuit Court's rulings. Specifically relating to IGC, it held that IGC's claims for refunds of excessive fees paid before June 1992 are barred by "accord and satisfaction". Both parties are seeking further review in Maryland's Court of Appeals.

School Impact Fee Litigation

SCA and IGC commenced actions in Maryland Tax Court, which is a state administrative agency, to recover excessive school impact fees paid in the past. These cases are entitled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., Case Nos. 961 (filed March 1994), 1038 (files October 1994), and 99-MI-0083 (filed February 6, 1998). In those cases SCA and IGC are seeking both repayment of past excessive school impact fees paid to the County and a credit against school impact fees for the value of school sites donated to the County. On December 15, 1998, the Maryland Court of Special Appeals ruled that SCA's and IGC's refund claims were not timely filed. No further appellate review of this decision is contemplated. IGC and SCA intend to continue to pursue their remaining refund claims.

Lead-Based Paint Litigation

On February 9, 1999, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates ("Chastleton Associates") (a housing partnership in which IGC is the general partner), and Capitol Park Apartments Associates (the owner of an apartment complex managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were in violation of the Residential Lead-Based Paint Hazard Reduction Act of 1992 (the "Act"). These allegations were based on a finding by the Department of Housing and Urban Development ("HUD") that the owners and/or management had failed to make required disclosures regarding lead-based paint in two apartment projects, Chastleton and Capitol Park. The Act authorizes HUD to assess administrative penalties for such failures.

The original Department notification was addressed to ARMC, the current managing agent, however, most of the alleged violations occurred during IGC's previous tenure as management agent. IGC has agreed to indemnify ACPT against any potential penalties that might be assessed against ARMC.

On February 9, 1999, HUD issued a letter to the Company alleging that it was in violation of certain regulations regarding lead-based paint. The letter threatened penalties against the Company of $1,511,943. On June 9, 1999, HUD issued an administrative complaint seeking penalties. On September 9, 1999, HUD amended the complaint to include ARMC and IGC in addition to the Company and to seek $6.7 million in penalties from the group of defendants. HUD reduced the amount of the proposed penalty to $619,100 in its Penalty Brief dated November 24, 1999. Trial before an administrative law judge occurred on December 8-9, 1999 and post-hearing briefs were submitted on February 1, 2000. Further briefing was requested by order dated March 10, 2000. Accordingly, a ruling is not expected for at least another 60 days. Management believes they have submitted sufficient evidence in their favor; however, no determination can be made at this time as to the ruling or any imposed penalties. Since the effect, if any, on the financial statements cannot be determined at this time, no adjustments have been made in the accompanying financial statements regarding this matter.

In addition, on July 15, 1999, HUD and the Department of Justice filed suit against ARMC and the Company in the U.S. District Court for the District of Columbia seeking declaratory and injunctive relief based upon the alleged violations. The action does not seek monetary damages but does seek remediation. Both parties to the litigation have filed motions for summary judgment; however, the U.S. District Court has not yet acted on the motions. Management had decided they will undertake some remediation of the property regardless of the outcome of this litigation.

Other

On February 24, 2000 the Company and an officer of the Company were named as defendants in a claim alleging destruction and defacement of property in relation to the construction of a county road in Charles County. The claim consists of three counts. Counts one and two seek judgment rulings for $10,000,000 in compensatory and $10,000,000 in punitive damages from each defendant and count three seeks an easement and right of way to the county road. The actions performed, directly related to the filing of this claim, were completed by St. Charles Community LLC, a subsidiary of ACPT. As part of the restructure, any liability suffered by IGC or previous officers that result from actions undertaken by ACPT will be covered by an indemnification from ACPT. Management of both companies intends to vigorously defend itself against these allegations, however, there can be no guarantee they will be successful.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET PRICES AND DISTRIBUTIONS OF UNITS

IGC Units are traded on the American and the Pacific Stock Exchanges. The following table sets forth for the periods indicated, the high and low sales prices per IGC Unit as reported in the consolidated transaction reporting system and cash distributions paid to unit holders during these periods. IGC Units commenced public trading on February 19, 1987.

	Cash Distributions		Price Range of IGC Units
	Total (in thousands)	Per Unit	High	Low
1999 Quarter:
Fourth	$ -	$ -	$8	$7 1/8
Third	-	-	5 3/4	5
Second	-	-	5 15/16	4 7/8
First	-	-	6 1/8	5 3/8

1998 Quarter:
Fourth	$ -	$ -	$4 5/8	$ 11/16
Third	-	-	5	4
Second	209	0.02	5 1/8	4
First	-	-	5 1/2	4 1/16

On October 5, 1998, in conjunction with the Distribution of assets, the Company issued ACPT shares to its unit holders. On that date, each unit holder received one share of ACPT for every two units of IGC owned.

At close of business on March 21, 2000, there were 107 unit holders of record. As of March 24, 2000, the closing price reported by the American Stock Exchange was $6.50 per unit.

IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC unit holders. During the years ended December 31, 1999 and 1998, IGC had taxable (loss) of $(1,695) and $(5,736) respectively, or $(.82) and $(2.79) respectively, per unit.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth combined financial and operating data for IGC. The following selected statement of income and balance sheet data have been extracted from the audited financial statements of IGC for each of the years in the five-year period ended December 31, 1999 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations.") This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related footnotes.

SELECTED FINANCIAL AND OPERATING DATA
	Years Ended December 31,
	1999	1998	1997	1996		1995
	(In thousands, except per unit amounts)
Income Statement Data

Revenues
Land sales (a)	$ 1,132	$ 13,446	$ 13,357	$ 14,717		$ 14,824
Home sales	9,864	7,379	7,805	9,715		10,826
Equity in earnings-gaming properties	-	549	-	4		(78)
Equity in earnings-partnerships
and development fees	188	1,149	1,494	16,530		2,647
Rental/Investment property revenues	-	6,693	8,737	7,577		4,642
Management and other fees	63	2,518	3,775	4,816		3,894
Interest and other income	1,142	1,214	1,044	1,015		945
Total Revenue (b)	$ 12,389	$ 32,948	$ 36,212	$ 54,374		$ 37,700

Wetlands/Lead-based paint litigation exp.	934	26	1,772	973		4,107
Cost of Land Sales	1,177	8,189	8,881	10,610		7,611
Cost of Home Sales	8,980	6,696	7,486	9,347		9,829
General and Administrative	2,768	5,127	7,034	7,338		7,773
Other expenses	3,073	11,652	14,018	12,627		9,895
Income taxes	-	740	606	3,634		1,452
Net (loss) income	(4,543)	518	(3,585)	9,845	(1)	(2,967)
Basic net (loss) income per unit	(2.21)	0.25	(1.74)	4.80	(1)	(1.45)
Cash distributions per unit	-	0.10	-	0.55		-

(a) Includes sales to affiliates	-	1,179	3,367	9,086		3,233
(b) Revenue declined as a result of distribution of assets to ACPT in October 1998
(1)	Includes a $932,000 or $.45 per unit reduction for the extraordinary item-early extinguishment of debt.

SELECTED FINANCIAL AND OPERATING DATA
	As of December 31,
	1999	1998	1997	1996	1995
	(In thousands)
Balance Sheet Data

Assets related to community development	$ 21,076	$ 23,669	$ 82,509	$ 83,085	$ 79,558
Assets related to rental/investment properties	-	46	47,291	52,698	36,722
Assets related to home building	4,545	2,719	2,573	2,491	3,819
Total	25,621	40,264	145,038	148,568	132,093

Debt related to community development
Recourse	1,928	2,633	35,176	34,077	45,841
Non-recourse	-	-	2,295	2,153	2,034
Debt related to rental/investment properties
Recourse	-	-	969	1,139	1,322
Non-recourse	-	-	39,101	39,508	22,650
Debt related to home building
Recourse	726	740	159	502	981
Total	2,654	12,873	101,750	101,974	94,184

Partner's Capital	21,991	27,391	43,288	46,594	37,909

	As of December 31,
	1999	1998	1997	1996	1995
Operating Data

Community Development
Residential lots sold	43	417	250	523	134
Residential lots used by Company's home building
operations	-	-	5	27	25
Residential lots used in joint venture operations	-	102	21	-	-
Residential lots transferred to Company's rental
property operations	-	-	-	-	54
Commercial and business park acres sold	-	39	17	5	20
Undeveloped acres sold	-	-	381	-	2

Home building, all locations
Contracts for sale, net of cancellations	76	46	73	67	133
Number of homes sold	82	67	112	156	190
Backlog at end of period	76	92	58	68	92

Rental apartment units managed at end of period	-	-	8,139	8,139	8,085
Units under construction	-	-	-	-	54

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed and statements made within this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

Effective October 5, 1998, the Company distributed the majority of its real estate development business to ACPT. As a result, the Company's historical results of operations for 1999 are not comparable with the results of operations for 1998 and 1997. Accordingly, the unaudited pro forma results for 1998 and 1997 have also been presented as if the Distribution had been completed on January 1, 1997. This information is provided for purposes of completing the Management's Discussion and Analysis and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part II, Item 8 which show the historical operations of the Company.
INTERSTATE GENERAL COMPANY L.P. PRO FORMA CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per Unit amounts)

	Years Ended December 31,
	1999	1998	1997
	(Historic)
Revenues
Community development-land sales	$ 1,132	$ 492	$ 297
Homebuilding-home sales	9,864	7,379	7,805
Equity in earnings from partnerships and developer fees	188	146	146
Equity in earnings from gaming properties	-	549	-
Interest and other income	1,205	1,388	817
Total revenues	12,389	9,954	9,065

Expenses
Cost of land sales	1,177	810	645
Cost of home sales	8,980	6,695	7,465
Selling and marketing	1,354	1,233	1,105
General and administrative	2,768	839	427
Interest expense	402	252	59
Depreciation and amortization	137	99	278
Wetlands/lead-based paint litigation expense	934	26	1,772
Write-off of deferred project costs	1,180	1,191	-
Write-off of goodwill	-	-	1,843
Total expenses	16,932	11,145	13,592
	Years Ended December 31,
	1999	1998	1997
	(Historic)

Loss before provision for income taxes	(4,543)	(1,191)	(4,527)
Provision for income taxes	-	158	136
Loss before minority interest	(4,543)	(1,349)	(4,663)
Minority interest	-	44	-

Net loss	$ (4,543)	$ (1,305)	$ (4,663)

Historic for the year ended December 31, 1999 versus Pro forma 1998

Community Development Operations

Community development land sales revenue increased 130% to $1,132,000 during the twelve months ended December 31, 1999, compared to sales of $492,000 during the twelve months ended December 31, 1998. Single-family lot sales totaled 24 in 1999 compared to 4 in 1998. The gross profit margin on sales of these lots was 26%. Nineteen town home lots were sold in 1999 compared to 11 during 1998. The increased sales were the result of several contracts the Company entered into with homebuilders in order to expedite development. Eleven of these sales occurred in the Westbury project and the remainder in Prince William County, Virginia. The town home lot sales had negative margins for 1999, primarily due to a lack of volume and the carrying costs associated with the extended period these lots remained in inventory. The carrying value of the remaining Westbury town home lots was written down to reflect current market value. At December 31, 1999, 19 town home lots remain in the Westbury project. They are under contract to be sold during 2000.

Home Building Operations

Revenues from home sales increased 34% to $9,864,000 during the twelve months ended December 31, 1999 compared to $7,379,000 during the twelve months ended December 31, 1998. The 1999 revenues were a result of increased home sales. In 1999 the Company sold 82 scatter-site homes as compared to 1998 scatter-site sales of 67. There was a slight 1% decrease in construction gross profit margin for 1999.

Equity in Earnings from Partnerships and Developer Fees

Equity in earnings increased $42,000 to $188,000 during the twelve months ended December 31, 1999, compared to $146,000 during 1998. This increase was primarily due to an increase in occupancy at one of the investment properties, from 83% in 1998 to 92% in 1999.

Interest Expense

Interest expense increased $150,000 to $402,000 during 1999, compared to $252,000 in 1998. The increase is a result of continued borrowings as well as higher interest rates.

General and Administrative Expense

General and administrative expenses increased 230% to $2,768,000 during the twelve months ended December 31, 1999, compared to $839,000 during the same period of 1998. This increase is a result of multiple factors. As part of the restructuring with ACPT, most of the Company's internal support personnel transferred to ACPT. As a result, significant outsourcing costs were incurred while a new management team was assembled. In addition, accounting and consulting costs were higher than normal due to issues relating to the restructuring. Included in the increase is approximately $285,000 of additional expense associated with stock appreciation rights (see Option, Appreciation Right and Warrants discussion beginning on page 46) held by various members of management brought on by a 40% increase in IGC's unit price and the issuance of 100,000 units in connection with the Employee's Unit Incentive Plan. In addition, American Family Homes accounted for $340,000 of the increase due to reorganizing and the hiring of a new president.

Provision for Wetlands and Lead Based Paint Litigation Expense

Expenses related to the environmental legal proceedings increased to $934,000 in 1999 from $26,000 in 1998. The Company revised its reserve to $1,400,000 during 1999, which reflects the fines associated with the wetland's litigation settlement. The company has accrued $125,000 in legal fees to resolve the lead based paint litigation. In 1999 the company incurred $295,000 of legal fees associated with lead-based paint matters.

Write-off of Deferred Project Cost

In 1999, management wrote off $1,180,000 of deferred project costs related to various waste technology projects. In determining the amount of the reserve, management elected to write off projects where it believes there is a less than 50% probability of obtaining a waste disposal contract. In 1998, management wrote off $1,191,000 of deferred project costs related to the waste technology project in Bridgeport, Connecticut.

Pro forma for the year December 31, 1998 versus 1997

Community Development Operations

Community development land sales revenue increased 66% to $492,000 during the pro forma twelve months ended December 31, 1998, compared to sales of $297,000 during the pro forma twelve months ended December 31, 1997. The 1998 pro forma period reflects sales of approximately 15 single family home lots as well as a commercial site with a sales price of approximately $90,000, while the 1997 pro forma period reflects sales of approximately 22 town home lots. The Company had negative margins on land sales primarily due to a lack of volume on land sales not covering related period costs being included in cost of sales.

Home Building Operations

Revenues from home sales decreased 6% to $7,379,000 for the pro forma twelve-month period ending December 31, 1998, compared to $7,805,000 during the pro forma twelve-month period ending December 31, 1997. The 1997 revenues were a result of 69 scatter-site sales, as well as five tract sales, while 1998 revenues were a result of only 67 scatter-site sales. Although revenues from homes sales decreased, the gross profit margin increased to 9% in 1998 due to increases in sales prices, compared to 4% for the same period of 1997.

Equity in Earnings from Gaming Properties

Equity in earnings from gaming properties increased from $0 during the pro forma twelve-month period ended December 31, 1997 to $549,000 for the same pro forma period for 1998. The increase is a one-time recognition of equity in gaming properties as a result of recovering negative basis.

Interest and Other Income

Interest and other income increased 70% to $1,388,000 for the pro forma twelve-month period ending December 31, 1998 compared to $817,000 for the pro forma twelve months period ending December 31, 1997. The increase is primarily due to gain on sale of equity securities.

General and Administrative Expenses

General and administrative expenses increased 97% from $427,000 during the pro forma twelve months ending December 31, 1997 to $839,000 during the same pro forma period for 1998. This increase is a result of additional salaries and office expenses incurred upon opening new corporate headquarters in Chantilly, Virginia.

Interest Expense

Interest expense increased 327% to $252,000 in the pro forma twelve months ending December 31, 1998, compared to $59,000 for the same pro forma period in 1997. The increase is primarily due to an increase in the pro forma debt outstanding during 1998.

Provision for Wetlands Litigation Expense

Expenses related to the wetlands litigation as discussed in Item 3, decreased to $26,000 in 1998 from $1,772,000 in 1997. The Company established a reserve of $1,500,000 in 1997 to cover additional costs in the event of a retrial.

Write-off of Deferred Project Cost

In 1998, management wrote off $1,191,000 of deferred project costs related to the waste technology project in Bridgeport, Connecticut. The construction of the project became economically unfeasible due to the decision of municipalities surrounding Bridgeport to have waste materials disposed of through landfill operations.

Write-off of Goodwill

In conjunction with the Company's reorganization plan, management wrote off $1,843,000 of goodwill in 1997 related to the purchase of AFH. There was no similar transaction in 1998.

Liquidity and Capital Resources

Cash and Cash equivalents were $367,000 and $33,000 respectively at December 31, 1999 and December 31, 1998.

IGC historically has met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital as well as working capital loans from affiliates. As a result of the distribution and the development status of the land assets that the company retained, IGC expects to meet its liquidity requirements principally from land sales as well as bank and related party financing as discussed below.

The Company's principal demands for liquidity are expected to be ongoing debt service for existing loans, land development costs, payables and normal operating costs, the remission of the fine related to the wetland's settlement, the funding of the remediation work required under that settlement, continued funding of development costs for IWT and CWT, and operating cash requirements of AFH.

Management believes the Company's real estate assets have substantial value and that their development can be financed by conventional project financing. In July 1999, the Company closed a $10,840,000 loan with Mercantile Mortgage Corporation for the development and construction of the Brandywine project. The components of the loan are a $4,490,000 infrastructure loan, a $2,900,000 revolving line of credit for the development and construction of single family homes, as well as a $3,000,000 revolving line of credit for the development and construction of town homes. At closing, the Company received $1,000,000 to reimburse pre-development and engineering costs.

In July 1999, the Company signed a Lot Purchase Agreement with Ryan Homes for the sale of 54 lots in the Prince William County, Virginia development of Montclair. In November 1999, the Company closed an $800,000 loan with Chevy Chase Bank to finance the development of the Montclair lots.

IGC intends to continue to refinance loans as they become due in the normal course of business in 2000. These total approximately $2 million, exclusive of an operating line of credit that matures in August 2000 that AFH utilizes to fund home construction. There is no guarantee such financing will be available.

IGC holds a note for $8.154 million from an affiliate of ACPT as part of the ACPT distribution. IBC, IGC's General Partner, has signed a working capital support agreement with IGC that is secured by this note receivable. As of December 31, 1999 IBC had advanced $3,026,000 to IGC. This support agreement, along with the prospective land sales of properties released from the wetland's litigation, will provide the necessary funds to meet capital and other obligations. In addition, the Company is moving forward aggressively to sell or lease all of its property.

It is not likely that the Company will generate in the near term sufficient revenues from operations to cover its general and administrative expenses, a substantial portion of which are attributable to the operations of IWT/CWT. The proposed waste disposal plant operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the procurement process. Although management believes IWT/CWT will be successful, it cannot predict when IWT/CWT will eventually generate positive cash flow.

AFH historically has had cash needs in excess of those generated through operations and has substantial vendor payables. Management is currently concentrating its efforts to increase sales and effect closings. This effort has been substantially enhanced by the acquisition of a computerized sales and construction management system. Installation of the system was completed at the end of 1999.

The penalties relating to the wetland's settlement (see wetland litigation, page 7) total $1,400,000. The preliminary estimate is that the cost of remediation will be $1.6 million. An integral component of the wetland's settlement is that it removed all development, sale and financing restrictions on 82 acres of improved commercial land in Town Center South, the heart of St. Charles. Following the settlement, IGC closed a $4.4 million line of credit with Collateral Mortgage, Ltd. Under the loan agreement, $1.4 million is reserved to fund the penalties due under the wetland's settlement; $500,000 of the line will be used as a revolving source of financing to fund remediation costs.

IGC's liability to pay income taxes on liabilities incurred prior to the distribution to ACPT was assumed by ACPT. IGC recorded a provision for income taxes through the distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes.

Debt Summary

As of December 31, 1999, assets with a book value of $12,584,000 were encumbered by $4,901,000 of recourse debt. The significant terms of IGC's recourse debt financing is shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	12/31/99

Town home Development Line	(a)	$ 460	P+1.5%	12/29/00	$ 107
Development Loan	(a)	1,300	P+1.5%	3/21/00	443
Operating Line of Credit	(b)	1,000	P+.5%	4/24/00	1,000
Land Note	(c)	850	9.25%	4/1/00	152
Land Note	(d)	732	10.00%	10/28/01	732
Operating Line of Credit	(e)	4,400	P+1%	12/23/02	1,000
Land Development Loan	(f)	800	P+1%	10/01/01	308
Development Loan	(g)	800	P+1.5%	12/29/00	185
Other miscellaneous		2,921	Various	Various	975
		$13,263			$4,902
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(b)	Loan is for operating use.

(c)	The note requires monthly interest payments. Principal payments are made by partial lot releases in the amount of $38,650 per lot.

(d)	The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot.

(e)	The loan provides an operating line of credit. Of the total loan, $1.4 million is reserved for fines related to the wetlands settlement and $400,000 is reserved for interest payments on the line.

(f)	The note requires quarterly interest payments of $71,200. Principal curtailments are made from sales of individual lots in the amount of $17,800 per lot.

(g)	The note requires monthly interest payments.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project of which $1,915,123 was outstanding at December 31, 1999. Assets with a book value of $9,409,348 collateralize this debt. The Brandywine project is being developed in a partnership, the results which are included using the equity method of accounting. Accordingly, the debt is not included in these statements.

Year 2000 Compliance Follow-up

As of March 21, 2000, IGC has not experienced any material problems relating to the year 2000 (Y2K) issues nor did the preparation for Y2K have a significant impact on IGC's results of operations for the year ended December 31, 1999.

During 1999, the management of IGC evaluated its various Y2K failure scenarios for those systems used both internally and externally that may have been affected. The results of these assessments provided IGC with an acceptable level of assurance.

IGC has not incurred significant costs to achieve Y2K compliance, nor did it incur significant costs in upgrading its current applications and hardware. In addition, there have been no noticeable trends or events that have affected the company's operations. Although IGC's management believes that there are no remaining contingencies, there can be no assurance until significant time has passed.

ITEM 7a.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relating to its operations result primarily from changes in the prime interest rate. It is management's goal to minimize the impact of variable rate debt by pursuing equity and long-term fixed rate financings and refinancings of current fixed rate debt at lower rates when favorable market conditions exist. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates including obligations, principal repayments, related weighted average interest rates by expected maturity dates, and fair values. The Company has no derivative financial instruments.
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate (In Thousands)

	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value December 31, 1999

Long-term debt, including current portions:
Fixed rate debt - principal	$ 178	$ 754	$ 7	$ -	$ -	$ -	$ 940	$ 1,408
Fixed rate debt - interest	82	64	369	-	-	-	515
Average interest rate	9.41%	10.01%	10.34%	0.00%	0.00%	0.00%	9.92%	9.92%

Variable rate debt - principal	$ 2,939	$ 23	$ 1,000	$ -	$ -	$ 3,026	$ 6,988	$ 4,914
Variable rate debt - interest	256	97	95	-	-	-	448
Average interest rate	9.69%	9.50%	9.50%	0.00%	0.00%	0.00%	9.56%	9.56%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Partners of

Interstate General Company L.P.:

We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of (loss) income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included on pages 53 through 56 of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
ARTHUR ANDERSEN LLP

Vienna, Virginia

March 24, 2000

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF (LOSS) INCOME (In thousands, except per unit amounts)
	YEARS ENDED DECEMBER 31,
	1999	1998	1997
Revenues
Community development-land sales
Non-affiliates	$1,132	$ 12,267	$ 9,990
Affiliates	-	1,179	3,367
Homebuilding-home sales	9,864	7,379	7,805
Rental/Investment property revenues	-	6,693	8,737
Equity in earnings from partnerships and developer fees	188	1,149	1,494
Equity in earnings from gaming properties	-	549	-
Management and other fees, substantially all from related entities	63	2,518	3,775
Interest and other income	1,142	1,214	1,044
Total revenues	$12,389	$ 32,948	$ 36,212

Expenses
Cost of land sales	$1,177	$ 8,189	$ 8,881
Cost of home sales	8,980	6,696	7,486
Selling and marketing	1,354	1,287	1,232
General and administrative	2,768	5,127	7,034
Interest expense	402	2,630	3,609
Rental properties operating expense	-	2,748	3,597
Depreciation and amortization	137	1,519	2,128
Wetlands/lead-based paint litigation expense	934	26	1,772
Write-off of deferred project costs	1,180	1,191	6
Write-off of goodwill	-	-	1,843
Spin-off costs	-	1,831	1,164
Total expenses	$16,932	$ 31,244	$ 38,752

(Loss) income before provision for income taxes	(4,543)	1,704	(2,540)
Provision for income taxes	-	740	606

(Loss) income before minority interest	(4,543)	964	(3,146)
Minority interest	-	(446)	(439)

Net (Loss) Income	$ (4,543)	$ 518	$ (3,585)

The accompanying notes are an integral part of these consolidated statements.

	YEARS ENDED DECEMBER 31,
	1999	1998	1997

Basic and Fully Diluted Net (Loss) Income per unit	$ (2.21)	$ 0.25	$ (1.74)

Net (Loss) Income
General Partners	$ (45)	$ 5	$ (36)
Limited Partners	(4,498)	513	(3,549)
	$ (4,543)	$ 518	$ (3,585)

Weighted Average Units Outstanding	2,055	2,044	2,058

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	DECEMBER 31,
	1999	1998
Cash and Cash Equivalents
Unrestricted	$ 367	$ 33
Restricted	136	125
	503	158

Assets Related to Community Development
Land and development costs
St. Charles, Maryland	5,700	6,387
Other United States locations	15,352	16,573
Notes receivable on lot sales and other	24	709
	21,076	23,669

Assets Related to Homebuilding
Homebuilding construction and land	4,404	2,597
Receivables and other	141	122
	4,545	2,719
Receivables and Other Assets
Receivables	10,501	9,639
Deferred costs regarding waste technology and other projects,
receivables and other assets	4,318	3,470
Property, plant and equipment, less accumulated depreciation of
$764 and $717 as of December 31, 1999 and 1998, respectively	320	609
	15,139	13,718
Total Assets	$ 41,263	$ 40,264

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	DECEMBER 31,
	1999	1998
Liabilities Related to Community Development
Recourse debt	$ 1,928	$ 2,633
Accounts payable, accrued liabilities and deferred income	259	386
	2,187	3,019
Liabilities Related to Homebuilding
Recourse debt	726	740
Accounts payable and accrued liabilities	4,901	2,709
	5,627	3,449
Other Liabilities
Accounts payable and accrued liabilities	3,997	2,958
Loan payable-IBC	3,026	537
Notes payable and capital leases	2,248	722
Accrued income tax liability-current	2,187	2,188
	11,458	6,405

Total Liabilities	$ 19,272	$ 12,873

Partners' Capital
General partners' capital	4,113	4,166
Limited partners' capital; 2,055
Units issued and outstanding as of both December 31, 1999
and December 31, 1998	17,878	23,225
Total partners' capital	21,991	27,391

Total Liabilities and Partners' Capital	$ 41,263	$ 40,264

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (In thousands)
	General Partners' Capital	Limited Partners' Capital	Total
BALANCE, December 31, 1996	$ 4,378	$ 42,216	$ 46,594
Net loss	(36)	(3,549)	(3,585)
Issuance of warrants	3	276	279

BALANCE, December 31, 1997	$ 4,345	$ 38,943	$ 43,288
Net income	5	513	518
Cash distributions	(22)	(207)	(229)
Issuance of warrants	3	265	268
Distribution of ACPT shares to unitholders	(165)	(16,289)	(16,454)

BALANCE, December 31, 1998	$ 4,166	$ 23,225	$ 27,391
Net loss	(45)	(4,498)	(4,543)
Distributions to unitholders	-	(25)	(25)
Distribution of St. Charles land	(8)	(824)	(832)

BALANCE, December 31, 1999	$ 4,113	$ 17,878	$ 21,991

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	1999	1998	1997
Cash Flows from Operating Activities
Net (loss) income	$ (4,543)	$ 518	$ (3,585)
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	137	1,519	2,128
Benefit for deferred income taxes	-	294	(847)
Equity in earnings from gaming properties	-	(549)	-
Equity in earnings from unconsolidated partnerships and
developer fees	(188)	(788)	(1,402)
Distributions from unconsolidated partnerships		1,912	5,155
Cost of sales-community development and home building	10,157	14,885	16,367
Home building construction expenditures	(10,787)	(7,379)	(7,384)
Equity in loss from home building joint venture	-	(385)	(92)
Write-off of deferred project costs	1,180	1,191	6
Write-off of goodwill	-	-	1,843
Collection (payment) of fines	-	3,212	(3,212)
Changes in other accounts receivable, and accounts payable	3,782	2,549	739
Net cash (used in) provided by operating activities	(262)	16,979	9,716

Cash Flows from Investing Activities
Investment in land improvements for future sales	(1,460)	(12,197)	(7,644)
Reimbursement of advances to development joint venture	1,360	-	-
Change in assets related to unconsolidated rental property
partnerships	188	157	(687)
Change in restricted cash	(11)	(2,083)	480
Additions to operating properties, net	-	(780)	(308)
Additions to deferred costs for waste technology	(2,028)	(1,638)	(536)
Changes in other assets	(725)	1,308	(1,321)
Contributions to home building joint venture	-	-	(224)
Net cash used in investing activities	$ (2,676)	$ (15,233)	$ (10,240)

The accompanying notes are an integral part of these consolidated statements.

	YEARS ENDED DECEMBER 31,
	1999	1998	1997

Cash Flows from Financing Activities
Cash proceeds from debt financing	4,431	13,878	21,206
Loans from IBC	2,489	537	-
Payment of debt	(3,623)	(15,340)	(20,900)
Distributions to Unitholders	(25)	(229)	-
Issuance of warrants	-	268	279
Purchase of minority interest in subsidiary	-	(3,100)	-
Net cash provided by (used in) financing activities	$ 3,272	$ (3,986)	$ 585

Net Increase (Decrease) in Cash and Cash Equivalents	334	(2,240)	61
Cash and Cash Equivalents, Beginning of Year	33	2,273	2,212
Cash and Cash Equivalents, End of Year	$ 367	$ 33	$ 2,273

Supplemental Disclosures:
Interest paid	400	292	5,878
Income taxes paid	-	-	3,828
Assets transferred to ACPT (a)	832	16,454	-

(a) See footnote 2

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1999 AND 1998
(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Chantilly, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PSE"). During 1998, the Company's management and the Board of Directors of the Company's Managing General Partner restructured IGC and transferred the primary real estate operations to American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

IGC owns the following assets: Towne Center land in St. Charles, Maryland, which had been the subject of wetlands litigation; certain single-family home lots in the Dorchester neighborhood, also in St. Charles, Maryland; certain land in Pomfret, Maryland, St. Mary's County, Maryland, and Prince William County, Virginia; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; 100% of the membership interest in American Family Homes, LLC ("AFH"); a note in the amount of $8.154 million payable by a subsidiary of ACPT; as well as fractional partnership interests in Chastleton Apartment Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership. To avoid termination of the partnerships for tax purposes, 60% of the general partner interest in the latter four partnerships was not transferred from IGC to ACPT with the other assets in 1998. These interests were subsequently transferred in February 2000.

All of the outstanding stock of Interstate Waste Technologies ("IWT") and Caribe Waste Technologies ("CWT") (excluding shares issued as incentive compensation for employees) are held in a trust (the "CWT Trust") for the benefit of IGC Unit holders.

Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Interstate General Company L.P. and its majority owned partnerships and subsidiaries, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "IGC". As of December 31, 1999, the consolidated group includes Interstate General Company L.P., St. Charles Associates Limited Partnership, American Family Homes, LLC, St. Charles Operating Company LLC, Interstate Waste Technologies, Inc., Caribe Waste Technologies, Inc., Pomfret LLC, and various inactive entities. The Company's investments in its non-majority owned partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support.

The accompanying consolidated financial statements reflect the consolidated operations of IGC. No adjustments have been made to these statements to remove, for periods prior to the distribution, any of the activities transferred to ACPT.

Sales and Profit Recognition and Cost Capitalization

Sales revenues and profits from community development and home building activities are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and IGC has no significant continuing involvement.

The costs of acquiring and developing land and home building construction are allocated to these assets and charged to cost of sales as the related inventories are sold. IGC's interest costs related to home building and land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land, finished building lots and home building construction during the development and construction period is capitalized. Remaining interest costs are expensed. IGC carries land, development and home building costs at the lower of cost or net realizable value.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of advertising costs, which include costs of printed materials, signs, displays, general marketing costs and costs associated with model homes. Advertising costs are expensed as incurred except for capitalized model home costs that are depreciated over their estimated useful lives.

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

Income Taxes

IGC is not subject to U.S. taxes as a partnership. These financial statements do not contain any provision for Federal or state income taxes. All Federal and state income tax liability and/or tax benefits are passed through to the individual partners in accordance with the Internal Revenue Code.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" during 1996. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and therefore the adoption of this statement did not have any effect on the financial results of the Company (see Note 8).

Compensation expense related to Unit options issued to directors and employees is recognized at the time the options are granted in an amount equal to the excess of the currently calculated trading value of the Units over the option exercise price. Compensation expense related to Unit Appreciation Rights is recognized quarterly on a cumulative basis since the issuance of the Rights is based on changes in unit prices compared to the "strike" price of the Rights.

Earnings Per Unit

In the fourth quarter of 1997, IGC adopted SFAS No. 128, "Earnings per Share." This statement requires the computation and reporting of both "basic" and "diluted" earnings per unit.

"Basic earnings per unit" is computed as net income multiplied by the limited partner ownership interest, 99%, divided by the weighted average units outstanding.

The following table provides a reconciliation between weighted average units outstanding-basic and weighted average units outstanding-diluted.
	Year Ended December 31,
	1999	1998	1997
Weighted average units outstanding-basic	2,055	2,044	2,058
Effect of dilutive equivalent units	N/A	1	N/A

Weighted average units outstanding-diluted	2,055	2,045	2,058

The effect of dilutive equivalent units was not applicable in 1999 or 1997 because the Company recorded a net loss for that year. Potentially dilutive options and warrants are described in Note 7.

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

(2)	TRANSFER OF ASSETS TO ACPT

As part of the distribution to ACPT that occurred in October 1998, IGC had a contingent obligation to transfer four of its partnership interests and fourteen acres of land in St. Charles, Maryland. The distribution requirement for the land was completed in December 1999, and the four partnership interests were subsequently transferred in February 2000.

(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships that the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	AS OF DECEMBER 31,
	1999	1998

Total assets	$ 33,181	$ 33,695
Total non-recourse debt	42,117	42,373
Total other liabilities	18,487	17,423
Total equity	(27,423)	(26,101)
Company's investment	(834)	(874)

SUMMARY OF OPERATIONS:	FOR THE YEAR ENDED
	1999	1998

Total revenue	$ 8,434	$ 30,246
Net loss	(859)	(1,494)
Company's recognition of equity in earnings and developer fees	188	560

SUMMARY OF OPERATING CASH FLOWS:	FOR THE YEAR ENDED
	1999	1998

Cash flows from operating activities	$ 1,935	$ 3,615
Company's share of cash flows from operating activities	-	309
Operating cash distributions	463	5,854
Company's share of operating cash distributions	130	1,911

Prior to the distribution of ACPT, the company had interests in 19 partnerships owning 4,563 rental units in 22 apartment complexes. At December 31, 1999, IGC had fractional interests in 6 partnerships owning 1,000 rental units in 6 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

The properties that the Company held interests in at December 31, 1999, Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Terrace Associates Limited Partnership and Wakefield Third Age Associates Limited Partnership, were placed in service prior to 1995. As part of the prior reorganization, the Company transferred its interest in all of the partnerships except Chastleton Apartments Associates and Coachman's Limited Partnership to ACPT during the first quarter of 2000.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC at December 31, 1999 and 1998 (in thousands):

			As of December 31,
	Maturity Dates From/To	Interest Rates* From/To	1999	1998

Related to community development:
Recourse debt	03/21/01/ 10/19/02	P+1%/ 10.0%	$ 1,928	$ 2,633

Related to homebuilding projects:
Recourse debt	Demand/ 08/03/00	P+1%/ P+1.5%	726	740

General:
Recourse debt	04/24/00/ 12/23/02	P+1%/ 10.99%	2,248	722
Related Entity (1)	Demand	P+1%	3,026	537
Total debt			$ 7,928	$ 4,632

*P = Prime lending interest rate, (8.5% at 12/31/99)
(1)=IBC note payable, see Management's Discussion and Analysis

As of December 31, 1999, the $1,928,000 of recourse debt related to community development assets is collateralized by $4,360,421 of community development assets.

The home building debt is secured by substantially all the home building assets.

The Company is not subject to any material covenants requiring disclosure under these loan agreements.

The company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At December 31, 1999, $1,915,123 is outstanding relating to this debt. The amount outstanding represents the first draw toward the development of this project. Assets with a book value of $9,409,348 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements.

The stated maturities (assuming no accelerations) of the Company's indebtedness at December 31, 1999 are as follows (in thousands):

2000	$2,810
2001	753
2002	1,339
2003	-
2004	-
Thereafter	3,026
$7,928

The interest costs incurred during 1999, 1998, and 1997 were accounted for as follows (in thousands):

	1999	1998	1997
Expensed	$402	$2,804	$3,685
Capitalized	148	25	2,931
	$550	$2,829	$6,616

(5)	COMMITMENTS AND CONTINGENT LIABILITIES

Wetlands Litigation

The Company is pleased to announce that the entire wetlands litigation was settled successfully as of November 22, 1999.

On February 29, 1996, IGC, its affiliate SCA, and James J. Wilson, IGC's chairman and CEO, were convicted on four felony counts of violations of Section 404 of the U.S. Clean Water Act ("CWA") relating to discharge without a permit of fill material into wetlands within the U.S. Army Corps of Engineers' regulatory jurisdiction. The nine civil violations of the CWA filed by the U.S. Attorney were dismissed without prejudice. The Company was fined $3,000,000, placed on probation for five years and ordered to implement a wetlands restoration and mitigation plan proposed by the government. Mr. Wilson was fined $1,000,000 and sentenced to 21 months imprisonment and one year of supervised release. Appeals were filed and Mr. Wilson's sentence was stayed pending appeal by the Court of Appeals. On December 23, 1997, the United States Court of Appeals for the Fourth Circuit reversed the lower court's decision and remanded the matter back to the lower court for retrial.

On August 26, 1999, IGC agreed to plead guilty to a single violation of the CWA. The violation involves the placing of fill in 1990 by a contractor for IGC while constructing a road through Dorchester Neighborhood in St. Charles, Maryland. IGC agreed to pay a fine of $1 million and to transfer two acres of land in Town Center South to a land conservation or similar organization. IGC and its affiliate, St. Charles Associates Limited Partnership (SCA), also agreed to enter into a consent decree whereby a civil complaint by the government against them for alleged violations of the CWA would be dismissed. Under the consent decree, IGC and SCA agreed to pay a civil penalty of $400,000 ($40,000 of which is to be placed in escrow to pay the cost of remediation in Dorchester Neighborhood) and complete within 24 months a remediation plan covering certain land in Town Center South and in another location at St. Charles. IGC and SCA also entered into a compliance agreement with the U.S. Environmental Protection Agency resolving all debarment matters arising out of the alleged CWA violations. As part of the settlement, all criminal charges against James J. Wilson, IGC's chairman and CEO, were dismissed. The plea agreement and consent decree was approved by the court on November 22, 1999.

Management believes the cost of the disposition of the wetlands litigation, as discussed above, will not exceed the $1.4 million currently reserved by IGC. The disposition of the wetlands litigation has freed up approximately 82 acres of commercial land in St. Charles for development or sale.

Sewer and Water Litigation

The sewer and water litigation entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720, Circuit Court of Charles County, Maryland was filed in June 1989 and is continuing. The complaint originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues that are presently being contested between the County, IGC and SCA are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water fees that they have paid in the past. The Circuit Court ruled that the County's 1996 study did not comply with the applicable restrictions and that SCA and IGC are entitled to an injunction against future excessive sewer and water fees. The Court further ruled, however, that SCA and IGC must pursue claims for excess sewer and water fees paid in the past in Maryland's Tax Court.

The Court's rulings were appealed to Maryland's Court of Special Appeals, which affirmed for the most part, but modified in part, the Circuit Court's rulings. Specifically as regards IGC, it held that IGC's claims for refunds of excessive fees paid before June 1992 are barred by "accord and satisfaction". Both parties are seeking further review in Maryland's Court of Appeals.

School Impact Fee Litigation

SCA and IGC also have commenced actions in Maryland Tax Court, which is a state administrative agency, to recover excessive school impact fees that have been paid in the past. These cases are entitled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., Case Nos. 961 (filed March 1994), 1038 (files October 1994), and 99-MI-0083 (filed February 6, 1998). In those cases SCA and IGC are seeking both repayment of past excessive school impact fees paid to the County and a ruling as to the nature of their rights to credits against school impact fees for school sites they have donated to the County. On December 15, 1998, the Maryland Court of Special Appeals ruled that SCA's and IGC's refund claims accruing before February 1993 had not been filed on a timely basis. No further appellate review of this decision is contemplated. IGC and SCA intend to continue to pursue their remaining refund claims.

Lead-Based Paint Litigation

On February 9, 1999, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates ("Chastleton Associates") (a housing partnership in which IGC is the general partner), and Capitol Park Apartments Associates (the owner of an apartment complex managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were in violation of the Residential Lead-Based Paint Hazard Reduction Act of 1992 (the "Act"). These allegations were based on a finding by the Department of Housing and Urban Development ("HUD") that the owners and/or management had failed to make required disclosures regarding lead-based paint at Chastleton and Capitol Park. The Act authorizes HUD to assess administrative penalties for such failures. The letter threatened penalties against the Company of $1,511,943. On June 9, 1999, HUD issued an administrative complaint seeking penalties. On September 9, 1999, HUD amended the complaint to include ARMC and IGC and sought $6.7 million in penalties from the group of defendants. HUD conditionally reduced the amount of the proposed penalty to $619,100 in its penalty brief dated November 24, 1999. Trial before an administrative law judge occurred on December 8-9, 1999 and post-hearing briefs were submitted on February 1, 2000. In HUD's post-hearing they indicated that $619,000 is not necessarily the maximum penalty recoverable. Subsequent requests have been made for further briefing. Accordingly, a ruling is not expected for at least another 60 to 90 days. Management believes they have submitted sufficient evidence in their favor; however, no determination can be made at this time as to the ruling or any imposed penalties. Since the effect, if any, on the financial statements cannot be determined at this time, no adjustments have been made in the accompanying financial statements regarding this matter.

The original Department notification was addressed to ARMC, the current managing agent, however, most of the alleged violations occurred during IGC's previous tenure as management agent. IGC has agreed to indemnify ACPT against any potential penalties that might be assessed against ARMC.

In addition, on July 15, 1999, HUD and the Department of Justice filed suit in the U.S. District Court for the District of Columbia seeking declaratory and injunctive relief based upon the alleged violations. The action does not seek monetary damages but does seek remediation. Both parties to the litigation have filed motions for summary judgment; however, the U.S. District Court has not yet acted on the motions. Chastleton Associates has decided to undertake some remediation of the property regardless of the outcome of this litigation.

Other

Prior to the Restructuring, the Company was named as a borrower together with ACPT on a loan agreement with Banc One Capital Partners IV, LTD ("Banc One"). Subsequent to the Restructuring, the Banc One loan was distributed to American Land Development U.S., Inc. ("American Land"), a subsidiary of ACPT, who replaced ACPT as a borrower at that time. Although IGC does not have the primary responsibility to make loan payments and the collateral for the loan consists solely of land held by American Land, IGC was not released as a borrower on the loan. ACPT has indemnified IGC against any losses related to a default on this loan. The outstanding loan balance at December 31, 1999 was $14,975,000.

On February 24, 2000 the Company and an officer of the Company were named as defendants in a claim alleging destruction and defacement of property in relation to the construction of a county road in Charles County. The claim consists of three counts. Counts one and two seek judgment rulings for $10,000,000 in compensatory and $10,000,000 in punitive damages from each defendant and count three seeks an easement and right of way to the county road. The actions performed, directly related to the filing of this claim, were completed by St. Charles Community LLC, a subsidiary of ACPT. As part of the restructure, any liability suffered by IGC or previous officers that result from actions undertaken by ACPT will be covered by an indemnification from ACPT. Management of both companies intends to vigorously defend itself against these allegations, however, there can be no guarantee they will be successful.

Guarantees

The Company is guarantor of $3,371,753 of letters of credit and surety bonds for land development completion and homebuilding warranties.

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

(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
			Year Ended December 31,
			1999	1998	1997
INCOME STATEMENT IMPACT

Community Development - Land Sales
Affiliate of IBC, General partner of IGC, and
J. Michael Wilson, former director	Cash and note sale	(A2)	$ -	$ -	$ 3,000
Homebuilding Joint Venture			-	1,179	367
			$ -	$ 1,179	$ 3,367
Cost of Land Sales
Affiliate of IBC, general partner of IGC, and
J. Michael Wilson, former director		(A2)	$ -	$ -	$ 1,689
Homebuilding Joint Venture			-	936	303
			$ -	$ 936	$ 1,992

Investment in Gaming Properties			$ -	$ 549	$ -

Management and Other Fees
Unconsolidated subsidiaries			-	1,795	2,790
Affiliate of IBC, general partner of IGC		(B)	-	183	343
Affiliate of J. Michael Wilson, and Thomas B.
Wilson, former directors and James J. Wilson,
director			-	118	148
Affiliate of J. Michael Wilson, and Thomas B.
Wilson, former directors, James J. Wilson,
director, and an Affiliate of IBC, general
partner of IGC			-	62	68
			$ -	$ 2,158	$ 3,349
Interest and Other Income
Unconsolidated subsidiaries			$ -	$ 42	$ 49
Affiliate of a former director			-	97	263
IBC, general partner of IGC			153	39	120
Affiliate of Thomas B. Wilson, former director			-	-	16
LDA, Affiliate of ACPT			668	227	213
			$ 821	$ 405	$ 661

		Year Ended December 31,
		1999	1998	1997
General and Administrative Expense
IBC, general partner of IGC
accounting support services	(C1)	$ 143	$ 246	$ 339
Reserve additions and other write-offs:
Affiliate of a former director	(A1)	-	-	388
Affiliate of IBC, general partner of IGC		-	(59)	117
Unconsolidated subsidiaries		-	8	213
Affiliate of Thomas B. Wilson, former director		-	-	83
Interstate General Properties (IGP)
tax support services		36	-	-
ARMC, Affiliate of ACPT for support services	(C5)	159	-	-
Reimbursement to IBC for IGC's share of
J. Michael Wilson's salary		-	68	14
		$ 338	$ 263	$ 1,154
Interest Expense
IBC, general partner of IGC	(C3)	$ 154	$ 8	$ -

		Balance December 31,	Balance December 31,
		1999	1998
BALANCE SHEET IMPACT:

Assets Related to Rental Properties
Receivables, all unsecured and due on demand:
Unconsolidated subsidiaries		$ -	$ 9
		$ -	$ 9

Other Assets
Receivables - All unsecured:
IBC, general partner of IGC		$ -	$ 5
ACPT	(C6)	2,188	2,188
		$ 2,188	$ 2,193

Liabilities Related to Community Development
Accounts payable:
Whitman, Requardt	(C2)	$ 10	$ 7
		$ 10	$ 7

Other Liabilities
Advances, IBC, general partner of IGC	(C3)	$ 3,026	$ 537
Accounts payable to IGP for tax support services	(C4)	36	-
Accounts payable to ARMC for support services	(C5)	46	57
		$ 3,108	$ 594

(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, payable in cash or a combination of a 20% cash down payment and a note for the balance. Notes receivable are secured by deeds of trust on land sold, and bear an interest rate equal to those charged at that time for land sales. The notes mature in one year, or in five or less years with annual amortizations. From time to time, maturity dates and repayment terms on the notes from affiliates and non-affiliates have been modified. Sales transactions that vary from these terms are described below:
(1)

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

IGC provides management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees are typically collected on a monthly basis, one month in arrears. These receivables are unsecured and due upon demand. Certain partnerships experiencing cash shortfalls have not paid timely. These receivable balances are reserved until satisfied or the prospects of collectibility improve. Decreases to reserves for other than routine cash payments are discussed below.
(C)	Other

Other transactions with related parties are as follows:
(1)

IGC rented executive office space and other property from affiliates both in the United States and Puerto Rico through October 5, 1998. IBC provided IGC with management and accounting services during 1999. These fees were billed on a quarterly basis and as of December 31, 1999, all fees for services rendered were paid.

(2)

Thomas J. Shafer became a director of IGMC, IGC's general partner, in 1998 after his retirement form Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. Thomas J. Shafer is also a director of ACPT. In management's opinion, services performed are on the same terms provided to other clients.

(3)

During 1999 the Company received working capital advances from IBC. Beginning April 1, 1999 interest accrued at 1% over the prime rate subject to a 9% ceiling. The Company expects additional funding from IBC in 2000. At December 31, 1999, the outstanding balance of working capital loans payable to IBC, including principal and interest was $3,025,892.

(4)	During 1999, IGP provided IGC with tax support services on a cost reimbursement basis.

(5)

During 1999, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services. In addition, ARMC provided the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(6)

In conjunction with the Distribution, IGC's liability to pay income taxes for liabilities incurred prior to the Distribution date was assumed by ACPT. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes.

(7)	INVESTMENT IN WASTE TECHNOLOGIES

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

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss Company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its co-venture partners offer to own, finance, build, and operate for a 25 or 30-year period, plants under contract to municipal governments. Current co-venture partners include the technology provider, Thermoselect, the constructor, Fluor Daniel Inc., and our plant operator, two subsidiaries of The Vivendi Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representatives for Thermoselect domestic waste facilities in North America and the Caribbean. IWT is to begin these activities in the first quarter of 2000.

In December 1998, CWT entered into a host community and sponsor agreement with the Municipality of Caguas, Puerto Rico. The agreement describes the basis on which CWT will enter into a contract to develop and construct a Thermoselect waste facility with a capacity of up to 3,000 tons per day to process waste from the metropolitan San Juan area. Final permits and approval are still pending before the Caguas project can proceed. CWT is also pursuing a project in the northwest part of Puerto Rico.

During 1999, IWT began to explore development possibilities in a number of Chinese cities. We believe that the cities of Shanghai, Wuhan, Nanchang, and Guangzhou are sufficiently interested to warrant continuing efforts.

The government of the U.S. Virgin Islands recently issued a RFP for which responses are due May 22, 2000. Management believes CWT is well positioned to aggressively compete to win this award.

IWT is also pursuing projects in St. Maarten, Chile, Columbia, Singapore, Hong Kong, and the Philippines, which are in the exploratory stage.

IWT/CWT costs have been capitalized and the recovery of the costs is dependent upon future revenues from the development, construction, and operation of waste disposal plants. During 1999 IWT and CWT elected to write off $1,180,000 as a reserve against costs incurred related to several waste development projects that the Company is still pursuing. While the Company still believes there is sufficient interest to warrant continuing efforts in these locations, the probability of recovering the investment from future revenues from the development of these projects is presently estimated to be less than 50%.

At December 31, 1999 and 1998, deferred costs regarding waste technology, net of reserves or direct write-offs, were $4,161,000 and $3,326,000, respectively.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations are many and will require substantial time and effort.

Competition. There is intense competition for municipal waste disposal contracts throughout the United States, as well as internationally. The competition uses a variety of methods and there are ranges of costs available. Management feels IWT and CWT can provide its superior facilities at a competitive price.
(8)	OPTIONS, APPRECIATION RIGHTS AND WARRANTS

IGC maintains Unit incentive plans for directors (the "Directors Plan") and employees (the "Employees Plan"). These plans were amended in 1994 and 1995 to allow for the issuance of Unit Appreciation Rights and other incentive awards. The Directors' Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees' Plan is for employees of IGC (due to the Distribution, the employees may be current employees of ACPT), including employees who are Directors of any general partner of IGC or of any affiliate of IGC. Under the terms of the plans, directors and employees may be granted options, incentive rights or other Unit based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee"). As of December 31, 1999, 241,905 IGC Units are reserved for issuance under both the Directors' and Employees' Plan.

Options

As of December 31, 1999, all outstanding options are fully vested and exercisable. The remaining 2,000 options expire on August 1, 2001 and bear an exercise price of $3.71 per unit.
	Weighted Average Price	Plan Exercise Price $3.71 Expiring 8/1/01

Options outstanding, December 31, 1997	$ 3.31	3,200
Forfeited	$ 3.16	(1,200)

Options outstanding October 5, 1998	$ 3.16	2,000

Options outstanding December 31, 1998	$ 3.16	2,000

Options outstanding December 31, 1999	$ 3.16	2,000

Appreciation Rights

Under the terms of the plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive upon vesting an amount payable in cash, Class A Units of the Company, other property, or some combination thereof as determined by the Committee. The amount received upon exercise on or after January 20, 1995, is based on the excess of the fair market value of the Company's Units on the exercise date, plus, for rights granted prior to 1995, 50% of the fair market value of Equus Gaming Company, L.P. ("Equus") Units on the exercise date, over the base price of the Unit Appreciation Right specified in the individual rights agreements. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning ten trading days before the exercise date and ending on the ninth day after the exercise date. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to such date, the Company's market price still reflected the value of its interest in Equus, which was spun-off at that time.

The number of stock appreciation rights outstanding, that were exercisable, but not exercised prior to October 19, 1998, was reduced as a result of a 1 for 5 reverse unit split. On January 1, 1999, 100,000 units of appreciation rights were granted in connection with the Employee's Unit Incentive Plan. In addition, during 1999, 7,600 rights were exercised while no rights were either forfeited or cancelled. Compensation expense recognized by the Company in connection with such award and exercise totaled approximately $285,000, $8,000, and $76,000 in 1999, 1998, and 1997, respectively.

As of December 31, 1999, the dates that the 131,760 outstanding Unit Appreciation Rights become vested, and their expiration dates are as follows:
	Rights Expiring
Rights Vested and Exercisable at:	May 15, 2004	October 18, 2004	June 19, 2007	August 13, 2007	January 1, 2010

December 31, 1999	8,928	200		2,000

May 15, 1999	2,232

June 19, 1999			2,600

August 13, 1999				2,000

January 1, 2000					25,000

June 19, 2000			2,600

August 13, 2000				2,000

January 1, 2001					25,000

June 19, 2001			2,600

August 13, 2001				2,000

January 1, 2002					25,000

June 19, 2002			2,600

August 13, 2002				2,000

January 1, 2003					25,000

	11,160	200	10,400	10,000	100,000

Warrants

In 1993, warrants to purchase 20,000 IGC units were issued to an investment banking firm in connection with a "highly confident letter" relating to proposed Virginia race track financing. The warrants had an exercise price of $5.30 per warrant and expire on September 30, 2003. The warrant agreement requires, in the event of a distribution of units, the number of warrants would be adjusted so the warrant holder would receive units in the distributed entity. Therefore, the warrant holder upon exercise of the warrants would also be entitled to shares of ACPT. At the time of exercise, IGC would be required to purchase the ACPT shares on the open market at the existing trading price. As there is no way to estimate whether the warrants will be exercised or when, no adjustments have been made to the accompanying financial statements for the contingency related to the purchase of the ACPT shares.

Warrants to purchase 150,000 Class A Units of IGC were issued to Banc One in 1997 as additional consideration for making their loan to the Company in August 1997. Due to the Distribution, these warrants have been replaced with warrants to purchase ACPT shares.
(9)	RETIREMENT AND PROFIT SHARING PLANS

IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan for eligible employees were equal to 4% of basic salaries and wages for 1999, 1998 and 1997 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries that exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $160,000 for 1999 and 1998, and $150,000 for 1997 were excluded from the calculation of contributions. Payments are made also to the Retirement Plan from IGC contributions to a profit sharing plan, as described below, and from voluntary contributions by employees. Contributions to the Retirement Plan were $75,000, $208,000 and $407,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 1999, 1998 or 1997.
(10)	INCOME TAXES

IGC is a partnership and accordingly is not subject to U.S. taxes. These financial statements do not contain provision for Federal or state income taxes for 1999. All Federal and state income tax liability and/or tax benefits are passed through to the individual partners in accordance with the Agreement and the Internal Revenue Code.

IGC had been grandfathered through 1997 as a non-tax paying public parnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporations as long as a substantial new line of business is not added. Beginning in 1998, however, IGC could be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends and real property income. IGC was in compliance with these requirements as of December 31, 1999. If IGC is not in compliance with the 90% test in any given taxable year, it will be taxed as a corporation at statutory corporate rates and those taxes could be substantial.

As of December 31, 1999, IGC continues to qualify as a non-tax paying public partnership.

Prior to 1999, IGC was a U.S. company doing business in Puerto Rico, and therefore, IGC was subject to Puerto Rico income tax on its Puerto Rico source income at the statutory rate of 29%. The Company did not reflect a tax provision in the fourth quarter of 1998 as it had no Puerto Rico source income. The following table reconciles the effective rate solely attributable to Puerto Rico source income:
	YEARS ENDED DECEMBER 31,
	1998		1997
	Amount	% of Income	Amount	% of Income

Provision for income taxes at
the statutory income tax rate	$ 740	29%	$ 606	29%

The provision for income taxes consists of the following:
	YEARS ENDED DECEMBER 31,
		1998		1997
Currently payable
United States		$ -		$ -
Puerto Rico		918		1,453
Deferred		(178)		(847)
		$ 740		$ 606

Deferred income taxes reflect the "temporary differences" between amounts of assets and liabilities for financial reporting purposes as determined in accordance with SFAS No. 109 and such amounts as measured by tax laws.

Deferred taxes payable for 1998 were eliminated in the Distribution to ACPT.

The reconciliation between net (loss) income per books and net taxable income (loss) is as follows:
	DECEMBER 31,
	1998		1997
	(In thousands, except for per unit amounts)
	Total	Per Unit	Total	Per Unit
Net income (loss) per books	$ 518	$ 0.25	$ (3,585)	$ (1.74)
Built-in gain allocable to Predecessors:
Current	(3,761)	(1.83)	(464)	(0.25)
Deferred	(359)	(0.17)	(529)	(0.25)
Difference in income or losses from
subsidiary partnerships	(1,650)	(0.80)	(430)	(0.20)
Differences in treatment of corporate
subsidiaries	(3,912)	(1.90)	18	-
Capitalization of general and administrative
expenses under the Uniform Capitalization
Rules	247	0.12	49	-
Differences in deferred income	(87)	(0.04)	175	0.10
Difference in cost of sales due to interest
related to the acquisition of land, deducted
for tax purposes	399	0.19	390	0.20
Deferred income taxes	(178)	(0.09)	(847)	(0.40)
Losses from restructuring	(211)	(0.10)	(225)	(0.10)
Differences in wetland litigation costs	(529)	(0.26)	860	0.40
Gain on contribution of assets and
liabilities to corporations (spin-off)	3,000	1.46	-	-
Other book to tax reconciling items, none
of which is individually significant	787	0.38	4,918	2.40
Net taxable (loss) income per partnership
federal return (a)	$ (5,736)	$ (2.79)	$ 330	$ 0.16
(a)

In conjunction with the Distribution, IGC's liability to pay income taxes for liabilities incurred prior to the Distribution date was assumed by ACPT. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires the disclosure of the fair value of financial instruments. Whenever possible the estimated fair value has been determined using quoted market information as of December 31, 1999. The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in the market since the Company may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 1999; therefore, current estimates of fair value may differ significantly from amounts presented. Below is a summary of significant methodologies used in estimating fair values at December 31, 1999.

Cash and cash equivalents: includes cash and securities with maturities of less than 90 days, which are valued at their carrying value.

Receivables: includes interest-bearing notes receivable. Fair value is based on the present value of the notes discounted at current market rates.

Recourse debt: consists of instruments in which the certain of the Company's real estate assets are used as collateral. The fair value of the mortgage notes is based on the current market rate for similar borrowings.

Loan Payable: Consists of a note payable which has been used to fund operating capital requirements. The note is subject to a ceiling rate of interest. The fair value of this note is based on current market rates for similar borrowings.

Notes Payable and Capital Leases: Consist of operating lines of credit and several miscellaneous notes. Advances on the lines of credit are priced at a specific rate plus a spread. The carrying value of the lines of credit is estimated to be market value since the interest rate adjusts with the market. The miscellaneous notes payable are priced at current market rates for similar borrowings.

The following table summarizes the fair value of the Company's financial instruments (in thousands) as of December 31, 1999:
Fair Value of Financial Instruments (In thousands)

Years Ended December 31,
	1999		1998
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and Cash Equivalents	$ 503	$ 503	$ 158	$ 158

Notes Receivable	$ 8,154	$ 5,837	$ 7,487	$ 5,834

Recourse Debt	$ 2,654	$ 2,634	$ 3,373	$ 3,354

Notes Payable	$ 2,248	$ 2,280	$ 722	$ 720

Loan Payable	$ 3,026	$ 1,408	$ 537	$ 537

(12)	QUARTERLY SUMMARY (UNAUDITED)

IGC's quarterly results are summarized as follows:
	Year Ended December 31, 1999
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per Unit amounts)

Revenues	$ 2,946	$ 3,545	$ 2,109	$ 3,789	$ 12,389
Loss before taxes and minority interest	(549)	(1,207)	(713)	(2,074)	(4,543)
Net loss	(549)	(1,207)	(713)	(2,074)	(4,543)

Basic net loss per Unit	(0.27)	(0.59)	(0.35)	(1.00)	(2.21)

	Year Ended December 31, 1998
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per Unit amounts)

Revenues	$ 11,958	$ 11,563	$ 7,057	$ 2,370	$ 32,948
Income (loss) before taxes and minority interest	1,580	1,924	(293)	(1,507)	1,704
Net income (loss)	1,047	1,492	(514)	(1,507)	518

Basic net income (loss) per Unit	0.50	0.72	(0.25)	(0.72)	0.25
(13)	SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," IGC has three reportable segments, AFH, IWT/CWT, and U.S. land and other. Due to the Distribution in October 1998, IGC has no Puerto Rico segment for 1999. U.S. land and other operations include investment in rental properties, community development, and management services. The Puerto Rico operations included investment in rental properties, investment in commercial properties, community development, management services, and home building through a joint venture.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following present the segment information for the years ended December 31, 1999, 1998 and 1997 (in thousands):
			Land and	Puerto	Inter-
	AFH	IWT/CWT	Other	Rico	Segment	Total
1999

Total Revenues	$ 9,944	$ -	$ 2,445	$ -	$ -	$ 12,389
Interest income	80	-	1,057	-	-	1,137
Interest expense	45	-	357	-	-	402
Depreciation and amortization	74	2	61	-	-	137
Net loss	(1,221)	(1,305)	(2,017)	-	-	(4,543)
Total assets	7,283	3,134	54,510	-	(23,664)	41,263
Additions to long lived assets	-	2,028	1,460	-	-	3,488

1998

Total Revenues	$ 7,482	$ -	$ 15,304	$ 12,168	$ (2,006)	$ 32,948
Interest income	103	-	1,681	504	(1,242)	1,046
Interest expense	33	19	2,285	683	(390)	2,630
Depreciation and amortization	9	10	1,390	110	-	1,519
Income taxes	-	-	-	740	-	740
(Loss) Income before income taxes
and minority interest	(929)	(1,253)	2,185	2,186	(485)	1,704
Net (loss) income	(929)	(1,253)	1,445	1,740	(485)	518
Total assets	6,697	3,701	39,611	-	(9,745)	40,264
Additions to long lived assets	-	1,638	5,150	5,015	-	11,803

1997

Total Revenues	$ 10,716	$ -	$ 15,746	$ 10,941	$ (1,191)	$ 36,212
Interest income	201	-	776	945	(1,191)	731
Interest expense	(19)	20	3,099	1,195	(686)	3,609
Depreciation and amortization	114	12	1,857	145	-	2,128
Income taxes	-	-	-	606	-	606
Income (loss) before income taxes
and minority interest	237	(17)	(4,059)	1,769	(470)	(2,540)
Net income (loss)	237	(17)	(4,212)	877	(470)	(3,585)
Total assets	6,524	4,223	104,576	49,791	(20,076)	145,038
Additions to long lived assets	-	536	5,327	2,946	-	8,809

INTERSTATE GENERAL COMPANY L.P. SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999

INITIAL AND SUBSEQUENT COSTS AND ENCUMBRANCES
(In thousands)

Description	Encumbrances	Land	Buildings and Improvements	Subsequent Costs

Palmer Apartments	$ 4,041	$ 471	$ 4,788	$ 589
Garden Apartments
St. Charles, MD

Brookmont Apartments	2,216	162	2,630	439
Garden Apartments
St. Charles, MD

Headen Apartments	4,731	205	4,948	991
Garden Apartments
St. Charles, MD

Terrace Apartments	4,756	497	5,375	658
Garden Apartments
St. Charles, MD

Coachman's Landing Apartments	5,760	572	6,217	258
Garden Apartments
St. Charles, MD

Chastleton Apartments	16,085	2,630	22,828	1,940
High Rise Apartments
Washington, D.C.

Office Condo	193	-	284	-
East Whitiland Township
Pennsylvania

Raleigh, NC	-	-	45	-
1 Model

Total Properties	$ 37,782	$ 4,537	$ 47,115	$ 4,875

INTERSTATE GENERAL COMPANY L.P. SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999

TOTAL CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION
(In thousands)

Description	Land	Buildings, Improvements and Subsequent Costs	Total	Accumulated Depreciation

Palmer Apartments	$ 471	$ 5,377	$ 5,848	$ 4,366
Garden Apartments
St. Charles, MD

Brookmont Apartments	162	3,069	3,231	2,460
Garden Apartments
St. Charles, MD

Headen Apartments	205	5,939	6,144	4,349
Garden Apartments
St. Charles, MD

Terrace Apartments	497	6,033	6,530	4,842
Garden Apartments
St. Charles, MD

Coachman's Landing Apartments	572	6,475	7,047	1,743
Garden Apartments
St. Charles, MD

Chastleton Apartments	2,630	24,768	27,398	8,118
High Rise Apartments
Washington, D.C.

Office Condo	-	284	284	86
East Whitiland Township
Pennsylvania

Raleigh, NC	-	45	45	14
1 Model

Total Properties	$ 4,537	$ 51,990	$ 56,527	$ 25,978

INTERSTATE GENERAL COMPANY L.P. SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999

DATE CONSTRUCTED OR ACQUIRED AND DEPRECIABLE LIVES

Description	Date Constructed or Acquired	Depreciable Life

Palmer Apartments Garden Apartments, St. Charles, MD	3/31/80 Constructed	Bldg-40 yrs Bldg Equip-5/7 yrs

Brookmont Apartments Garden Apartments, St. Charles, MD	5/18/79 Constructed	Bldg-40 yrs Bldg Equip-5/7 yrs

Headen Apartments Garden Apartments, St. Charles, MD	10/30/80 Constructed	Bldg-40 yrs Bldg Equip-5/7 yrs

Terrace Apartments Garden Apartments, St. Charles, MD	11/1/79 Constructed	Bldg-40 yrs Bldg Equip-5/7 yrs

Coachman's Landing Apartments Garden Apartments, St. Charles, MD	9/5/89 Constructed	Bldg-40 yrs Bldg Equip-5/7 yrs

Chastleton Apartments High Rise Apartments, Washington DC	11/7/86 Constructed	Bldg-40 yrs Bldg Equip-5/10 yrs

Office Condo East Whitiland Township, Pennsylvania	5/14/90 Acquired	31.5 yrs

Raleigh, NC 1 Model	2/23/90 Acquired	Bldg-40 yrs

INTERSTATE GENERAL COMPANY L.P. SCHDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 - (In thousands)

Real Estate at December 31, 1997	$ 246,420

Additions for 1998:
Improvements	556

Deductions for 1998:
Distribution to ACPT	190,562

Real Estate at December 31, 1998	$ 56,414

Additions for 1999:
Improvements	636

Deductions for 1999:
Dispositions	289
Retirements	234

Real Estate at December 31, 1999	$ 56,527
INTERSTATE GENERAL COMPANY L.P. SCHDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 - (In thousands)

Accumulated depreciation at December 31, 1997	$ 104,886

Additions for 1998:
Depreciation Expense	1,460

Deductions for 1998:
Distribution to ACPT	81,629

Accumulated depreciation at December 31, 1998	$ 24,717

Additions for 1999:
Depreciation expense	1,536

Deductions for 1999:
Dispositions	41
Retirements	234

Real Estate at December 31, 1999	$ 25,978

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of IGC's managing general partner, Interstate General Management Corporation ("IGMC"), is as follows:
Name	Age	Office

James J. Wilson	66	Chairman, Director and Chief Executive Officer

Mark Augenblick	53	Director, Chief Operating Officer

Thomas J. Shafer	70	Director, Executive Committee

James R. Treptow (1)	53	Director

Ernst Ringle (1)	67	Director

The following are the executive officers of IGC as of December 31, 1999:
Name	Age	Office

James J. Wilson	66	Chairman, Chief Executive Officer

Mark Augenblick	53	President, Chief Operating Officer

Benjamin L. Poole	39	Vice President, Chief Financial Officer*

Paul H. Dillon	39	Vice President, Controller

Francis C. Campbell	59	President, IWT and CWT (wholly owned subsidiaries of IGC)

Larry F. Liddle	56	Vice President, IWT and CWT (wholly owned subsidiaries of IGC

*Mr. Poole resigned as an officer effective March 13, 2000. He is continuing to serve as a consultant for IGC.

Term of Office. Directors of IGMC are elected annually in April by action of the directors then holding office. Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC. As practicable, an additional one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors are to be persons who are officers of IGC. Messrs. Shafer, Treptow and Ringle currently serve as the unaffiliated directors. Mr. James J. Wilson serves as the IBC director designate.

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

Mark Augenblick became a Director of IGMC and Vice Chairman of the Company in March 1998. Prior to joining the Company, Mr. Augenblick was a partner in the Washington, D.C. law firm, Shaw, Pittman, Potts and Trowbridge.

Thomas J. Shafer was appointed a Director of IGMC in January 1998. He is a registered Professional Engineer specializing in real estate evaluation and land development. Until his retirement in December 1997, he was a partner of Whitman, Requardt and Associates, LLP, an engineering and architectural firm, since 1976 and its managing partner since 1989. Mr. Shafer serves as the President and Chairman of the Charles Village Community Foundation, Inc. Mr. Shafer is a member of the Urban Land Institute, the National Society of Professional Engineers and the American Water Works Association. His firm has provided engineering services to IGC in connection with the St. Charles development for thirty years.

James R. Treptow was appointed a Director of IGMC in December 1999. He is President and Chief Executive Officer of Pace Carbon Fuels. Prior to that he was responsible as the company owner or co-owner for the financing and development of forty-five commercial real estate projects located in Texas, California, Georgia, Louisiana and Virginia, totaling approximately 9 million square feet with an aggregate market value of approximately $1.2 billion. Mr. Treptow holds a degree in Industrial Management and Finance from the University of Texas at Austin.

Ernst Ringle was appointed a Director of IGMC in December 1999. He is a retired President and Chief Executive Officer of Noell, Inc., an engineering and plant construction company. Prior to joining Noell's parent company, Preussag Noell, he was Vice President of Stone and Webster International Corporation. He previously held senior engineering and construction management positions with Motor Columbus AG of Switzerland and Chas. T. Main of the U.S., among others. Mr. Ringle holds a degree in civil engineering from the University of Kaiserslautern in Germany. He is fluent in English, German, Spanish, and proficient in French and Portuguese.
(1)	With respect to the above referenced directors, Form 3's were not filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following information is furnished with respect to the Chief Executive Officer and each of the other five most highly compensated Executive Officers of the Company (collectively, the "Executive Officers").
					Long-Term Compensation
	Annual Compensation				Awards
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (2)	Securities Underlying Options/ SAR's #	All Other Compensation ($) (1)

James J. Wilson (3)	1999	500,200	-	-	-	9,896
Chairman & Chief	1998	500,200	-	-	-	10,064
Executive Officer	1997	498,391	-	-	-	10,184

Mark Augenblick	1999	411,400	-	-	-	48,696
Vice-Chairman &	1998	292,508	-	-	-	-
President	1997	-	-	-	-	-

Benjamin L. Poole (4)	1999	200,200	20,000	-	-	-
Vice President & Chief	1998	5,256	-	-	-	-
Financial Officer	1997	-	-	-	-	-

Paul H. Dillon (4)	1999	23,250	2,000	-	-	-
Vice President &	1998	-	-	-	-	-
Controller	1997	-	-	-	-	-

Francis Campbell (4)	1999	175,200	-	-	-	-
President	1998	156,450	-	-	-	9,764
IWT/CWT	1997	150,200	-	-	-	9,384

Larry Liddle (4)	1999	110,200	-	-	-	-
Vice President	1998	102,700	-	-	-	5,464
IWT/CWT	1997	103,013	-	-	-	5,609
(1)	Reflects IGC's contributions to Retirement Plan discussed below, and Director's fees from IGC and Equus.

(2)	Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.

(3)

In October 1998, Mr. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two year period, then $200,000 per year for an eight year period. Mr. Wilson's consulting fee is paid directly to IGC who, in turn, pays Mr. Wilson.

(4)	With respect to the above referenced officers, Form 3's were not filed on a timely basis.

Employment Agreements. Mr. Augenblick entered into a four year employment agreement with the Company commencing March 23, 1998. The agreement provides for a compensation package totaling $450,000, which is comprised of a salary and directors' fees, plus shares in Interstate Waste Technologies and Caribe Waste Technologies, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Poole entered into a three-year employment agreement with the Company commencing December 7, 1998. The agreement provides for a base salary of $200,000, a one-time transition payment of $20,000, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract. Effective March 13, 2000, Mr. Poole resigned as an officer. He is remaining with the company as a consultant through December 31, 2000.

Mr. Campbell's employment agreement with the Company renewed for one year commencing October 1, 1999. The agreement provides for a base salary of $175,000, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Liddle's employment agreement with the Company renewed for one year commencing October 1, 1999. The agreement provides for a base salary of $110,000, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Directors. Directors of the Managing General Partner who do not receive salaries from the Company or affiliates receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. During 1999, the directors' fees totaled $55,276 of which $11,400 were unpaid as of December 31, 1999.

IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

Unit Options and Unit Appreciation Rights. IGC's employees, including its directors and officers, are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options ("Options") or Unit Appreciation Rights ("Rights") to employees and officers on the basis of their performance. The Rights entitle the holder to receive upon vesting, an amount payable in cash, Class A units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the fair market value of the Company's Units on the exercise date, (plus 50% of the fair market value of Equus Units on the exercise date for Rights granted prior to 1995), over the base price of the Right specified in the individual rights agreements. There were no unit appreciation rights granted during 1999.

Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 1999, 1998 or 1997.

Retirement Plan. IGC maintains a retirement plan (the "Retirement Plan") for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 1999, 1998 and 1997 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $160,000 for 1999 and 1998 and $150,000 for 1997) that exceeded that wage base. Additional contributions to the Retirement Plan can be made pursuant to the Profit Sharing Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN UNIT HOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the Units that were beneficially owned on March 1, 1999 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by named executive officers of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group. Except where noted, the address for the beneficial owner is 222 Smallwood Village Center, St. Charles, Maryland, 20602.
	Beneficial Ownership (1)
Name of Beneficial Owner	Number of IGC Units	Percent

James J. Wilson (2)	6,135	0.3

Mark Augenblick	0	0

Benjamin L. Poole	0	0

Paul H. Dillon	0	0

Francis C. Campbell	0	0

Larry Liddle	0	0

All executive officers of IGC and
directors of IGMC as a group	6,135	0.3

Bessemer Interstate Corporation
245 Peachtree Center, Avenue #804
Atlanta, GA 30303	104,442	5.08

Interstate Business Corporation
222 Smallwood Village Center
St. Charles, MD 20602	616,103	29.97

Wilson Securities Corporation
222 Smallwood Village Center
St. Charles, MD 20602	315,296	15.34
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

		The following financial statements of Interstate General Company, L.P. are contained herein:

		Report of Independent Public Accountants

		Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

		Consolidated Balance Sheets as of December 31, 1999 and 1998

		Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1999, 1998, and 1997

		Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

		Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998, and 1997

	2.	Financial Statement Schedules

		The following financial statements' schedules are contained herein:

		Schedule III: Real Estate and Accumulated Depreciation

	3.	Exhibits

		Exhibits required by Securities and Exchange Commission, Section 601 of Regulation S-K.

Exhibit No.		Description of Exhibit	Reference

3	(a)	Third Amended and Restated Agreement of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (a) to Amendment No. 3 to Registration Statement No. 33-10636 on Form S-1, filed February 11, 1987 (Form "S-1")

	(b)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (b) to 1987 10-K

	(c)	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (c) to 1988 10-K

	(d)	Amended and Restated Certificate of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (b) to Form S-1

	(e)	Certificate of Incorporation of Interstate General Management Corporation	Exhibit 3 (c) to Form S-1

	(f)	Bylaws of Interstate General Management Corporation, as amended	Exhibits 3 (d) and 3 (1) to Form S-1

	(g)	Certificate of Incorporation of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended	Exhibit 3 (g) to Form S-1

	(h)	Bylaws of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended February 4, 1986	Exhibit 3 (h) to Form S-1

	(i)	Amendment to Bylaws of Interstate General Management Corporation dated November 10, 1988	Exhibit 3 (i) to 1988 10-K

4	(a)	Form of beneficial assignment certificate representing Units	Exhibit 4 (a) to Form S-1

	(b)	Form of certificate evidencing limited partnership interest	Exhibit 4 (b) to Form S-1

	(c)	Certificate of Incorporation of Interstate Management Title Company dated September 19, 1986	Exhibit 4 (c) to Form S-1

	(d)	Bylaws of Interstate Management Title Company dated September 25, 1986	Exhibit 4 (d) to Form S-1

	(e)	Amendment to Certificate of Incorporation of Interstate Management Title Company dated December 31, 1986	Exhibit 4 (e) to Form S-1

10.		Material Contracts

	(a)	Employment Agreement with Edwin L. Kelly	Exhibit 10 (a) to Form 10-Q for the quarter ended June 30, 1994

	(b)	Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994	Exhibit 10 (a) for Form 10-Q for the quarter ended June 30, 1995

	(c)	Second Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994	Exhibit 10 (b) for Form 10-Q for the quarter ended June 30, 1996

	(d)	Third Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994	Exhibit 10 (l) to 1996 10-K

	(e)	Employment Agreement between Interstate General Company L.P. and James J. Wilson dated January 15, 1996	Exhibit 10 (j) to 1995 10-K

	(f)	Employment Agreement between Interstate Waste Technologies, Inc. and Francis C. Campbell dated September 1, 1996	Exhibit 10 (a) to Form 10-Q for the quarter ended September 30, 1996

	(g)	Employment Agreement between Interstate General Company L.P. and Mark Augenblick dated March 11, 1998	Exhibit 10 (g) to 1997 10-K

	(h)	Employment Agreement between Interstate General Company L.P. and Benjamin L. Poole dated December 7, 1999	Exhibit 10 (h) to 1998 10-K

	(i)	Employment Agreement between Interstate General Company L.P. and Larry F. Liddle dated October 1, 1998	Exhibit 10 (i) to 1998 10-K

	(j)	Employment Agreement between Interstate General Company L.P. and Francis C. Campbell dated October 1, 1998	Exhibit 10 (i) to 1998 10-K

	(k)	Indemnity Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc. and each director and officer of Interstate General Management Corporation	Exhibit 10 (f) to Form S-1

	(l)	Unit Incentive Plan for Directors, Amended and Restated, dated March 17, 1995	Exhibit 10 (i) to 1994 10-K

	(m)	Unit Incentive Plan for Employees, Amended and Restated, dated March 17, 1985	Exhibit 10 (j) to 1994 10-K

	(n)	Amended and Restated Certificate and Agreement of Limited Partnership of St. Charles Associates Limited Partnership dated March 14, 1985	Exhibit 10 (11) to Form S-1

	(o)	Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10 (j) to Form S-1

	(p)	Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10 (kk) to Form S-1

	(q)	Third Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated February 16, 1990	Exhibit 10 (kk) to 1989 10-K

	(r)	Fourth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated June 29, 1981	Exhibit 10 (lll) to 1991 10-K

	(s)	Fifth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E., dated June 29, 1981	Exhibit 10 (mmm) to 1991 10-K

	(t)	Sixth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated April 1, 1998	Exhibit 10 (a) to Form 10-Q for the quarter ended March 31, 1998

	(u)	Partnership Agreement for Fox Chase Apartments General Partnership as amended January 29, 1986	Exhibit 10 (p) to Form S-1

	(v)	Amendment to Partnership Agreement for Fox Chase Apartments General Partnership dated February 10, 1987	Exhibit 10 (mm) to Form S-1

	(w)	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to Fox Chase General Partnership Agreement dated August 20, 1993	Exhibit 10 (q) to 1993 10-K

	(x)	Partnership Agreement for Wakefield Third Age Associates Limited Partnership dated July 1, 1985	Exhibit 10 (r) to Form S-1

	(y)	Partnership Agreement for Wakefield Terrace Associates Limited Partnership dated July 1, 1985	Exhibit 10 (t) to Form S-1

	(z)	Partnership Agreement for Headen House Associates Limited Partnership dated July 1, 1985	Exhibit 10 (v) to Form S-1

	(aa)	Partnership Agreement for Palmer Apartments Associates Limited Partnership dated July 1, 1985	Exhibit 10 (w) to Form S-1

	(bb)	Partnership Agreement for Chastleton Apartments Associates dated May 1, 1986	Exhibit 10 (dd) to Form S-1

	(cc)	Partnership Agreement for New Forest Apartments General Partnership dated November 18, 1986	Exhibit 10 (ff) to Form S-1

	(dd)	First Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated February 24, 1987	Exhibit 10 (ii) to 1988 10-K

	(ee)	Second Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated December 19, 1988	Exhibit 10 (hh) to 1988 10-K

	(ff)	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to New Forest Apartments General Partnership Agreement dated August 20, 1993	Exhibit 10 (z) to 1993 10-K

	(gg)	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10 (zz) to 1988 10-K

	(hh)	Management Services Agreements between Interstate General Properties Limited Partnership and National General Corporation (3 separate agreements)	Exhibit 10 (k) to Form S-1

	(ii)	Property Management Agreement between National General Corporation and Interstate General Corporation and Interstate General Properties Limited Partnership as amended March 30, 1986	Exhibit 10 (oo) to Form S-1

	(jj)	Management Service Agreement between Interstate General Company L.P. and Coachman's Limited Partnership dated May 2, 1988	Exhibit 10 (jj) to 1989 10-K

	(kk)	Amendment to Management Service Agreement between Interstate General Company L.P. and Coachman's Limited Partnership dated January 1, 1993	Exhibit 10 (hh) to 1993 10-K

	(ll)	Management Agreement by and between Interstate Properties and Interstate St. Charles, Inc. (El Monte), dated January 5, 1987	Exhibit 10 (zzz) to 1992 10-K

	(mm)	First Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated January 4, 1988	Exhibit 10 (aaaaa) to 1992 10-K

	(nn)	Second Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated December 31, 1992	Exhibit 10 (bbbbb) to 1992 10-K

	(oo)	Management Agreement by and between Interstate General Properties and Interstate St. Charles, Inc. (Santa Maria Shopping Center), dated January 5, 1987	Exhibit 10 (ccccc) to 1992 10-K

	(pp)	First Amendment to Management Agreement by and between Interstate General Properties Limited Partnership and Interstate Business Corporation (Santa Maria Shopping Center), dated January 4, 1988	Exhibit 10 (ddddd) to 1992 10-K

(qq)

Second Amendment to Management Agreement by and between Interstate General Properties Limited Partnership S.E. and Interstate Business Corporation and Santa Maria Associates S.E., dated December 28, 1990

Exhibit 10 (eeeee) to 1992 10-K

	(rr)	Two (2) Property Management Agreements between Interstate General Properties Limited Partnership, S.E. and Capitol Park Associates as amended December 31, 1984	Exhibit 10 (aa) to Form S-1

	(ss)	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates Limited Partnership dated May 21, 1981	Exhibit 10 (r) to Form S-1

	(tt)	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates Limited Partnership dated June 15, 1981	Exhibit 10 (m) to Form S-1

	(uu)	Lease Amendment to Lease for commercial space between Smallwood Village Associates Limited Partnership and Interstate General Company L.P. dated October 1, 1991	Exhibit 10 (c) to Form 10-Q for the quarter ended September 30, 1995

	(vv)	Lease Amendment II to Lease for commercial space between Smallwood Village Associates Limited Partnership and Interstate General Company L.P. dated September 5, 1995	Exhibit 10 (d) to Form 10-Q for the quarter ended September 30, 1995

	(ww)	Store Lease between Interstate General Business Corporation and Smallwood Village Associates Limited Partnership dated April 1, 1988	Exhibit 10 (fff) to 1991 10-K

	(xx)	Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company L.P. dated December 1, 1987	Exhibit 10 (e) to Form 10-Q for the quarter ended September 30, 1995

	(yy)	Lease Amendment to Store Lease between Smallwood Village Associated Limited Partnership and Interstate General Company, L.P. dated February 1, 1989	Exhibit 10 (f) to Form 10-Q for the quarter ended September 30, 1995

	(zz)	Lease Amendment II to Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. dated December 1, 1992	Exhibit 10 (g) to Form 10-Q for the quarter ended September 30, 1995

	(aaa)	Lease Amendment III to Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. dated September 30, 1994	Exhibit 10 (h) to Form 10-Q for the quarter ended September 30, 1995

	(bbb)	Lease Amendement IV to Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. dated September 5, 1995	Exhibit 10 (i) to Form 10-Q for the quarter ended September 30, 1995

	(ccc)	Office Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. for Smallwood Village Center dated August 25, 1995	Exhibit 10 (a) to Form 10-Q for the quarter ended September 30, 1995

	(ddd)	Amendment to Office Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. for Smallwood Village Center dated September 5, 1995	Exhibit 10 (b) to Form 10-Q for the quarter ended September 30, 1995

	(eee)	Fourth Amendment to Interstate General Company, L.P. Retirement Plan dated July 1, 1992	Exhibit 10 (yyyy) to 1992 10-K

	(fff)	Fifth Amendment to Interstate General Company, L.P. Retirement Plan dated June 5, 1995	Exhibit 10 (b) to Form 10-Q for the quarter ended June 30, 1995

	(ggg)	Agreement Regarding Partnership Interest in Chastleton Apartment Associates dated January, 1987	Exhibit 10 (nn) to Form S-1

	(hhh)	Stockholders Agreement among Interstate General Company, L.P., Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10 (gg) to Form S-1

	(iii)	License Agreement among Interstate General Company, L.P., Interstate General Business Corporation, and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10 (qq) to Form S-1

	(jjj)	Amendment to License Agreement among Interstate General Company, L.P., Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of February 9, 1987	Exhibit 10 (rr) to Form S-1

	(kkk)	Unitholders Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc., and Interstate Properties Trust dated as of February 9, 1987	Exhibit 10 (rr) to Form S-1

	(lll)	Agreement dated March 15, 1990 among Interstate General Company, L.P., Interstate Business Corporation, and Interstate General Properties Limited Partnership, S.E.	Exhibit 10 (ddd) to 1990 10-K

	(mmm)	Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates as amended February 26, 1987	Exhibit 10 (ee) to Form S-1 Amendment Exhibit 10 (ee) to 1989 10-K

	(nnn)	Amendment to February 26, 1987 Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates dated January 1, 1993	Exhibit 10 (bbb) to 1993 10-K

	(ooo)	Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership as amended September 30, 1985 and as amended March 1, 1989	Exhibit 10 (z) to Form S-1 Amendment Exhibit 10 (z) to 1989 10-K

	(ppp)	Amendment to Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership dated January 1, 1993	Exhibit 10 (ddd) to 1993 10-K

	(qqq)	Warrant Agreement among HDA Management Corporation, Housing Development Associates, S.E. and Banco Popular De Puerto Rico as Warrant Agent dated December 15, 1993	Exhibit 10.3 to the S-4

	(rrr)	Limited Partnership Agreement of Equus Gaming Company, L.P. dated August 1, 1994	Exhibit 10 (d) to Form 10-Q for the quarter ended June 30, 1994

	(sss)	First Amendment to the Limited Partnership Agreement of Equus Gaming Company, L.P. dated August 1, 1994	Exhibit 10 (e) to Form 10-Q for the quarter ended June 30, 1994

	(ttt)	Second Amendment to the Limited Partnership Agreement of Equus Gaming Company, L.P. dated August 1, 1994	Exhibit 10 (f) to Form 10-Q for the quarter ended June 30, 1994

	(uuu)	Third Amendment to the Limited Partnership Agreement of Equus Gaming Company, L.P.	Exhibit 3.4 to the Registration Statement on Form S-11 of Equus Gaming Company, L.P., Registration No. 33-82750 (the "Equus S-11")

	(vvv)	Registration Rights Agreement with respect to the Warrants dated December 15, 1993, among HDAMC, HDA, Oppenheimer and Company, Inc. and The Argosy Securities Group, L.P.	Exhibit 10.4 to the S-4

	(www)	Amended and Restated Management Agreement dated December 15, 1993, between Interstate General Properties Limited Partnership, S.E. and HDA	Exhibit 10.6 to the S-4

	(xxx)	Master Support and Services Agreement dated December 9, 1994, between Interstate General Company, L.P. and Equus Gaming Company, L.P.	Exhibit 10.20 to the Equus S-11

	(yyy)	Consulting Agreement dated December 15, 1993, between El Comandante Operating Company and Interstate General Properties Limited Partnership, S.E.	Exhibit 10.21 to the Equus S-11

(zzz)

Amended and Restated Registration Rights Agreement with Respect to the Warrants dated December 12, 1994, among HDAMC, HDA, Oppenheimer and Company, Inc., the Argosy Securities Group, L.P., and Equus Gaming Company, L.P.

Exhibit 10.29 to the Equus S-11

	(aaaa)	Agreement of Purchase and Sale between Interstate General Company, L.P. and Interstate Business Corporation dated December 30, 19094 for the Partnership Interests in:	Exhibit 10 (dddd) to 1994 10-K

New Forest Apartments General Partnership

Headen House Associates Limited Partnership

Fox Chase Apartments General Partnership

Palmer Apartments Associates

Wakefield Terrace Associates

Wakefield Third Age Associates

	(bbbb)	Agreement of Purchase and Sale between Interstate Business Corporation and Interstate General Company, L.P. dated June 12, 1996 for the Partnership Interests in:	Exhibit 10 (a) to Form 10-Q for the Quarter ended June 30, 1996
Wakefield Terrace Associates Wakefield Third Age Associates Palmer Apartments Associates Headen House Associates Limited Partnership

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.
INTERSTATE GENERAL COMPANY, L.P.

	By:	Interstate General Management Corporation
Managing General Partner

Dated: March 29, 2000	By:	/s/ James J. Wilson
James J. Wilson
Chairman and Chief Executive Officer and Director

Dated: March 29, 2000	By:	/s/ Mark Augenblick
Mark Augenblick
Vice Chairman, President and Director

Dated: March 29, 2000	By:	/s/ Paul H. Dillon
Paul H. Dillon
Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James J. Wilson		March 29, 2000
James J. Wilson	Chairman, Chief Executive Officer and Director

/s/ Mark Augenblick		March 29, 2000
Mark Augenblick	President, Vice Chairman and Director

/s/ Paul H. Dillon		March 29, 2000
Paul H. Dillon	Vice President and Controller

/s/ Thomas J. Shafer		March 29, 2000
Thomas J. Shafer	Director

/s/ James R. Treptow		March 29, 2000
James R. Treptow	Director

/s/ Ernst Ringle		March 29, 2000
Ernst Ringle	Director