Form 10-Q
period 2000-03-31
INTERSTATE GENERAL CO L P
filed 2000-05-11
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

5160 Parkstone Drive, Suite 260-B
Chantilly, Virginia 20151
(Address of principal executive offices)(Zip Code)
(703) 263-1191
(Registrant's telephone number, including area code)

5160 Parkstone Drive, Suite 110
Chantilly, Virginia 20151
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

2,055,783 Common Shares

INTERSTATE GENERAL COMPANY L.P.
FORM 10-Q
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS ENDED MARCH 31, (In thousands, except per unit amounts) (Unaudited)

	2000	1999

Revenues
Land sales	$ 709	$ 261
Home sales	3,744	2,393
Equity in earnings from partnerships	17	45
Management and other fees, substantially all from related entities	-	2
Interest and other income	161	205
Total revenues	4,631	2,906

Expenses
Cost of land sales	529	264
Cost of home sales	3,641	2,067
Sales and marketing	219	303
General and administrative	622	704
Interest expense	136	74
Depreciation and amortization	22	35
Wetlands/lead-based paint litigation expense	25	8
Total expenses	5,194	3,455

Net loss	$ (563)	$ (549)
Basic and fully diluted net loss per unit	$ (0.27)	$ (0.27)

Net loss
General Partners	$ (6)	$ (6)
Limited Partners	(557)	(543)
	$ (563)	$ (549)
Weighted average units outstanding	2,055	2,056

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	March 31,	December 31,
	2000	1999
	(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 526	$ 367
Restricted	141	136
	667	503
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	5,648	5,700
Other United States locations	15,375	15,352
Notes receivable on lot sales and other	24	24
	21,047	21,076
Assets Related to Homebuilding
Homebuilding construction and land	3,363	4,404
Receivables and other	168	141
	3,531	4,545
Receivables & Other Assets
Receivables - Affiliates	9,124	10,501
Deferred costs regarding waste technology and other projects	4,771	4,318
Property, plant and equipment, less accumulated depreciation of
$765 and $764 as of March 31, 2000 and December 31, 1999, respectively	316	320
	14,211	15,139
Total Assets	$ 39,456	$ 41,263

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	March 31,	December 31,
	2000	1999
	(Unaudited)
Liabilities Related to Land Development
Recourse debt	$ 1,668	$ 1,928
Accounts payable, accrued liabilities and deferred income	260	259
	1,928	2,187
Liabilities Related to Homebuilding
Recourse debt	100	726
Accounts payable and accrued liabilities	4,744	4,901
	4,844	5,627
Other Liabilities
Accounts payable and accrued liabilities	3,541	3,997
Loan payable - IBC and related entities	3,353	3,026
Notes payable and capital leases	3,389	2,248
Accrued income tax liability-current	735	2,187
	11,018	11,458
Total Liabilities	17,790	19,272

Partners' Capital
General partners' capital	4,109	4,112
Limited partners' capital - 2,055 units issued and outstanding
as of both March 31, 2000 and December 31, 1999	17,557	17,879
Total partners' capital	21,666	21,991
Total Liabilities and Partners' capital	$ 39,456	$ 41,263

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (In thousands) (Unaudited)

		2000	1999
Cash Flows from Operating Activities
Net loss		$ (563)	$ (549)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization		22	35
Equity in earnings from unconsolidated partnerships and developer fees		(17)	(45)
Cost of land development and homebuilding		4,170	2,331
Homebuilding construction expenditures		(2,600)	(1,865)
Changes in other accounts receivable, and accounts payable		(638)	346
Net cash provided by operating activities		$ 374	$ 253

Cash Flows from Investing Activities
Investment in land improvements for future sales		(500)	(300)
Change in assets related to unconsolidated rental property partnerships		255	45
Change in restricted cash		(5)	(4)
Additions to deferred costs for waste technology		(453)	(285)
Changes in other assets	(A)	(94)	(315)
Net cash used in investing activities		$ (797)	$ (859)

Cash Flows from Financing Activities
Cash proceeds from debt financing		1,565	1,849
Loans from / repayment to IBC and other related entities		327	(85)
Payment of debt		(1,310)	(1,001)
Distribution		-	(25)
Net cash provided by financing activities		$ 582	$ 738

Net Increase in Cash and Cash Equivalents		159	132
Cash and Cash Equivalents, Beginning of Year		367	33
Cash and Cash Equivalents, March 31		$ 526	$ 165

(A) As of March 31, 2000, $1.5 million of the accrued income tax liability was paid by ACPT and is a non-cash activity under SFAS No. 95.

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(Unaudited)
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

The Company is engaged in three primary lines of business. First, the Company develops residential and commercial land. Second, through its subsidiaries, IGC is engaged in the development and sale of waste disposal projects that use environmentally superior technology. Third, through its wholly owned subsidiary American Family Homes ("AFH"), the Company builds semi-custom homes on a scattered site basis.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; single-family home lots in the Dorchester neighborhood, of St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland and in Prince William County, Virginia; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; all of American Family Homes, LLC ("AFH"); a note receivable of $8.321 million (principal and interest) payable by a subsidiary of American Community Properties Trust ("ACPT"); as well as fractional interests in Chastleton Apartment Associates (District of Columbia) and Coachman's Limited Partnership (Maryland).

In addition, all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees) is held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

Certain amounts and balances from 1999 have been reclassified to conform with the Year 2000 financial presentation.

(2)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P., which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	March 31,	December 31,
	2000	1999
Total assets	$ 9,782	$ 9,639
Total non-recourse debt	142	83
Total other liabilities	7,569	7,342
Total equity	2,099	2,214
Company's investment	7,965	7,967

At March 31, 2000, the Company held a 50% limited partnership interest and was the managing general partner of Brandywine Investment Associates, L.P. The partnership owns 277 acres of developable land in Brandywine, Maryland. This property is in the early stages of infrastructure development, therefore, the summary of operations and operating cash flows have been omitted from this presentation. The investment in this project is accounted for under the equity method of accounting and has been included on the balance sheet under assets related to land development, other United States locations. A portion of the investment balance is a note receivable in the amount of $4.635 million.

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships, which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	March 31,	December 31,
	2000	1999
Total assets	$ 25,270	$ 33,181
Total non-recourse debt	26,222	42,117
Total other liabilities	17,203	18,487
Total deficit	(18,155)	(27,423)
Company's investment	(578)	(834)

SUMMARY OF OPERATIONS:	For the Three Months Ended
	March 31,
	2000	1999

Total revenue	$ 1,464	$ 2,066
Net loss	(301)	(134)
Company's recognition of equity in earnings	17	45

SUMMARY OF OPERATING CASH FLOWS:	For the Three Months Ended
	March 31,
	2000	1999

Cash flows from operating activities	$ (103)	$ 436
Operating cash distributions	-	101
Company's share of operating cash distributions	-	-

At December 31, 1999, IGC held interests in Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. As part of the 1998 restructuring, described in previous filings, the Company agreed to transfer its interest in four of the properties to ACPT. This transfer occurred on February 7, 2000.

At March 31, 2000, the Company held General Partner interests in Chastleton Apartments Associates and Coachman's Limited Partnership. The partnerships own 404 rental units in 2 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in .0001% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

(3)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at March 31, 2000 and December 31, 1999 (in thousands):
			Outstanding
	Maturity Dates From/To	Interest Rates* From/To	March 31, 2000	December 31, 1999

Related to land development:
Recourse debt	12/29/00/ 10/19/02	P+1%/ 10.0%	$ 1,668	$ 1,928

Related to homebuilding projects:
Recourse debt	Demand	P+1.5%	100	726

General:
Recourse debt	08/18/00 12/23/02	P+1%/ 10.99%	3,389	2,248

Related entity debt (1)	Demand	P+1.5%	3,353	3,026
Total debt			$ 8,510	$ 7,928

*P = Prime lending interest rate.
(1) = Interstate Business Corporation and other related entities. Debt is secured by an interest in the note receivable due from an affiliate of ACPT. See management's discussion and analysis for further explanation.

As of March 31, 2000, the $1,668,000 of recourse debt related to land development assets is collateralized by $4,112,000 of land assets.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The Company is not subject to any material covenants requiring disclosure under these loan agreements.

Financing of $10,840,000 is available to develop the Brandywine project. As of March 31, 2000, $2,028,000 has been drawn to pay for infrastructure development costs. Assets with a book value of $9,704,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

Prior to the Restructuring, the Company was named as a borrower together with ACPT on a loan agreement with Banc One Capital Partners IV, LTD ("Banc One"). Subsequent to the Restructuring, the Banc One loan was distributed to American Land Development U.S., Inc. ("American Land"), a subsidiary of ACPT, who replaced ACPT as a borrower at that time. Although IGC does not have the primary responsibility to make loan payments and the collateral for the loan consists solely of land held by American Land, IGC was not released as a borrower on the loan. ACPT has indemnified IGC against any losses related to a default on this loan. The outstanding loan balance at March 31, 2000 was $10,999,945.

(4)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
		Three Months Ended
		March 31, 2000	March 31, 1999
		(In thousands)
INCOME STATEMENT IMPACT

Interest and Other Income
Affiliate of IBC, general partner of IGC		$ 34	$ 34
LDA, Affiliate of ACPT		166	165
		$ 200	$ 199

General and Administrative Expense
Affiliate of IBC, general partner of IGC, accounting support services	(1)	$ -	$ 45
Interstate General Properties (IGP), affiliate of ACPT for tax support services	(2)	9	9

IGP General Properties (IGP), affiliate of ACPT for miscellaneous expenses	(8)	1	1

ARMC, affiliate of ACPT for support and other services	(3)	39	40
		$ 49	$ 95
Interest Expense
IBC, general partner of IGC		$ 52	$ -
Insular Properties LP, affiliate of IBC	(4)	5	-
		$ 57	$ -

		Balance March 31, 2000	Balance December 31, 1999
		(In thousands)
BALANCE SHEET IMPACT:

Other Assets
Receivables:
ACPT	(5)	$ 735	$ 2,188
LDA, affiliate of ACPT, note receivable	(9)	8,321	8,154
		$ 9,056	$ 10,342

Liabilities Related to Community Development
Accounts payable:
Whitman, Requardt	(6)	$ 28	$ 10
		$ 28	$ 10

Other Liabilities
Advances, IBC, general partner of IGC	(7)	$ 3,028	$ 3,026
Advances, Insular Properties LP, affiliate of IBC	(4)	325	-
Accounts payable to IGP for tax support services	(2)	45	36
Accounts payable to IGP for miscellaneous expenses	(8)	11	10
Accounts payable to ARMC for support services	(3)	58	46
		$ 3,467	$ 3,118

(1)

IBC provided IGC with administrative and accounting services during 1999. These fees were billed on a quarterly basis and, as of December 31, 1999, all fees for services rendered were paid. There were no similar transactions for the quarter ended March 31, 2000.

(2)	During 1999 and the first quarter of 2000, IGP provided IGC with tax support services on a cost reimbursement basis.

(3)

During 1999 and the first quarter of 2000, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services, as well as photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(4)

During the first quarter of 2000, IGC received working capital advances from Insular Properties, LP ("Insular"), an affiliate of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. At March 31, 2000, the outstanding balance of working capital loans payable to Insular, including principal and interest, was $325,385.

(5)

In conjunction with the Distribution, IGC's liability to pay income taxes for the period prior to the Distribution date was assumed by ACPT. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes. As of April 7, 2000, the remaining $735,000 was paid by ACPT.

(6)

Thomas J. Shafer became a director of IGMC, IGC's general partner, in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt provides engineering services to IGC. Thomas J. Shafer is also a director of ACPT. Services performed for IGC are on the same terms provided to other Whitman, Requardt clients.

(7)

During 1999 and 2000 the Company received working capital advances from IBC. Beginning April 1, 1999 interest accrued at 1.5% over the prime rate subject to a 9% ceiling. The Company expects additional funding from IBC in 2000. At March 31, 2000, the outstanding balance of working capital loans payable to IBC, including principal and interest was $3,028,252. These loans are secured by IGC's assignment of a corresponding amount of the LDA note receivable.

(8)	During 1999 and the first quarter of 2000, IGP paid for miscellaneous expenses on behalf of IWT on a cost reimbursement basis.

(9)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from Land Development Associates ("LDA"), an affiliate of ACPT. At March 31, 2000, the outstanding balance was $8.321 million.

(5)	LITIGATION

Sewer and Water Litigation

The sewer and water litigation is entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland). This case originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the County, St. Charles Community, LLC, IGC, and SCA were (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities, and (2)  whether SCA and IGC are entitled to recover what they claim were excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC and SCA all sought review of the this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final.

School Impact Fee Litigation

SGA and IGC also commenced actions in Maryland Tax Court, which is a state administrative agency, to recover excessive school impact fees already paid. These cases are entitled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., Case Nos. 961 (filed March 1994), 1038 (filed October 1994) , and 99-MI-0083 (filed February 6, 1998). In those cases, SCA and IGC sought both repayment of excessive school impact fees paid to the County, as well as a ruling as to the nature of their rights to credits against school impact fees for school sites they have donated to the County. On November 22, 1999, the Court of Special Appeals ruled that SCA's and IGC's refund claims accruing before February 1993 had not been filed on a timely basis. No further appellate review of this decision is contemplated. However, IGC and SCA intend to pursue their remaining claims.

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

On February 9, 1999, HUD issued a letter to the Company alleging that it was in violation of certain regulations regarding lead-based paint. The letter threatened penalties against the Company of $1,511,943. On June 9, 1999, HUD issued an administrative complaint seeking penalties. On September 9, 1999, HUD amended the complaint to include ARMC and IGC in addition to the Company and to seek $6.7 million in penalties from the group of defendants. HUD reduced the amount of the proposed penalty to $619,100 in its Penalty Brief dated November 24, 1999. Trial before an administrative law judge occurred on December 8-9, 1999 and post-hearing briefs were submitted on February 1, 2000. Further briefing was requested by order dated March 10, 2000, and those briefs were filed on March 28, 2000. A ruling is not expected for at least another 60 days. Management believes they have submitted strong evidence in their favor; however, no determination can be made at this time as to the ruling or any imposed penalties. Since the effect, if any, on the financial statements cannot be determined at this time, no adjustments have been made in the accompanying financial statements regarding this matter.

In addition, on July 15, 1999, HUD and the Department of Justice filed suit against ARMC and the Company in the U.S. District Court for the District of Columbia seeking declaratory and injunctive relief based upon the alleged violations. The action does not seek monetary damages but does seek remediation. Both parties to the litigation have filed motions for summary judgment. The judge issued a Memorandum Opinion and Order on March 30, 2000, denying the government's motion for summary judgment, granting in part and denying in part ARMC's motion for summary judgment, and denying ARMC's motion to dismiss. The sole remaining issue in the litigation is whether there are any continuing disclosure violations and whether an injunction should be issued if such violations are found. The parties intend to meet and confer on May 16, and an initial status hearing is scheduled to take place on June 12, 2000.

Other

On February 24, 2000 the Company and an officer of the Company were named as defendants in a claim by a private party alleging trespass and destruction of access to his property as a result of the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC , a subsidiary of ACPT. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. As part of the 1998 restructure, any liability incurred by IGC or its previous officers as a result of actions undertaken by ACPT will be covered by an indemnification from ACPT. Management of both companies intends to vigorously defend itself against these allegations. While there can be no guarantee they will be successful, management believes the claims are without merit.

(6)	SEGMENT INFORMATION

IGC has three reportable segments: homebuilding operations conducted by AFH, waste technology services conducted by IWT and CWT, and commercial and residential land development and other miscellaneous activities.

The accounting policies of the segments are the same as those described in the December 31, 1999 financial statements. The following present the segment information for the three months ended March 31, 2000 and 1999 (in thousands):

	Home Building	Waste Technology	Land and Other	Inter-Segment Eliminations	Total

2000

Total revenues	$ 3,744	$ -	$ 887	$ -	$ 4,631
Interest income	15	-	146	-	161
Interest expense	7	-	129	-	136
Depreciation and amortization	10	-	12	-	22
Net loss	(446)	-	(117)	-	(563)
Total assets	6,047	3,135	54,083	(23,809)	39,456
Additions to long lived assets	-	453	500	-	953

	Home Building	Waste Technology	Land and Other	Inter-Segment Eliminations	Total

1999

Total revenues	$ 2,393	$ -	$ 553	$ -	$ 2,946
Interest income	-	-	292	-	292
Interest expense	13	-	61	-	74
Depreciation and amortization	23	-	12	-	35
Net loss	(159)	(1)	(389)	-	(549)
Total assets	6,475	4,920	52,948	(23,637)	40,706
Additions to long lived assets	-	285	300	-	585

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Three Months Ended March 31, 2000 versus 1999

Land Development Operations

Land development sales revenue increased 171% to $709,000 during the three months ended March 31, 2000, compared to sales of $261,000 during the three months ended March 31, 1999. The 2000 period reflects sales of 13 single family home lots as well as 10 town home lots, while the 1999 period reflects 7 single family sales and 5 town home lots. Seven of the 2000 single-family home lot sales occurred in the St. Mary's County, Maryland project of Westbury, with the remainder in the Dorchester neighborhood of St. Charles. Gross profit margins for these sales were 30% for the Westbury sales and 50% for the Dorchester sales. The town home lot sales for 2000 were for the Montclair project in Prince William County, Virginia. The town home lots had a gross profit margin of approximately 3%. This low margin is associated with the extended period of time that the property was held. As a result of the extended holding period, an increased amount of carry costs were capitalized for these lots.

Homebuilding Operations

Revenues from home sales increased 56% to $3,744,000 for the three-month period ending March 31, 2000, as compared to $2,393,000 during the period ending March 31, 1999. The 2000 revenues were a result of increased home sales. In 2000, the Company sold 29 scatter-site homes as compared to 1999 scatter-site sales of 22. There was a decrease in construction gross profit margin for the three-month period ending March 31, 2000 from 20% to 6% as compared to the three-month period ending March 31, 1999. This decrease is the result of several factors including interest costs on homes that had extended construction periods due to weather delays. Included in the quarter's sales are three speculative lots that had extended holding periods. Management is conducting budget and pricing reviews on all homes and taking immediate steps to attempt to restore margins.

General and Administrative Expense

General and administrative expenses decreased to $622,000 from $704,000 compared to the same period for 1999. Prior year costs were higher due to transition costs associated with IGC's restructuring that took place in October 1998 and the continuing costs of implementation and transition that were incurred during 1999. Management continues to look for ways to reduce the company's general and administrative expense.

Interest Expense

Interest expense increased to $136,000 from $74,000 for the same period in 1999. The increase is a result of continued borrowing for development and sales activities as well as higher interest rates.

Liquidity and Capital Resources

Cash and Cash equivalents were $526,000 and $367,000 respectively at March 31, 2000 and December 31, 1999.

IGC historically has met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships and from bank financing providing funds for development and working capital. IGC expects to meet its liquidity requirements principally from land sales, collection of principal and interest relating to the $8.321 million note receivable, as well as bank and other financing facilities.

The Company's principal demands for liquidity are expected to be ongoing debt service for existing loans, land development costs for the Company's land assets, payables and normal operating costs, the remission of the fine related to the wetlands settlement, the funding of the remediation work required under that settlement, continued funding of development costs for IWT and CWT, and operating cash requirements of AFH.

It is not likely that the Company will generate in the near term sufficient revenues from operations to cover its general and administrative expenses. AFH continues to lose money and requires substantial capital infusions from IGC. Management has taken a number of steps to return AFH to profitability; however, there can be no assurance it will succeed. IWT/CWT does not yet have a project that can provide revenue to fund its overhead operating costs. IGC believes the continued funding of these costs will provide long-term benefits to Unitholders. The proposed waste disposal plant operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the procurement process. CWT is currently pursuing a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. Both the Puerto Rican House and Senate have recently passed enabling legislation for this project. Approval from the Governor and financing and permits are still pending. In addition, the government of the U.S. Virgin Islands recently issued a RFP for which responses are due May 22, 2000. CWT will aggressively compete to win this award which management believes it is well positioned to do. Although management believes IWT/CWT will be successful with these as well as other projects, it cannot predict when IWT/CWT will generate positive cash flow.

The note due from an affiliate of ACPT totals $8.321 million at March 31, 2000. The Company anticipates collections of the note to begin later this year. In the meantime, IBC, IGC's general partner, has signed a working capital support agreement with IGC that is secured by this note receivable. As of March 31, IBC has advanced $3.028 million including interest under this agreement. Management believes that it will have the necessary funds to meet its obligations in light of this and the prospective sale of certain land parcels.

Management believes the Company's real estate assets have enough value such that their development can be financed on a conventional project finance basis. The Company currently has development loans in place for its projects at Brandywine, Montclair, and the first section of Phase 2 at Westbury. During the first quarter, 10 of 54 lots at Montclair sold. In addition to these sales, 13 single-family lots were sold in the Westbury and Dorchester projects. Development activity is continuing at Brandywine, and the Company anticipates the first home sales to occur during the second half of 2000. The Company is aggressively moving forward with development and sale of all of its real estate holdings.

IGC intends to continue to refinance loans as they become due in the normal course of business in 2000. Debts totaling $1.5 million mature during the remainder of 2000, exclusive of an operating line of credit that matures in August that AFH utilizes to fund home construction. In addition, the development loan of $151,500 relating to parcels in the Dorchester neighborhood of St. Charles was repaid in full through lot sale proceeds. Subsequent to the end of the quarter, the Company extended its $1 million line of credit until August 18, 2000 and two land development loans totaling $293,000 until December 29, 2000. While the Company believes it will be able to obtain financing for continued land development activities, there is no guarantee such financing will be available,

The penalties relating to the wetlands litigation settlement total $1,400,000. The preliminary estimate for the cost of remediation is $1.6 million. An integral component of the wetlands settlement is that it removed all development, sale and financing restrictions on 82 acres of improved commercial land in Town Center South, the heart of St. Charles. Following the settlement, IGC closed a $4.4 million line of credit with Collateral Mortgage, Ltd. Under the loan agreement, $1.4 million is reserved to fund penalties due under the wetlands settlement; $500,000 of the line will be used as a revolving source of financing to fund remediation costs; and the balance is available for land development activities.

IGC's obligation to pay income taxes on liabilities incurred prior to the distribution to ACPT was assumed by ACPT. IGC recorded a provision for income taxes through the distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes. As of March 31, 2000, $735,000 remains outstanding.

Debt Summary

As of March 31, 2000, assets with a book value of $12,739,000 were encumbered by $5,157,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	3/31/00

Town Home Development Line	(a)	$ 460	P+1.5%	12/29/00	$ 108
Development Loan	(a)	1,300	P+1.5%	3/21/01	260
Operating Line of Credit	(b)	1,000	P+.5%	8/18/00	1,000
Land Note	(c)	732	10.00%	10/28/01	732
Operating Line of Credit	(d)	4,400	P+1%	12/23/02	2,148
Land Development Loan	(e)	800	P+1%	10/01/01	383
Development Loan	(f)	800	P+1.5%	12/29/00	185
Other miscellaneous		2,921	Various	Various	341
		$ 12,413			$ 5,157
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(b)	This line of credit is for operating use.

(c)	The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot.

(d)	The loan provides an operating line of credit. Of the total loan, $1.4 million is reserved for fines related to the wetlands settlement and $400,000 is reserved for interest payments on the line.

(e)	The note requires quarterly principal payments of $71,200. Principal curtailments are made from sales of individual lots in the amount of $17,800 per lot.

(f)	The note requires monthly interest payments.

Financing of $10,840,000 is available to develop the Brandywine project. As of March 31, 2000, $2,028,000 has been drawn to pay for infrastructure development costs. Assets with a book value of $9,704,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

Year 2000 Compliance Follow-up

As of March 31, 2000, IGC has not experienced any material problems relating to the year 2000 (Y2K) issues nor did the preparation for Y2K have a significant impact on IGC's results of operations for the year ended December 31, 1999.

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

As of March 31, 2000, there have been no material changes in the Company's financial market risk since December 31, 1999 as reported in the Company's Annual Report on Form 10-K.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Sewer and Water Litigation

The sewer and water litigation is entitled St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland). This case originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the County, St. Charles Community, LLC, IGC, and SCA were (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities, and (2)  whether SCA and IGC are entitled to recover what they claim were excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC and SCA all sought review of the this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final.

School Impact Fee Litigation

SGA and IGC also commenced actions in Maryland Tax Court, which is a state administrative agency, to recover excessive school impact fees already paid. These cases are entitled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., Case Nos. 961 (filed March 1994), 1038 (filed October 1994) , and 99-MI-0083 (filed February 6, 1998). In those cases, SCA and IGC sought both repayment of excessive school impact fees paid to the County, as well as a ruling as to the nature of their rights to credits against school impact fees for school sites they have donated to the County. On November 22, 1999, the Court of Special Appeals ruled that SCA's and IGC's refund claims accruing before February 1993 had not been filed on a timely basis. No further appellate review of this decision is contemplated. However, IGC and SCA intend to pursue their remaining claims.

Lead-Based Paint Litigation

On February 9, 1999, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates ("Chastleton Associates") (a housing partnership in which IGC is the general partner), and Capitol Park Apartments Associates (the owner of an apartment complex managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were alleged to be in violation of the Residential Lead-Based Paint Hazard Reduction Act of 1992 (the "Act"). These allegations were based on a finding by the Department of Housing and Urban Development ("HUD") that the owners and/or management had failed to make required disclosures regarding lead-based paint in two apartment projects, Chastleton and Capitol Park. The Act authorizes HUD to assess administrative penalties for such failures. The original Department notification was addressed to ARMC, the current managing agent, however, most of the alleged violations occurred during IGC's previous tenure as management agent. IGC has agreed to indemnify ACPT against any potential penalties that might be assessed against ARMC.

On February 9, 1999, HUD issued a letter to the Company alleging that it was in violation of certain regulations regarding lead-based paint. The letter threatened penalties against the Company of $1,511,943. On June 9, 1999, HUD issued an administrative complaint seeking penalties. On September 9, 1999, HUD amended the complaint to include ARMC and IGC in addition to the Company and to seek $6.7 million in penalties from the group of defendants. HUD reduced the amount of the proposed penalty to $619,100 in its Penalty Brief dated November 24, 1999. Trial before an administrative law judge occurred on December 8-9, 1999 and post-hearing briefs were submitted on February 1, 2000. Further briefing was requested by order dated March 10, 2000, and those briefs were filed on March 28, 2000. A ruling is not expected for at least another 60 days. Management believes they have submitted strong evidence in their favor; however, no determination can be made at this time as to the ruling or any imposed penalties. Since the effect, if any, on the financial statements cannot be determined at this time, no adjustments have been made in the accompanying financial statements regarding this matter.

In addition, on July 15, 1999, HUD and the Department of Justice filed suit against ARMC and the Company in the U.S. District Court for the District of Columbia seeking declaratory and injunctive relief based upon the alleged violations. The action does not seek monetary damages but does seek remediation. Both parties to the litigation have filed motions for summary judgment. The judge issued a Memorandum Opinion and Order on March 30, 2000, denying the government's motion for summary judgment, granting in part and denying in part ARMC's motion for summary judgment, and denying ARMC's motion to dismiss. The sole remaining issue in the litigation is whether there are any continuing disclosure violations and whether an injunction should be issued if such violations are found. The parties intend to meet and confer on May 16, and an initial status hearing is scheduled to take place on June 12, 2000.

Other

On February 24, 2000 the Company and an officer of the Company were named as defendants in a claim by a private party alleging trespass and destruction of access to his property as a result of the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC, an ACPT subsidiary. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. As part of the 1998 restructure, any liability incurred by IGC or its previous officers as a result of actions undertaken by ACPT will be covered by an indemnification from ACPT. Management of both companies intends to vigorously defend itself against these allegations. While there can be no guarantee they will be successful, management believes the claims are without merit.
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

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: May 10, 2000	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer and Director

Dated: May 10, 2000	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President and Director

Dated: May 10, 2000	By: /s/ Paul H. Dillon
Paul H. Dillon
Vice President and Chief Financial Officer