Form 10-Q
period 2000-06-30
INTERSTATE GENERAL CO L P
filed 2000-08-11
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

2,055,780 Common Shares

INTERSTATE GENERAL COMPANY L.P.
FORM 10-Q
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS FOR THE SIX MONTHS ENDED JUNE 30, (In thousands, except per unit amounts) (Unaudited)

	2000	1999

Revenues
Land sales	$ 1,015	$ 612
Home sales	7,073	5,277
Equity in earnings from partnerships	17	92
Management and other fees, substantially all from related entities	4	5
Interest and other income	464	505
Total revenues	8,573	6,491

Expenses
Cost of land sales	906	701
Cost of home sales	6,497	4,637
Selling and marketing	456	703
General and administrative	1,372	1,437
Waste project marketing and development	23	-
Interest expense	345	193
Depreciation and amortization	44	76
Wetlands/lead-based paint litigation expense	91	500
Total expenses	9,734	8,247

Net loss before provision for minority interest	(1,161)	(1,756)
Minority interest	(1)	-
Net loss	(1,162)	(1,756)

Basic and fully diluted net loss per unit	$ (0.57)	$ (0.85)

Net loss
General Partners	$ (12)	$ (18)
Limited Partners	(1,150)	(1,738)
	$ (1,162)	$ (1,756)

Weighted average shares outstanding	2,056	2,056

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS ENDED JUNE 30, (In thousands, except per unit amounts) (Unaudited)

	2000	1999

Revenues
Land sales	$ 306	$ 351
Home sales	3,329	2,884
Equity in earnings from partnerships	-	47
Management and other fees, substantially all from related entities	4	3
Interest and other income	303	260
Total revenues	3,942	3,545

Expenses
Cost of land sales	377	437
Cost of home sales	2,979	2,570
Sales and marketing	237	400
General and administrative	627	685
Waste project marketing and development	23	-
Interest expense	209	119
Depreciation and amortization	22	41
Wetlands/lead-based paint litigation expense	66	500
Total expenses	4,540	4,752

Net loss before provision for minority interest	(598)	(1,207)
Minority interest	(1)	-
Net loss	(599)	(1,207)

Basic and fully diluted net loss per unit	$ (0.29)	$ (0.59)

Net loss
General Partners	$ (6)	$ (12)
Limited Partners	(593)	(1,195)
	$ (599)	$ (1,207)

Weighted average shares outstanding	2,056	2,056

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	June 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 323	$ 367
Restricted	232	136
	555	503
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	5,734	5,700
Other United States locations	15,172	15,352
Notes receivable on lot sales and other	24	24
	20,930	21,076
Assets Related to Homebuilding
Homebuilding construction and land	2,086	4,404
Receivables and other	32	141
	2,118	4,545
Receivables & Other Assets
Receivables - Affiliates	7,021	10,501
Deferred costs regarding waste technology and other projects	5,300	4,318
Property, plant and equipment, less accumulated depreciation of
$762 and $764 as of June 30, 2000 and December 31, 1999, respectively	313	320
	12,634	15,139

Total Assets	$ 36,237	$ 41,263

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	June 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)
Liabilities Related to Land Development
Recourse debt	$ 1,586	$ 1,928
Accounts payable, accrued liabilities and deferred income	267	259
	1,853	2,187
Liabilities Related to Homebuilding
Recourse debt	135	726
Accounts payable and accrued liabilities and deferred income	2,989	4,901
	3,124	5,627
Other Liabilities
Accounts payable and accrued liabilities	2,236	3,997
Loan payable - IBC and related entities	3,095	3,026
Notes payable and capital leases	4,862	2,248
Accrued income tax liability-current	-	2,187
	10,193	11,458

Total Liabilities	15,170	19,272

Partners' Capital
General partners' capital	4,103	4,112
Limited partners' capital - 2,055 units issued and outstanding
as of both June 30, 2000 and December 31, 1999	16,964	17,879
Total partners' capital	21,067	21,991

Total Liabilities and Partners' capital	$ 36,237	$ 41,263

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2000	1999
Cash Flows from Operating Activities
Net loss	$ (1,162)	$ (1,756)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	44	76
Equity in earnings from unconsolidated partnerships	(17)	(92)
Cost of land development and homebuilding	7,687	5,338
Homebuilding construction expenditures	(4,340)	(4,382)
Changes in other accounts receivable, and accounts payable	(3,647)	807
Net cash used in operating activities	(1,435)	(9)

Cash Flows from Investing Activities
Investment in land improvements for future sales	(760)	(745)
Change in assets related to unconsolidated rental property partnerships	255	113
Change in restricted cash	(96)	39
Additions to deferred costs for waste technology	(982)	(1,232)
Changes in other assets	55	179
Net cash used in investing activities	(1,528)	(1,646)

Cash Flows from Financing Activities
Cash proceeds from debt financing	3,270	2,540
Loans net of repayments from IBC and other related entities	69	1,404
Payment of debt	(1,589)	(2,020)
Collections on note receivable	1,169	-
Distribution	-	(25)
Net cash provided by financing activities	2,919	1,899

Net (Decrease) Increase in Cash and Cash Equivalents	(44)	244
Cash and Cash Equivalents, Beginning of Year	367	33
Cash and Cash Equivalents, June 30	$ 323	$ 277

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, (In thousands) (Unaudited)

	2000	1999
Cash Flows from Operating Activities
Net loss	$ (599)	$ (1,207)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	22	41
Equity in earnings from unconsolidated partnerships	-	(47)
Cost of land development and homebuilding	3,517	3,007
Homebuilding construction expenditures	(1,740)	(2,517)
Changes in other accounts receivable, and accounts payable	(3,009)	461
Net cash used in operating activities	(1,809)	(262)

Cash Flows from Investing Activities
Investment in land improvements for future sales	(260)	(445)
Change in assets related to unconsolidated rental property partnerships	-	68
Change in restricted cash	(91)	43
Additions to deferred costs for waste technology	(529)	(947)
Changes in other assets	149	494
Net cash used in investing activities	(731)	(787)

Cash Flows from Financing Activities
Cash proceeds from debt financing	1,705	691
Loans from repayment to IBC and other related entities	(258)	1,489
Payment of debt	(279)	(1,019)
Collections on note receivable	1,169	-
Distribution	-	-
Net cash provided by (used in) financing activities	2,337	1,161
	-
Net (Decrease) Increase in Cash and Cash Equivalents	(203)	112
Cash and Cash Equivalents, Beginning of Period	526	165
Cash and Cash Equivalents, June 30	$ 323	$ 277

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
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

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; single-family home lots in the Dorchester neighborhood of St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland and in Prince William County, Virginia; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; all of American Family Homes, LLC ("AFH"); a note receivable of $6.985 million (principal and interest) payable by a subsidiary of American Community Properties Trust ("ACPT"); as well as fractional interests in Chastleton Apartment Associates (District of Columbia) and Coachman's Limited Partnership (Maryland).

The Pomfret property lies within Charles County Maryland's designated development district. However, subsequent to the end of the quarter, the County Government created a new zoning category for deferred development, which includes the Pomfret property. This is an interim zone design to restrict development for a number of years. The Company is currently considering its options regarding this property. That analysis will include the number of years that development may be delayed, interim options to maximize value, and whether a permanent economic impairment has occurred relating to this property will need to be recognized. The remainder of the Company's real estate portfolio is unaffected by this new zoning category.

In addition, all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees) is held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

On October 5, 1998 IGC transferred its principal real estate operations to ACPT, and subsequently all the common shares of ACPT to the partners and unitholders of IGC (the "Distribution").

The accounting policies of the Company are the same as those described in the December 31, 1999 financial statements included in the Company's 1999 Form 10-K. Certain amounts and balances from 1999 have been reclassified to conform to the Year 2000 financial presentation.

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read, however, in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six and three months ended June 30, 2000.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.
(2)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P., which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	2000	1999
Total assets	$ 10,267	$ 9,639
Total non-recourse debt	147	83
Total other liabilities	7,909	7,342
Total equity	2,211	2,214
Company's investment	8,213	7,967

At June 30, 2000, the Company held a 50% limited partnership interest and was the managing general partner of Brandywine Investment Associates, L.P. The partnership owns 277 acres of developable land in Brandywine, Maryland. This property is in the early stages of infrastructure development therefore, the summary of operations and operating cash flows have been omitted from this presentation. The investment in this project is accounted for under the equity method of accounting and has been included on the balance sheet under assets related to land development, other United States locations. A portion of the investment balance is a note receivable in the amount of $4.635 million.

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships, which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	June 30,	December 31,
	2000	1999
Total assets	$ 25,158	$ 33,181
Total non-recourse debt	26,193	42,117
Total other liabilities	17,562	18,487
Total deficit	(18,597)	(27,423)
Company's investment	(578)	(834)

SUMMARY OF OPERATIONS:
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999

Total revenue	$ 2,219	$ 4,418	$ 755	$ 2,352
Net loss	(814)	(378)	(513)	(244)
Company's recognition of equity in earnings	17	92	-	47

SUMMARY OF OPERATING CASH FLOWS:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999

Cash flows from operating activities	$ 196	$ 1,089	$ 299	$ 653
Operating cash distributions	-	244	-	143
Company's share of operating cash distributions	-	68	-	68

At December 31, 1999, IGC held interests in Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, and Wakefield Third Age Associates Limited Partnership. As part of the 1998 restructuring, described in previous filings, the Company agreed to transfer its interest in the latter four of the properties to ACPT. This transfer occurred on February 7, 2000.

At June 30, 2000, the Company held General Partner interests in Chastleton Apartments Associates and Coachman's Limited Partnership. The partnerships own 404 rental units in 2 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in .0001% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority interest approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

(3)	Debt

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at June 30, 2000 and December 31, 1999 (in thousands):
			Outstanding
	Maturity Dates From/To	Interest Rates* From/To	June 30, 2000	December 31, 1999

Related to land development:
Recourse debt	12/29/00/ 10/19/02	P+1%/ 10.0%	$ 1,586	$ 1,928

Related to homebuilding projects:
Recourse debt	Demand	P+1.5%	135	726

General:
Recourse debt	08/18/00 12/23/02	P+1%/ 10.99%	4,862	2,248

Related entity debt (1)	Demand	P+1.5%	3,095	3,026
Total debt			$ 9,678	$ 7,928

*P = Prime lending interest rate.
(1) = Interstate Business Corporation and other related entities. Debt is secured by an interest in the note receivable due from an affiliate of ACPT. See management's discussion and analysis for further explanation.

As of June 30, 2000, the $1,586,000 of recourse debt related to land development assets is collateralized by $3,719,000 of land assets.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The Company is not subject to any material covenants requiring disclosure under these loan agreements.

Financing of $10,840,000 is available to develop the Brandywine project. As of June 30, 2000, $2,249,000 has been drawn to pay for infrastructure, single-family and townhome development costs. Assets with a book value of $10,267,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

Prior to the Restructuring, the Company was a borrower together with ACPT under a loan agreement with Banc One Capital Partners IV, LTD ("Banc One"). Subsequent to the Restructuring, the Banc One loan was assumed by American Land Development U.S., Inc. ("American Land"), a subsidiary of ACPT. Although IGC does not have the primary responsibility to make loan payments and the collateral for the loan consists solely of land held by American Land, IGC was not released as a borrower on the loan. ACPT has indemnified IGC against any losses related to a default on this loan. The outstanding loan balance at June 30, 2000 was $10,931,000.

(4)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
		Six Months Ended June 30,		Three Months Ended June 30,
		2000	1999	2000	1999
			(In thousands)
INCOME STATEMENT IMPACT

Interest and Other Income
Equus, Affiliate of IBC		$ 68	$ 68	$ 34	$ 34
LDA, Affiliate of ACPT		331	331	165	165
		$ 399	$ 399	$ 199	$ 199

General and Administrative Expense
IBC, general partner of IGC, accounting support services	(1)	-	90	-	45
Interstate General Properties ("IGP"), affiliate of ACPT for tax
support services	(2)	18	18	9	9
ARMC, affiliate of ACPT for support and other services	(3)	59	83	20	43
		$ 77	$ 191	$ 29	$ 97
Interest Expense
IBC, general partner of IGC		$ 131	$ 39	$ 79	$ -
Affiliates of IBC	(4)	13	-	8	-
		$ 144	$ 39	$ 87	$ -

		Balance June 30, 2000	Balance December 31, 1999
		(In thousands)
BALANCE SHEET IMPACT:

Other Assets
Receivables:
ACPT	(5)	$ -	$ 2,188
LDA, affiliate of ACPT, note receivable	(6)	6,985	8,154
		$ 6,985	$ 10,342

Liabilities Related to Community Development
Accounts payable:
Whitman, Requardt	(7)	$ 12	$ 10
		$ 12	$ 10

Other Liabilities
Advances, IBC, general partner of IGC	(8)	$ 2,557	$ 3,026
Advances, affiliates of IBC	(4)	538	-
Accounts payable to IGP for tax support services	(2)	54	36
Accounts payable to IGP for miscellaneous expenses	(9)	12	10
Accounts payable to ARMC for support services	(3)	91	46
		$ 3,252	$ 3,118
(1)

IBC provided IGC with administrative and accounting services during 1999. These fees were billed on a quarterly basis and, as of December 31, 1999, all fees for services rendered were paid. There have been no similar transactions in 2000.

(2)	During 1999 and through the second quarter of 2000, IGP provided IGC with tax support services on a cost reimbursement basis.

(3)

During 1999 and through the second quarter of 2000, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services, as well as photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(4)

Through the second quarter of 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria, LP, affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. At June 30, 2000, the outstanding balance of working capital loans payable to Insular and Santa Maria, LP, including principal and interest, was $538,000.

(5)

In conjunction with the Distribution, ACPT assumed IGC's liability to pay income taxes for the period prior to the Distribution date. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes. The remaining $735,000 was paid by ACPT during 2000.

(6)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from Land Development Associates ("LDA"), an affiliate of ACPT. At June 30, 2000, the outstanding balance was $6.985 million.

(7)

Thomas J. Shafer became a director of IGMC, IGC's general partner, in 1998 after his retirement from Whitman, Requardt, where he was a Senior Partner. Whitman, Requardt has provided engineering services to IGC for more than thirty years. Mr. Shafer resigned from IGC's Board effective June 13, 2000. Thomas J. Shafer remains a director of ACPT. Services performed for IGC are on the same terms provided to other Whitman, Requardt clients.

(8)

During 1999 and 2000 the Company received working capital advances from IBC. Beginning April 1, 1999 interest accrued at 1.5% over the prime rate subject to a 9% ceiling. The Company expects additional funding from IBC in 2000. At June 30, 2000, the outstanding balance of working capital loans payable to IBC, including principal and interest was $3,095,000. These loans are secured by IGC's assignment of a corresponding amount of the LDA note receivable.

(9)	During 1999 and through the second quarter of 2000, IGP paid for miscellaneous expenses on behalf of IWT on a cost reimbursement basis.

(5)	SEGMENT INFORMATION

IGC has three reportable segments: homebuilding operations conducted by AFH, waste technology services conducted by IWT and CWT, and commercial and residential land development and other miscellaneous activities.

The accounting policies of the segments are the same as those described in the December 31, 1999 financial statements included in the Company's Form 10-K. The following present the segment information for the six months ended June 30, 2000 and 1999 (in thousands):

	Land and Other	Waste Technology	Home Building	Inter-Segment Eliminations	Total
2000

Total Revenues	1,500	-	7,073	-	8,573
Interest income	318	-	21	-	339
Interest expense	334	-	11	-	345
Depreciation and amortization	25	-	19	-	44
Loss before minority interest	(545)	(32)	(584)	-	(1,161)
Net loss	(546)	(32)	(584)	-	(1,162)
Total assets	54,950	3,173	2,457	(24,343)	36,237
Additions to long lived assets	760	982	-	-	1,742

	Land and Other	Waste Technology	Home Building	Inter-Segment Eliminations	Total
1999

Total Revenues	1,191	-	5,300	-	6,491
Interest income	505	-	-	-	505
Interest expense	167	-	26	-	193
Depreciation and amortization	29	1	46	-	76
Loss before minority interest	(1,337)	(2)	(417)	-	(1,756)
Net loss	(1,337)	(2)	(417)	-	(1,756)
Total assets	53,862	5,029	5,719	(23,637)	40,973
Additions to long lived assets	745	1,232	-	-	1,977

The accounting policies of the segments are the same as those described in the December 31, 1999 financial statements. The following present the segment information for the three months ended June 30, 2000 and 1999 (in thousands):

	Land and Other	Waste Technology	Home Building	Inter-Segment Eliminations	Total
2000

Total Revenues	613	-	3,329	-	3,942
Interest income	172	-	6	-	178
Interest expense	205	-	4	-	209
Depreciation and amortization	13	-	9	-	22
Loss before minority interest	(428)	(32)	(138)	-	(598)
Net loss	(429)	(32)	(138)	-	(599)
Total assets	54,950	3,173	2,457	(24,343)	36,237
Additions to long lived assets	245	779	-	-	1,024

	Land and Other	Waste Technology	Home Building	Inter-Segment Eliminations	Total
1999

Total Revenues	638	-	2,907	-	3,545
Interest income	260	-	-	-	260
Interest expense	106	-	13	-	119
Depreciation and amortization	17	1	23	-	41
Loss before minority interest	(948)	(1)	(258)	-	(1,207)
Net loss	(948)	(1)	(258)	-	(1,207)
Total assets	53,862	5,029	5,719	(23,637)	40,973
Additions to long lived assets	445	947	-	-	1,392

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Six Months Ended June 30, 2000 versus 1999

Land Development Operations

Land development sales revenue increased 66% to $1,015,000 during the six months ended June 30, 2000, compared to sales of $612,000 during the six months ended June 30, 1999. The 2000 period reflects sales of 13 single family home lots as well as 22 town home lots, while the 1999 period reflects 19 single family sales and 5 town home lots. Seven of the 2000 single-family home lot sales occurred in the St. Mary's County, Maryland project of Westbury, with the remainder in the Dorchester neighborhood of St. Charles. Gross profit margins for these sales were 30% for the Westbury sales and 50% for the Dorchester sales. During the first six months of 1999, gross margins for single-family lot sales were 45%. The town home lot sales for 2000 were for the Montclair project in Prince William County, Virginia. The town home lots were sold at slight negative margins. The cost basis of this property is high due to the extended holding period and carrying costs that were capitalized during that period. The second quarter expense for these lots includes a write-down of $20,000 to estimated fair value based on estimated costs to complete the project. While these lots are producing a book loss associated with their extended holding period, they continue to provide positive cash flow for the Company when proceeds are compared to current development costs.

Homebuilding Operations

Revenues from home sales increased 34% to $7,073,000 for the six-month period ended June 30, 2000, compared to $5,277,000 during the six-month period ended June 30, 1999. The 2000 revenues were a result of increased home sales. In 2000, the Company sold 55 homes compared to 1999 sales of 46. There was a decrease in gross profit margin for the six-month period ended June 30, 2000 from 17% to 8% compared to the six-month period ended June 30, 1999. This decrease is the result of several factors including interest costs on homes that had extended construction periods due to weather delays. Included in the sales are three speculative lots that had extended holding periods. Management has conducted budget and pricing reviews on all homes and implemented pricing changes in

July designed to restore margins. However, since sales are not recognized until the home has been completed, the effects of these price increases are not reflected in current sales.

Sales and Marketing

Sales and Marketing expenses declined $247,000 to $456,000 for the six-month period ended June 30, 2000. The decrease was the result of reduced marketing costs in American Family Homes as the Company continues to examine ways to reduce overhead while ensuring advertising dollars are expended in a cost effective manner.

General and Administrative Expense

General and administrative expenses decreased to $1,372,000 from $1,437,000 during the six months ended June 30, 2000, compared to the same period for 1999. This decrease is the result of a reduction in the number of outstanding stock appreciation rights that were forfeited by a departed employee. Consequently, the Company's potential liability relating to these rights has been reduced. The Company has also made concerted efforts to reduce overhead costs company wide.

Interest Expense

Interest expense increased $152,000 to $345,000 in the six months ended June 30, 2000, compared to $193,000 for the same period in 1999. The increase is due to an increase in debt outstanding during 2000, as well as increasing interest rates.

For the Three Months Ended June 30, 2000 versus 1999

Land Development Operations

Community development land sales revenue decreased to $306,000 during the three months ended June 30, 2000, compared to sales of $351,000 during the three months ended June 30, 1999. The 2000 period reflects sales of 12 town home lots, while the 1999 period reflects 12 single-family home lots and 5 town home lots. There were no single-family lot sales during the second quarter at Westbury due to diminished demand. The town home lots had negative margins on land sales for 2000; primarily due to a lack of volume on land sales not covering related period costs being included in cost of sales. In addition, the second quarter expense for these lots includes a write-down of costs to the estimated realizable value based on estimated costs to complete the Montclair project.

Homebuilding Operations

Revenues from home sales increased to $3,329,000 for the three-month period ended June 30, 2000, compared to $2,884,000 during the three-month period ended June 30, 1999. The 2000 revenues were a result of 26 home sales compared to the 1999 revenues resulting from 23 home sales. The margins for the second quarter improved to 11% compared to 5% during the first quarter of 2000, but additional steps are required to further improve homebuilding margins. Management has conducted budget and pricing reviews on all homes and implemented pricing changes in July designed to restore margins. However, since sales are not recognized until the home has been completed, the effects of these price increases are not reflected in current sales.

Sales and Marketing

Sales and Marketing expenses declined $163,000 to $237,000 for the three-month period ended June 30, 2000. The decrease was the result of reduced marketing costs in American Family Homes as the Company continues to examine ways to reduce overhead while ensuring advertising dollars are expended in a cost effective manner.

General and Administrative Expense

General and administrative expenses decreased to $627,000 from $685,000 during the six months ended June 30, 2000, compared to the same period for 1999. This decrease is the result of concerted efforts to reduce overhead costs.

Interest Expense

Interest expense increased $90,000 to $209,000 in the three months ended June 30, 2000, compared to $119,000 for the same period in 1999. The increase is due to an increase in the debt outstanding during 2000 and the increased cost of borrowing.

Liquidity and Capital Resources

Cash and Cash equivalents were $323,000 and $367,000 respectively at June 30, 2000 and December 31, 1999.

IGC historically has met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships, loans from affiliates, and from bank financing providing funds for development and working capital. In the coming months, the Company's principal demands for liquidity will be normal business operating costs, the development costs for IWT and CWT, operating cash requirements for AFH, funding the remediation work required under the wetland's settlement, and ongoing debt service for existing loans.

IGC's long-term success depends on IWT/CWT development of waste projects. Development efforts require substantial capital. The Company intends to use its real estate holdings to finance the development of waste projects. It is not likely that the Company will generate near term revenues from operations sufficient to cover general and administrative expenses plus the costs of developing its waste projects. AFH continues to lose money and requires substantial capital infusions from IGC. While IGC's real estate portfolio has significant value, sale proceeds may not cover IGC's continuing expenses. It will be at least 12 to 14 months before financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project. As a result, the Company must continue to borrow using its real estate assets as collateral to meet its liquidity needs. As part of its financing effort, subsequent to June 30, the Company closed a $1.6 million line of credit secured by various real estate parcels. In addition, the Company will rely on the partial collection of principal and interest relating to a note receivable in the amount of $6.985 million from an affiliate of ACPT over the remainder of the year. These collections will either be directly from that affiliate or as additional advances from IBC as more fully discussed below. Finally, the Company is aggressively marketing its real estate portfolio.

Management has taken a number of steps to return AFH to profitability; however, there can be no assurance it will succeed. One of these steps is to close AFH's operations in Virginia. While Virginia historically accounted for 31% of annual revenue, margins were generally lower than in the Carolinas. Approximately 45% of AFH's losses have been attributable to operations in Virginia. By closing offices and operations in Virginia, management believes the Company will receive a two-fold benefit. AFH management will be able to concentrate its efforts in its core area of North Carolina where sales and operating margins have been stronger. The Company does not believe it will incur any substantial costs as a result of ceasing operations in Virginia. In addition, the Company will benefit from reduced overhead costs. The Company believes these actions will make AFH more attractive to potential buyers.

The proposed waste disposal plant operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the procurement process. CWT is currently pursuing a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. Both the Puerto Rican House and Senate recently passed enabling legislation for this project. Approval from the Governor was obtained on August 4, 2000. Permitting, licensing, and contractual activities will now commence. There can be no assurance that CWT will be awarded a contract to build and operate this facility or, if it is awarded such a contract, that it will be on terms which will allow CWT to go to financial closing.

In addition, the government of the U.S. Virgin Islands is expected to select a bidder for a waste project in late August or September. CWT has aggressively competed to win this award which management believes it is well positioned to do. Management believes IWT/CWT will be successful with these as well as other projects.

Management cannot predict when, if at all, IWT/CWT will generate positive cash flow.

A balance due from an affiliate of ACPT totaled $8.321 million at March 31, 2000. During the second quarter of 2000, the Company collected $1.5 million of principal and interest on this note leaving a balance at June 30, 2000 of $6.985 million. In the meantime, IBC, IGC's general partner, has signed a working capital support agreement with IGC secured by IGC's interest in this note receivable. As of June 30, 2000, IBC had advanced $3.095 million including interest under this agreement.

Management believes that the Company's real estate assets have sufficient value to enable the Company to finance development with conventional financing. The Company currently has development loans in place for its projects at Brandywine, Montclair, and the first section of Phase 2 at Westbury. In the first half of 2000, 22 of 54 lots at Montclair were sold. In addition, 13 single-family lots were sold in the Westbury and Dorchester projects. Development activity is continuing in Brandywine. The Company anticipates that the first town home sales will commence during the first quarter of 2001.

The Pomfret property lies within Charles County Maryland's designated development district. However, subsequent to the end of the quarter, the County Government created a new zoning category for deferred development, which includes the Pomfret property. This is an interim zone design to restrict development for a number of years. The Company is currently considering its options regarding this property. That analysis will include the number of years that development may be delayed, interim options to maximize value, and whether a permanent economic impairment has occurred relating to this property will need to be recognized. The remainder of the Company's real estate portfolio is unaffected by this new zoning category.

Town Center South in St. Charles, Maryland remains the most valuable real estate asset the Company holds and management is aggressively marketing it.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $1.296 million mature during the remainder of 2000, exclusive of an operating line of credit that matures in August that AFH utilizes to fund home construction. The Company's $1 million line of credit matures on August 18, 2000. Management has had preliminary discussions with the lender and anticipates receiving an extension of this line. The balance of the maturing loans are real estate development in nature. The Company expects to fulfill these obligations through related property sales.

The preliminary estimate for the cost of wetland remediation is $1.7 million. An integral component of the wetlands settlement is that it removed all development, sale and financing restrictions on 82 acres of improved commercial land in Town Center South, the heart of St. Charles. Following the settlement, IGC closed a $4.4 million line of credit secured by Town Center South. Under the loan agreement, $1.4 million was used to fund penalties due under the wetlands settlement; $2.1 million has been used for operating expenses, $400,000 is reserved for interest costs, and $500,000 of the line will be used as a revolving source of financing to fund remediation costs, with the balance to come from anticipated land sales.

Management believes that it will have the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued land development and operational activities beyond the current year, there is no guarantee such financing will be available.

Debt Summary

As of June 30, 2000, assets with a book value of $12,408,000 were encumbered by $6,541,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	6/30/00

Town Home Development Line	(a)	$ 460	P+1.5%	12/29/00	$ 111
Development Loan	(a)	1,300	P+1.5%	3/21/01	260
Operating Line of Credit	(b)	1,000	P+.5%	8/18/00	1,000
Land Note	(c)	732	0	10/28/01	732
Operating Line of Credit	(d)	4,400	P+1%	12/23/02	3,630
Land Development Loan	(e)	800	P+1%	10/01/01	272
Development Loan	(f)	800	P+1.5%	12/29/00	210
Other miscellaneous		2,921	Various	Various	368
		$ 12,413			$ 6,583
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(b)	This line of credit is for operating use.

(c)	The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot.

(d)	The loan provides an operating line of credit. Of the total loan, $1.4 million was used for fines relating to the wetlands settlement and $400,000 is reserved for interest payments on the line.

(e)	The note requires quarterly principal payments of $71,200. Principal curtailments are made from sales of individual lots in the amount of $17,800 per lot.

(f)	The note requires monthly interest payments.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At June 30, 2000, $2,249,000 is outstanding on this debt. Assets with a book value of $10,267,000 collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these statements.

Subsequent to the end of the quarter, the Company obtained a $1.6 million line of credit, $300,000 of which is reserved to cover interest costs.

Year 2000 Compliance Follow-up

As of June 30, 2000, IGC has not experienced any material problems relating to the year 2000 (Y2K) issues nor did the preparation for Y2K have a significant impact on IGC's results of operations for the year ended December 31, 1999.

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

The Company is exposed to certain financial market risks, the most being fluctuations in interest rates. Interest rate fluctuations are monitored by the Company's management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results of operations.

As of June 30, 2000, there have been no material changes in the Company's financial market risk since December 31, 1999 as reported in the Company's Annual Report on Form 10-K.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Sewer and Water Litigation

IGC, SCA, and SCC are involved in litigation with the County regarding the level of sewer and water connection fees that may be imposed. In addition, IGC and SCA are asserting claims against the County for refunds of excessive sewer and water fees. The history of this litigation is more fully described in previous filings, including the December 31, 1999 Form 10-K.

On October 6, 1999, the Court of Special Appeals upheld the Circuit Court's ruling with respect to sewer connection fees, but reversed its rulings with respect to water connection fees. The Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 in the Tax Court because of an "accord and satisfaction" as to refund claims before that date. The Maryland Court of Appeals subsequently denied further review of the case.

Meanwhile, SCA and IGC have commenced an action in the Maryland Tax Court for refunds of excessive connection fees. That Tax Court case is titled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., No. 1205, and was filed in February of 1997. It has been stayed pending the result of the appellate proceedings described herein.

The County has also filed two appeals raising the issue of whether IGC's and SCA's successors and assigns, including SCC and builders who purchased lots in the St. Charles communities, are entitled to the benefit of the reduced sewer connection fees provided for in the 1989 Settlement Agreement. The Circuit Court has ruled in favor if IGC, SCA, and SCC on this issue. The County's appeals are pending.

School Impact Fee Litigation

SCA and IGC also commenced actions in Maryland Tax Court, which is a state administrative agency, to recover excessive school impact fees already paid. These cases are entitled St. Charles Associates Limited Partnership, et al. v. Charles County, et al., Case Nos. 961 (filed March 1994), and 1038 (filed October 1994), and 99-MI-0083 (filed February 6, 1998). In those cases, SCA and IGC sought both repayment of excessive school impact fees paid to the County, as well as a ruling as to the nature of their rights to credits against school impact fees for school sites they have donated to the County. On November 22, 1999, the Court of Special Appeals ruled that SCA's and IGC's refund claims occurring before February 1993 had not been filed on a timely basis. Refund claims occurring after January 1993 are still pending.

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

On February 9, 1999, HUD issued a letter to the Company alleging that it was in violation of certain regulations regarding lead-based paint. The letter threatened penalties against the Company of $1,511,943. On June 9, 1999, HUD issued an administrative complaint seeking penalties. On September 9, 1999, HUD amended the complaint to include ARMC and IGC in addition to the Company and to seek $6.7 million in penalties from the group of defendants. HUD reduced the amount of the proposed penalty to $619,100 in its Penalty Brief dated November 24, 1999. Trial before an administrative law judge occurred on December 8-9, 1999 and post-hearing briefs were submitted on February 1, 2000. Further briefing was requested by order dated March 10, 2000, and those briefs were filed on March 28, 2000. An initial decision was issued on May 26, 2000, dismissing counts 1 and 8 of the complaint in their entirety; dismissing all but one of the alleged violations in each of counts 2 and 3; and sustaining the remaining counts in the complaint. The judge determined that all but two of the violations constituted failures to document disclosures, rather than failures to make disclosures under the Act. The judge then assessed a civil money penalty of $34,800. As neither party appealed the initial decision, the judge's determination is now final.

In addition, on July 15, 1999, HUD and the Department of Justice filed suit against ARMC and the Company in the U.S. District Court for the District of Columbia seeking declaratory and injunctive relief based upon the alleged violations. The action does not seek monetary damages but does seek remediation. Both parties to the litigation have filed motions for summary judgment. The judge issued a Memorandum Opinion and Order on March 30, 2000, denying the government's motion for summary judgment, granting in part and denying in part ARMC's motion for summary judgment, and denying ARMC's motion to dismiss. The sole remaining issue in the litigation is whether there are any continuing disclosure violations and whether an injunction should be issued if such violations are found. An initial status conference was held on June 22, and the judge issued an initial scheduling and procedures order. Discovery is ongoing and must be completed by January 12, 2001. An interim status conference will be held on November 16, 2000. Dispositive motions must be filed by February 16, 2001. A final status conference and settlement conference will be held on May 17, 2001 (if needed). Management believes that the government has no basis for obtaining injunctive relief and that the case will be resolved without the need for trial.

Other

On February 24, 2000 the Company and an officer of the Company were named as defendants in a claim by a private party alleging trespass and destruction of access to his property as a result of the construction of a county road in Charles County. The construction in question was completed by SCC, an ACPT subsidiary. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. As part of the 1998 restructure, any liability incurred by IGC or its previous officers as a result of actions undertaken by ACPT will be covered by an indemnification from ACPT. Management of both companies intends to vigorously defend itself against these allegations. While there can be no guarantee they will be successful, management believes the claims are without merit.

The Company is also engaged from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby disclosure would be required.
ITEM 2.	MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

10 (a)	Employment Agreement between Interstate General Company and Paul H. Dillon dated January 1, 2000	Filed herewith

10 (b)	Occupancy Agreement between Interstate General Company, L.P., and Pace Carbon Fuels, L.L.C. parties to Sublease dated April 5, 2000	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: August 11, 2000	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer and Director

Dated: August 11, 2000	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President and Director

Dated: August 11, 2000	By: /s/ Paul H. Dillon
Paul H. Dillon
Vice President and Chief Financial Officer