Form 10-Q
period 2000-09-30
INTERSTATE GENERAL CO L P
filed 2000-11-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

2,055,780 Common Shares

INTERSTATE GENERAL COMPANY L.P.
FORM 10-Q
INDEX
		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
	Consolidated Statements of Loss for the Nine months Ended September 30, 2000 and 1999 (Unaudited)	3
	Consolidated Statements of Loss for the Three Months Ended September 30, 2000 and 1999 (Unaudited)	4
	Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999 (Audited)	5
	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	7
	Notes to Consolidated Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three-Month Periods Ended September 30, 2000 and 1999	16
Item 3.	Qualitative and Quantitative Disclosure about Market Risk	22
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2	Changes in Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	25
	Signatures	26

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands, except per unit amounts) (Unaudited)
	2000	1999
Revenues
Land sales	$ 1,286	$ 899
Equity in earnings from partnerships	17	139
Miscellaneous income	38	256
Interest income	425	505
Total revenues	1,766	1,799
Expenses
Cost of land sales	1,162	1,021
Selling and marketing	-	15
General and administrative	1,275	1,420
Interest expense	588	279
Depreciation and amortization	39	45
Wetlands/lead-based paint litigation expense	5	588
Total expenses	3,069	3,368

Net loss before provision for minority interest	(1,303)	(1,569)
Minority interest	(1)	-
Net loss from Continuing Operations	(1,304)	(1,569)
Basic and fully diluted net loss from Continuing Operations per unit	$ (0.63)	$ (0.76)

Discontinued Operations:
Loss from discontinued operations	(1,032)	(900)
Loss on disposal of division	(700)	-
Net loss from Discontinued Operations	(1,732)	(900)
Basic and fully diluted net loss from Discontinued Operations per unit	$ (0.84)	$ (0.44)

Net loss	(3,036)	(2,469)
Basic and fully diluted net loss per unit	$ (1.48)	$ (1.20)

Net loss
General Partners	$ (30)	$ (25)
Limited Partners	(3,006)	(2,444)
	$ (3,036)	$ (2,469)
Weighted average shares outstanding	2,056	2,056

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS FOR THE THREE MONTHS ENDED SEPTEMBER 30, (In thousands, except per unit amounts) (Unaudited)
	2000	1999
Revenues
Land sales	$ 271	$ 287
Equity in earnings from partnerships	-	47
Miscellaneous income	-	105
Interest income	16	169
Total revenues	287	608
Expenses
Cost of land sales	256	320
Selling and marketing	-	3
General and administrative	575	374
Interest expense	254	112
Depreciation and amortization	14	15
Wetlands/lead-based paint litigation expense	(86)	8
Total expenses	1,013	832

Net loss before provision for minority interest	(726)	(224)
Minority interest	-	-
Net loss from Continuing Operations	(726)	(224)
Basic and fully diluted net loss per unit	$ (0.35)	$ (0.11)

Discontinued Operations:
Loss from discontinued operations	(448)	(489)
Loss on disposal of division	(700)	-
Net loss from Discontinued Operations	(1,148)	(489)
Basic and fully diluted net loss from Discontinued Operations per unit	$ (0.56)	$ (0.24)

Net loss	(1,874)	(713)
Basic and fully diluted net loss per unit	$ (0.91)	$ (0.35)

Net loss
General Partners	$ (18)	$ (7)
Limited Partners	(1,856)	(706)
	$ (1,874)	$ (713)
Weighted average shares outstanding	2,056	2,056

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	September 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Unrestricted	$ 271	$ 367
Restricted	207	136
	478	503
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	5,729	5,700
Brandywine, Maryland	7,905	7,884
Other locations	6,978	7,468
Notes receivable on lot sales and other	24	24
	20,636	21,076
Assets Related to Discontinued Operations
Homebuilding construction and land	2,358	4,404
Receivables and other	115	153
Property, plant and equipment, less accumulated depreciation of $435
and $578 as of September 30, 2000 and December 31, 1999, respectively	76	101
	2,549	4,658
Receivables & Other Assets
Receivables - Affiliates	7,212	10,501
Deferred costs regarding waste technology	5,827	4,306
Property, plant and equipment, less accumulated depreciation of $202
and $186 as of September 30, 2000 and December 31, 1999, respectively	252	219
	13,291	15,026

Total Assets	$ 36,954	$ 41,263

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	September 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)
Liabilities Related to Land Development
Recourse debt	$ 1,581	$ 1,928
Accounts payable, accrued liabilities and deferred income	313	259
	1,894	2,187
Liabilities Related to Discontinued Operations
Recourse debt	270	726
Accounts payable and accrued liabilities and deferred income	3,148	4,901
Other Liabilites	35	55
Reserve for completing discontinued operations	700	-
	4,153	5,682
Other Liabilities
Accounts payable and accrued liabilities	2,031	3,997
Loan payable - IBC and related entities	3,470	3,026
Notes payable	6,212	2,193
Accrued income tax liability-current	-	2,187
	11,713	11,403

Total Liabilities	17,760	19,272

Partners' Capital
General partners' capital	4,085	4,112
Limited partners' capital - 2,056 units issued and outstanding
as of both September 30, 2000 and December 31, 1999	15,109	17,879
Total partners' capital	19,194	21,991

Total Liabilities and Partners' capital	$ 36,954	$ 41,263

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands) (Unaudited)

	2000	1999
Cash Flows from Operating Activities
Net loss from continuing operations	$ (1,304)	$ (1,569)
Net loss from discontinued operations	(1,732)	(900)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	65	111
Equity in earnings from unconsolidated partnerships	(17)	(139)
Cost of land development and homebuilding	8,356	7,093
Homebuilding construction expenditures	(5,148)	(7,259)
Changes in other accounts receivable, and accounts payable	(2,235)	2,562
Loss on Disposal of Segment	(700)	-
Net cash used in operating activities	(2,715)	(101)

Cash Flows from Investing Activities
Investment in land improvements for future sales	(723)	(964)
Reimbursement of advances to development joint venture	-	1,360
Change in assets related to unconsolidated rental property partnerships	256	139
Change in restricted cash	(71)	41
Additions to deferred costs for waste technology	(1,300)	(1,569)
Changes in other assets	(318)	17
Net cash used in investing activities	(2,156)	(976)

Cash Flows from Financing Activities
Cash proceeds from debt financing	4,912	2,886
Loans net of repayments from IBC and other related entities	444	1,915
Payment of debt	(1,717)	(3,303)
Collections on note receivable	1,136	-
Distribution	-	(25)
Net cash provided by financing activities	4,775	1,473

Net (Decrease) Increase in Cash and Cash Equivalents	(96)	396
Cash and Cash Equivalents, Beginning of Year	367	33
Cash and Cash Equivalents, September 30	$ 271	$ 429

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
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

The Company is engaged in three primary lines of business. First, the Company develops residential and commercial land. Second, through its subsidiaries, IGC is engaged in the development of waste disposal projects that use environmentally superior technology. Third, through its wholly owned subsidiary American Family Homes, LLC ("AFH"), the Company builds semi-custom homes on a scattered site basis.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; single-family home lots in the Dorchester neighborhood of St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland and in Prince William County, Virginia; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; all of AFH; a note receivable of $7.145 million (principal and interest) payable by a subsidiary of American Community Properties Trust ("ACPT"); as well as fractional interests in Chastleton Apartment Associates (District of Columbia) and Coachman's Limited Partnership (Maryland). In addition, IGC owns all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees) is held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

A potential material change in status occurred with respect to one of IGC's real estate properties. The Pomfret property lies within Charles County Maryland's designated development district. However, the County Government is in the process of creating a new zoning category for deferred development, which includes the Pomfret property. This is an interim zone design to restrict development for a number of years. The Company is currently considering its options regarding this property. While the economic value of this property has been temporarily reduced by this development, management believes that there is sufficient remaining value and that no impairment has occurred.

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

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented informative and clear. These unaudited consolidated financial statements should be read, however, in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.
(2)	DISCONTINUED OPERATIONS

AFH has continued to lose money requiring substantial cash infusions to meet operating needs. Further, sales and construction starts decreased significantly during the third quarter. Management employed a number of different strategies to make AFH profitable. However, none was successful. Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes currently under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. This estimate is based on projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. A provision for this loss has been included under results from discontinued operations. Management believes closing AFH at this time is in the best interest of the Company.

AFH is currently focusing on completion of its remaining homes. It is accepting no new sales contracts. It is anticipated that the disposal date for AFH will occur approximately January 31, 2001 and that the last home settlement will occur by this date. Management expects that AFH will have no assets or liabilities remaining subsequent to that date. Refer to note 6 on page 15 for AFH segment reporting information.

Termination of AFH's homebuilding business will reduce operating losses and the cash burden on the company. It will enable management to focus on real estate and waste development activities. Management's long-term business plan is to use funds generated from real estate sales to fund and expand its waste project development activities.

(3)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P., which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	September 30,	December 31,
	2000	1999

Total assets	$ 10,980	$ 9,639
Total non-recourse debt	135	83
Total other liabilities	8,631	7,342
Total equity	2,214	2,214
Company's investment	7,905	7,884

At September 30, 2000, the Company held a 50% limited partnership interest and was the managing general partner of Brandywine Investment Associates, L.P. The partnership owns 277 acres of developable land in Brandywine, Maryland. This property is in the early stages of infrastructure development; therefore, the summary of operations and operating cash flows for Brandywine have been omitted from this presentation. The investment in this project is accounted for under the equity method of accounting and has been included on the balance sheet under assets related to land development, other locations. A portion of the investment balance is a note receivable in the amount of $4.635 million.

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships, which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	September 30,	December 31,
	2000	1999
Total assets	$ 24,891	$ 33,181
Total non-recourse debt	26,100	42,117
Total other liabilities	17,811	18,487
Total deficit	(19,020)	(27,423)
Company's investment	(578)	(834)

SUMMARY OF OPERATIONS:	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Total revenue	$ 3,378	$ 6,291	$ 1,159	$ 1,873
Net loss	(1,237)	(637)	(423)	(25)
Company's recognition of equity in earnings	17	139	-	47

SUMMARY OF OPERATING CASH FLOWS:	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Cash flows from operating activities	$ 239	$ 1,286	$ 43	$ 197
Operating cash distributions	-	-	-	(244)
Company's share of operating cash distributions	-	-	-	(68)

At December 31, 1999, IGC held interests in Chastleton Apartments Associates, Coachman's Limited Partnership, Headen House Associates Limited Partnership, Palmer Apartments Associates Limited Partnership, Wakefield Third Age Associates Limited Partnership, and Wakefield Terrace Associates Limited Partnership. As part of the 1998 restructuring, described in previous filings, the Company agreed to transfer its interest in the latter four of the properties to ACPT. This transfer occurred on February 7, 2000.

At September 30, 2000, the Company held General Partner interests in Chastleton Apartments Associates and Coachman's Limited Partnership. The partnerships own 404 rental units in 2 apartment complexes. The Company holds a general partner interest in these partnerships and generally shares in .0001% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority interest approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.

(4)	Debt

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at September 30, 2000 and December 31, 1999 (in thousands):
			Outstanding
	Maturity Dates From/To	Interest Rates* From/To	September 30, 2000	December 31, 1999

Related to land development:

Recourse debt	12/29/00/ 10/19/02	P+1%/ 10.1%	$ 1,581	$ 1,928

Related to homebuilding projects:

Recourse debt	Demand	P+1.5%	270	726

General:

Recourse debt	02/18/01/ 12/23/02	P+1%/ 10.99%	6,247	2,248

Related entity debt (1)	Demand	P+1.5%	3,470	3,026

Total Debt			$ 11,568	$ 7,928
*P =	Prime lending interest rate.
(1) =

Interstate Business Corporation and other related entities. Debt is secured by an interest in the note receivable due from an affiliate of ACPT. See management's discussion and analysis for further explanation.

As of September 30, 2000, the $1,581,000 of recourse debt related to land development assets is collateralized by $3,635,000 of land assets.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The Company is not subject to any material covenants requiring disclosure under these loan agreements.

Financing of $10,840,000 is available to develop the Brandywine project. As of September 30, 2000, $2,836,000 has been drawn to pay for infrastructure, single-family and townhome development costs. Assets with a book value of $10,782,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

Prior to the Restructuring, the Company was a borrower together with ACPT under a loan agreement with Banc One Capital Partners IV, LTD ("Banc One"). Subsequent to the Restructuring, the Banc One loan was assumed by American Land Development U.S., Inc. ("American Land"), a subsidiary of ACPT. Although IGC does not have the primary responsibility to make loan payments and the collateral for the loan consists solely of land held by American Land, IGC was not released as a borrower on the loan. ACPT has indemnified IGC against any losses related to a default on this loan. The outstanding loan balance at September 30, 2000 was $10,931,000.

(5)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:

		Nine Months Ended September 30,		Three Months Ended September 30,
		2000	1999	2000	1999
			(In thousands)
INCOME STATEMENT IMPACT

Interest and Other Income
Equus, Affiliate of IBC		$ 101	$ 101	$ 33	$ 33
LDA, Affiliate of ACPT		490	499	160	168
		$ 591	$ 600	$ 193	$ 201

General and Administrative Expense
IBC, general partner of IGC, accounting support services	(1)	-	135	-	45
Interstate General Properties ("IGP"), affiliate of ACPT
for tax support services	(2)	24	27	6	9
ARMC, affiliate of ACPT for support and other services	(3)	73	88	15	4
		$ 97	$ 250	$ 21	$ 58
Interest Expense
IBC, general partner of IGC		$ 194	$ 101	$ 63	$ 39
Affiliates of IBC	(4)	29	-	11	-
		$ 223	$ 101	$ 74	$ 39

		Balance September 30, 2000	Balance December 31, 1999
		(In thousands)
BALANCE SHEET IMPACT:

Other Assets
Receivables:
ACPT	(5)	$ -	$ 2,188
LDA, affiliate of ACPT, note receivable	(6)	7,145	8,154
		$ 7,145	$ 10,342

Other Liabilities
Advances, IBC, general partner of IGC	(7)	$ 2,920	$ 3,026
Advances, affiliates of IBC	(4)	550	-
Accounts payable to IGP for tax support services	(2)	60	36
Accounts payable to IGP for miscellaneous expenses	(8)	14	10
Accounts payable to ARMC for support services	(3)	104	46
		$ 3,648	$ 3,118
(1)

IBC provided IGC with administrative and accounting services during 1999. These fees were billed on a quarterly basis and, as of December 31, 1999, all fees for services rendered were paid. There have been no similar transactions in 2000.

(2)	During 1999 and ending August 31, 2000, IGP provided IGC with tax support services on a cost reimbursement basis.

(3)

During 1999 and through the third quarter of 2000, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services, as well as photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(4)

Through the third quarter of 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria, LP, affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. At September 30, 2000, the outstanding balance of working capital loans payable to Insular and Santa Maria, LP, including principal and interest, was $550,000.

(5)

In conjunction with the Distribution, ACPT assumed IGC's liability to pay income taxes for the period prior to the Distribution date. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes. All obligations were paid by ACPT during 2000.

(6)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from Land Development Associates ("LDA"), an affiliate of ACPT. At September 30, 2000, the outstanding balance was $7.145 million.

(7)

During 1999 and 2000 the Company received working capital advances from IBC. Beginning April 1, 1999 interest accrued at 1.5% over the prime rate subject to a 9% ceiling. The Company received additional funding from IBC in 2000. At September 30, 2000, the outstanding balance of working capital loans payable to IBC, including principal and interest was $2.920 million. These loans are secured by IGC's assignment of a corresponding amount of the LDA note receivable .

(8)	During 1999 and ending August 31, 2000, IGP paid for miscellaneous expenses on behalf of IWT on a cost reimbursement basis.
(6)	SEGMENT INFORMATION

IGC has three reportable segments: waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and homebuilding operations conducted by AFH, which have been discontinued. Refer to note 2 for further information on AFH.

The accounting policies of the segments are the same as those described in the December 31, 1999 financial statements included in the Company's Form 10-K. The following present the segment information for the nine months ended September 30, 2000 and 1999 (in thousands):

	Land and Other	Waste Technology	Home Building "Discontinued"	Inter-Segment Eliminations	Total
2000

Total Revenues	1,766	-	7,791	-	9,557
Interest income	425	-	8	-	433
Interest expense	588	-	14	-	602
Depreciation and amortization	39	-	26	-	65
Net loss	(1,304)	-	(1,732)	-	(3,036)
Total assets	55,882	3,182	2,549	(24,659)	36,954
Additions to long lived assets	723	1,300	-	-	2,023

	Land and Other	Waste Technology	Home Building	Inter-Segment Eliminations	Total
1999

Total Revenues	1,799	-	6,801	-	8,600
Interest income	505	-	1	-	506
Interest expense	279	-	36	-	315
Depreciation and amortization	43	2	66	-	111
Net loss	(1,567)	(2)	(900)	-	(2,469)
Total assets	54,271	4,235	6,789	(23,637)	41,658
Additions to long lived assets	964	1,569	-	-	2,533

The accounting policies of the segments are the same as those described in the December 31, 1999 financial statements. The following present the segment information for the three months ended September 30, 2000 and 1999 (in thousands):

	Land and Other	Waste Technology	Home Building	Inter-Segment Eliminations	Total
2000

Total Revenues	287	-	718	-	1,005
Interest income	16	-	3	-	19
Interest expense	254	-	3	-	257
Depreciation and amortization	14	-	7	-	21
Net loss	(726)	-	(1,148)	-	(1,874)
Total assets	55,882	3,182	2,549	(24,659)	36,954
Additions to long lived assets	83	318	-	-	401

	Land and Other	Waste Technology	Home Building	Inter-Segment Eliminations	Total
1999

Total Revenues	608	-	1,501	-	2,109
Interest income	169	-	1	-	170
Interest expense	112	-	10	-	122
Depreciation and amortization	15	-	20	-	35
Net loss	(224)	-	(489)	-	(713)
Total assets	54,271	4,235	6,789	(23,637)	41,658
Additions to long lived assets	1,011	219	-	-	1,230

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Nine months Ended September 30, 2000 versus 1999

Land Development Operations

Land development sales revenue increased 43% to $1,286,000 during the nine months ended September 30, 2000, compared to sales of $899,000 during the nine months ended September 30, 1999. The 2000 period reflects sales of 15 single family home lots as well as 32 town home lots, while the 1999 period reflects 21 single family sales and 11 town home lots. Seven of the 2000 single-family home lot sales occurred in the St. Mary's County, Maryland project of Westbury, with the remainder in the Dorchester neighborhood of St. Charles. Gross profit margins for these sales were 30% for the Westbury sales and 50% for the Dorchester sales. During 1999 the Westbury sales had gross profit margins of 16%; there were no sales in Dorchester. Twenty-six of the town home lot sales for 2000 were in the Montclair project in Prince William County, Virginia. The remainder occurred at the Westbury project. These town home lots were sold at essentially break even pricing. The cost basis of this property is high due to carrying costs capitalized over an extended holding period. While these lots are producing a book loss associated with their extended holding period, they continue to provide positive cash flow for the Company.

Homebuilding Operations (Discontinued)

Losses from discontinued homebuilding operations increased to $1,032,000 for the nine-month period ended September 30, 2000, compared to $900,000 during the nine-month period ended September 30, 1999. The increased loss occurred despite a 15% increase in revenue over the same period in 1999. The 2000 revenue increase was a result of increased home sales. In 2000, the Company sold 61 homes compared to 57 in 1999. There was a decrease in the gross profit margin for the nine-month period ended September 30, 2000 from 17% to 7%, compared to the nine-month period ended September 30, 1999. This decrease is the result of several factors including interest costs on homes that had extended construction periods due to weather delays. Included in sales are three speculative units that had extended holding periods. Please refer to note 2 on page 9 for further information.

General and Administrative Expense

General and administrative expenses decreased to $1,275,000 from $1,420,000 during the nine months ended September 30, 2000, compared to the same period for 1999. This decrease is largely due to a reduction in the number of stock appreciation rights that were forfeited by a departed employee. Consequently, the Company's potential liability relating to these rights has been reduced. In addition, costs have been significantly reduced relating to work that had previously been outsourced. The Company is making every effort to reduce overhead costs.

Wetlands and Lead-Based Paint Litigation Expense

Expenses relating to these lawsuits decreased to $5,000 during the nine months ended September 30, 2000, compared to $588,000 for the same period in 1999. This is largely a result of the decrease in legal fees. During the fourth quarter of 1999, the Company accrued $125,000 for anticipated legal fees and penalties associated with the lead-based paint litigation. In July of 2000, the Company paid $34,800 in penalties and over the course of the year have paid $79,125 charged to the accrual.

Interest Expense

Interest expense increased $279,000 to $588,000 for the nine months ended September 30, 2000, compared to $279,000 for the same period in 1999. The increase is due to an increase in debt outstanding during 2000, as well as higher interest rates.

For the Three Months Ended September 30, 2000 versus 1999

Land Development Operations

Community development land sales revenue decreased to $271,000 during the three months ended September 30, 2000, compared to sales of $287,000 during the three months ended September 30, 1999. The 2000 period reflects sales of 10 town home lots and two single-family lots, while the 1999 period reflects 10 lot sales. There were no single-family lot sales during the third quarter at Westbury due to diminished demand. Four of the town home lot sales occurred at the Montclair project with a gross profit margin of 14%. The other six town home lot sales were in Westbury with negative margins due to carrying costs. The cost basis of this property is high due to the extended holding period and carrying costs that were capitalized. While these lots are producing a book loss associated with their extended holding period, they continue to provide positive cash flow.

Homebuilding Operations (Discontinued)

Losses from discontinued homebuilding operations decreased to $448,000 for the three-month period ended September 30, 2000, compared to $489,000 during the three-month period ended September 30, 1999. The reduced loss is principally due to overhead costs as operations were phased out in Virginia and Columbia, South Carolina early in the quarter. Revenues from home sales decreased to $688,000, compared to $1,488,000 during the same three-month period in 1999. Please refer to note 2 on page XX for further information.

General and Administrative Expense

General and administrative expenses increased to $575,000 from $374,000 during the three months ended September 30, 2000, compared to the same period for 1999. This increase is the result of the increasing stock price during the third quarter and the impact that price has on outstanding stock appreciation rights. As of September 30, 2000, stock appreciation rights are valued at $222,000.

Wetlands - Lead-Based Paint Litigation Expense

For the three months ended September 30, 2000, the Company is reversing a previous accrual and reporting income of $86,000. At the end of 1999, the Company estimated and accrued $125,000 to settle lead-based paint matters. At this point, the cost of the final settlement is less than the accrual and adjustments have been recorded to account for the civil penalty and legal costs to date. In addition, there have been no expenses associated with the wetlands litigation as that matter was resolved in the fourth quarter of 1999.

Interest Expense

Interest expense increased $142,000 to $254,000 in the three months ended September 30, 2000, compared to $112,000 for the same period in 1999. The increase is due to an increase in debt outstanding during 2000 and the increased cost of borrowing.

Liquidity and Capital Resources

Cash and Cash equivalents were $271,000 and $367,000 respectively at September 30, 2000 and December 31, 1999.

IGC historically has met its liquidity requirements principally from cash flow generated from home and land sales, property management fees, distributions from residential rental partnerships, loans from affiliates, and from bank financing providing funds for development and working capital. In the coming months, the Company's principal need for liquidity will be normal business operating costs, development costs for IWT and CWT, cash requirements for AFH's wind-down and cessation of operations, funding the remediation work required under the wetland's settlement, and ongoing debt service of existing loans.

IGC's long-term success depends on IWT/CWT development of waste projects. These efforts require substantial capital. The Company intends to use proceeds from the sale of its real estate holdings to finance the development of waste projects. It is not likely that the Company will generate near term revenues from operations sufficient to cover general and administrative expenses plus the costs of developing its waste projects. While IGC's real estate portfolio has significant value, sale proceeds may not cover IGC's continuing expenses. It will be at least 12 months before a financial close can occur on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project. As a result, the Company must continue to borrow using its real estate assets as collateral to meet liquidity needs. As part of its financing effort, during the third quarter the Company closed a $1.6 million line of credit secured by various real estate parcels. In addition, the Company will rely on the partial collection of principal and interest relating to a note receivable in the amount of $7.145 million from an affiliate of ACPT over the remainder of the year. These collections will either be directly from that affiliate or as additional advances from IBC as more fully discussed below. Finally, the Company is aggressively marketing its real estate portfolio.

AFH has continued to lose money requiring substantial cash infusions to meet operating needs. Further, sales and construction starts decreased significantly during the third quarter. Management employed a number of different strategies in an effort to make AFH profitable. However, none was successful. As a result, the Board of Directors of IGC approved a plan to wind down and cease the operations of AFH following the completion of the 30 homes currently under construction. Accordingly, the results of operations for AFH are reported as discontinued operations. The Company estimates that it will incur a loss of $700,000 in closing down AFH. A provision for this loss has been included under results from discontinued operations. Management believes closing AFH at this time is in the best interest of the Company. Refer to note 2 on page 9 for further information.

Termination of AFH's homebuilding business will reduce operating losses and the cash burden on the company. It will enable management to focus on real estate and waste development activities. Management's long-term business plan is to use funds generated from real estate sales to fund and expand its waste project development activities.

The waste disposal plant development operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the approval process. CWT is currently pursuing a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. Both the Puerto Rican House and Senate recently passed enabling legislation for this project. The Governor signed the legislation on August 4, 2000. Permitting, licensing, and contractual activities will commence once a Certificate of Conformity, required by the legislation, is obtained. There can be no assurance that CWT will be awarded a contract to build and operate this facility or, if it is awarded such a contract, that it will be on terms which will allow CWT to go to financial closing.

The government of the U.S. Virgin Islands informed CWT on November 9, 2000 that it had been selected to negotiate contracts to build one or more facilities to process the Island's waste. CWT expects to begin contract negotiations within the next several weeks. Industry experience suggests that contracting and permitting could take approximately one year. CWT will work closely with the Virgin Islands' government and the U.S. Environmental Protection Agency to get to financial close and to begin construction expeditiously. While CWT believes these negotiations will be successful, there can be no assurance this will be so or that terms can be agreed upon which will allow CWT to go to financial closing.

Management cannot predict when, if at all, IWT/CWT will generate positive cash flow.

A balance due from an affiliate of ACPT totaled $8.321 million at March 31, 2000. During the second quarter of 2000, the Company collected $1.5 million of principal and interest on this note leaving a balance at September 30, 2000 of $7.145 million. In the meantime, IBC, IGC's general partner, has signed a working capital support agreement with IGC secured by IGC's interest in this note receivable. As of September 30, 2000, IBC and its affiliates had advanced $3.470 million including interest. Subsequent to the end of the quarter, IBC advanced an additional $1.5 million under this agreement. However, there is no assurance that IBC and its affiliates will be able to continue to fund IGC.

Management believes that the Company's real estate assets have sufficient value to enable the Company to finance development with conventional financing. The Company currently has development loans in place for its projects at Brandywine, Montclair, and the first section of Phase 2 at Westbury. Through the third quarter of 2000, 26 of 54 lots at Montclair were sold. In addition, 15 single-family lots were sold in the Westbury and Dorchester projects. Development activity is continuing in Brandywine, where the Company anticipates that the first home sales will occur in first quarter of 2001.

A potential material change in status occurred with respect to one of IGC's real estate properties. The Pomfret property lies within Charles County Maryland's designated development district. However, the County Government is in the process of creating a new zoning category for deferred development, which includes the Pomfret property. This is interim zoning designed to restrict development for a number of years. The Company is currently considering its options regarding this change. Until the zoning change becomes permanent, management is unable to say whether there has been economic impairment to the property.

Town Center South in St. Charles, Maryland remains the most valuable real estate asset the Company holds and management is aggressively marketing it.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $293,000 mature during the remainder of 2000. These loans relate to various real estate development ventures. The Company expects to fulfill these obligations through related property sales.

An integral component of the wetlands settlement is that it removed all development, sale and financing restrictions on 82 acres of semi improved commercial land in Town Center South, the heart of St. Charles. These sites are going to require additional fill dirt to bring them up to the proper grade so that they can be developed and sold. The fill dirt is located in areas designated as a remediation site by the Corp of Engineers. The Company plans to extract the fill from those areas to finish the development of the commercial parcels. As part of developing the commercial acreage, storm water management and water quality ponds will also be required. These ponds will be developed within the remediation area. The current estimated cost for these development activities is $1.957 million. The completion of these development activities will concurrently satisfy the remediation work required by the settlement agreement. Subsequent to the end of the quarter, the company signed a construction contract for this work and authorized the first phase to proceed. The cost for this phase is $500,000. Following the wetlands settlement, IGC closed a $4.4 million line of credit secured by Town Center South. Under the loan agreement, $1.4 million was used to fund penalties due under the wetlands settlement; $2.1 million has been used for operating expenses, $400,000 is reserved for interest costs, and $500,000 of the line will be used as a revolving source of financing to fund development costs, with the balance to come from anticipated land sales.

Management believes that it will have the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued land development and operational activities beyond the current year, there is no guarantee such financing will be available.

Debt Summary

As of September 30, 2000, assets with a book value of $13,226,000 were encumbered by $8,097,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	9/30/00

Town Home Development Line	(a)	$ 460	P+1.5%	12/29/00	$ 63
Development Loan	(a)	1,300	P+1.5%	03/21/01	260
Operating Line of Credit	(b)	1,000	P+.5%	02/18/01	1,000
Land Note	(c)	732	10%	10/28/01	732
Operating Line of Credit	(d)	4,400	P+1%	12/23/02	3,700
Land Development Loan	(e)	800	P+1%	10/1/01	295
Development Loan	(f)	800	P+1.5%	12/29/00	230
Operating Line of Credit	(b)	1,600	P+1%	07/01/02	1,322
Other miscellaneous		2,921	Various	Various	495
		$ 12,413			$ 8,097
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(b)	This line of credit is for operating use.

(c)	The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot.

(d)	The loan provides an operating line of credit. Of the total loan, $1.4 million was used for fines relating to the wetlands settlement and $400,000 is reserved for interest payments on the line.

(e)	The note requires quarterly principal payments of $71,200. Principal curtailments are made from sales of individual lots in the amount of $17,800 per lot.

(f)	The note requires monthly interest payments.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At September 30, 2000, $2,836,000 is outstanding on this debt. Assets with a book value of $10,782,000 collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these statements.

Prior to the Restructuring, the Company was a borrower together with ACPT under a loan agreement with Banc One Capital Partners IV, LTD ("Banc One"). Subsequent to the Restructuring, the Banc One loan was assumed by American Land Development U.S., Inc. ("American Land"), a subsidiary of ACPT. Although IGC does not have the primary responsibility to make loan payments and the collateral for the loan consists solely of land held by American Land, IGC was not released as a borrower on the loan. ACPT has indemnified IGC against any losses related to a default on this loan. The outstanding loan balance at September 30, 2000 was $10,931,000.

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

As of September 30, 2000, there have been no material changes in the Company's financial market risk since December 31, 1999 as reported in the Company's Annual Report on Form 10-K.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Sewer and Water Litigation

The sewer and water litigation is St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland). This case originally sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the County, St. Charles Community, LLC, IGC, and St. Charles Associates, LP ("SCA") are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC, and SCA all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. However, this decision does not affect SCA's and IGC's right under the 1989 Agreement to challenge subsequent sewer and water connection fee studies commissioned by the County. On October 19, 2000, the County submitted such a new sewer connection fee study (dated October 12, 2000) to SCA and IGC. SCA and IGC are in the process of reviewing the study and intend to challenge its validity under the 1989 Agreement.

The County has further appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. That appeal was argued before the Court of Special Appeals on November 1, 2000. A decision is pending.

Also pending are SCA's and IGC's claims for refunds of connection fee overpayments from May 15, 1992 to the present.

School Impact Fee Litigation

SCA and IGC filed actions in Maryland Tax Court, a state administrative agency, to recover excessive school impact fees already paid. These cases are St. Charles Associates Limited Partnership, et al. v. Charles County, et al., Case Nos. 961 (files March 1994), 1038 (filed October 1994), and 99-MI-0083 (filed February 6, 1998). In those cases, SCA and IGC sought both repayment of excessive school impact fees paid to the County, as well as a ruling as to the nature of their rights to credits against school impact fees for school sites they have donated to the County. On November 22, 1999, the Court of Special Appeals ruled that SCA's and IGC's refund claims accruing before February 1993 had not been filed on a timely basis. No further appellate review of this decision is contemplated.

Lead-Based Paint Litigation

IGC, American Rental Management Company ("ARMC"), a subsidiary of ACPT, Chastleton Apartments Associates ("Chastleton Associates") (a housing partnership in which IGC is the general partner), and Capitol Park Apartments Associates (the owner of an apartment complex managed by ARMC) received notification from the U.S. Department of Justice (the "Department") that they were alleged to be in violation of the Residential Lead-Based Paint Hazard Reduction Act of 1992 (the "Act"). A subsequent administrative complaint from the U.S. Department of Housing and Urban Development ("HUD") sought penalties in the millions of dollars for these alleged violations. The HUD administrative law judge ruled in the Company's favor on most counts following a two-day trial. The Company was assessed, and has paid, a civil money penalty of $34,800. The history of this litigation is more fully described in previous filings, including the December 31, 1999 Form 10K.

In addition, in July of 1999, the United States filed suit against ARMC and the Company in the U.S. District Court seeking declaratory and injunctive relief based upon the alleged violations. The parties' cross motions were granted in part and denied in part. The sole remaining issue in the litigation is whether there are any continuing disclosure violations and whether an injunction should be issued if such violations are found. After further discovery, the parties have agreed to a Stipulation of Dismissal with Prejudice, to be filed with the Court shortly.

Other

On February 24, 2000, IGC and one of its officers were named as defendants in a complaint alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC, a subsidiary of ACPT. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right-of-way to the county road. In an effort to reach a non-monetary resolution of this dispute, the parties and certain Charles County officials are engaged in settlement negotiations.

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby disclosure would be required.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

10 (a)	Lease Agreement between Interstate General Company, L.P. and Smallwood Village Associates, L.P. dated October 24, 2000	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: November 13, 2000	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer and Director

Dated: November 13, 2000	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President and Director

Dated: November 13, 2000	By: /s/ Paul H. Dillon
Paul H. Dillon
Vice President and Chief Financial Officer