Form 10-K
period 2000-12-31
INTERSTATE GENERAL CO L P
filed 2001-03-22
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000	Commission File Number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
Delaware (Exact name of registrant as specified in its charter)	52-1488756 (I.R.S. Employer Identification Number)
5160 Parkstone Drive, Suite 260-B Chantilly, Virginia 20151 (Address of principal executive offices)	(703) 263-1191 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Units representing assignment of beneficial ownership of Class A limited partnership interest and evidenced by beneficial assignment certificates ("Units")	American Stock Exchange Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 2001, the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $11.35.

Class A Units Outstanding at (date): 2,055,780 Class A Units

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K
Item
N/A

INTERSTATE GENERAL COMPANY L.P. 2000 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

	PART I
		Page

Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Market Prices and Distribution of Units	10
Item 6.	Selected Financial and Operating Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	13
Item 7a.	Qualitative and Quantitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	52

	PART III

Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Unit holders and Management	58
Item 13.	Certain Relationships and Related Transactions	59

	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	60

PART I

ITEM 1.	BUSINESS

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

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland and in Prince William County, Virginia; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; all of AFH; a note receivable of $7.305 million (principal and interest) payable by a subsidiary of American Community Properties Trust ("ACPT"); as well as fractional interests in Chastleton Apartment Associates (District of Columbia) and Coachman's Limited Partnership (Maryland). In addition, IGC owns all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees). These shares are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

The following summarizes the business operations and segments of IGC follows:

LAND DEVELOPMENT

IGC has extensive experience in developing planned communities, shopping centers, and other commercial and residential properties. The Company and its predecessors have developed land for more than 13,000 housing units, several shopping centers, and other commercial and retail uses.

The Company currently holds 152 acres in Towne Center South, St. Charles, Maryland. The property is zoned for commercial, retail, and office development. The Company is proceeding with plans for development of 82 acres, with the bulk of the remainder subject to a court-entered consent decree calling for the creation of wetlands.

The Company is planning to develop 610 of the 812 acre property in Pomfret, Maryland, known as Waverly. The plan calls for 50-60 estate lots in a gated equestrian community.

In addition, the Company is developing the 170-acre planned community of Westbury, located in Lexington Park, Maryland. The community is located in St. Mary's County, approximately one mile from the Patuxent River Naval Air Warfare Center. Development at Westbury includes town home and single-family lots. In March 1997, the Company entered into a contract to sell 52 of the town home lots to a third-party homebuilder. As of December 31, 2000, 13 of those town home lots remain to be purchased. In Westbury's final phase, consisting of approximately 250 single-family home lots, 63 have been developed, of which 40 have been sold and 23 are under contract. The other 187 lots remain to be developed.

In Prince George's County, Maryland, the Company is proceeding with the development of Phase One of the 277-acre mixed-use project known as Brandywine. IGC obtained building permits for the first phase of 48 single-family homes in December 1998. Lot development began in the spring of 2000.

Environmental Impact. Management believes that all current land development plans can be completed without a material adverse environmental impact and in compliance with government regulations.

Competition. IGC is subject to intense market competition in all its land sales and development activities. The Company believes it can compete successfully by offering well-located land for sale or land developed in a way that is attractive to the market.

INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed a wholly owned subsidiary, Interstate Waste Technologies, Inc. ("IWT"), to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second subsidiary, Caribe Waste Technologies, Inc. ("CWT"), was formed in Puerto Rico. CWT was established to perform waste disposal projects in the Caribbean.

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss Company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance partners offer to own, finance, build, and operate a plant for 25 or 30 years. Current alliance partners include the technology provider, Thermoselect, the designer and constructor, HDR/Zachary, and our plant operator, two subsidiaries of the Vivendi Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for Thermoselect domestic waste facilities in North America and the Caribbean.

In December 1998, CWT entered into a Host Community And Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement describes the basis on which CWT will enter into a contract to develop and construct a Thermoselect waste facility with a capacity of up to 3,000 tons per day to process waste from the metropolitan San Juan area. CWT announced on November 30, 2000 that it received a "Certificate of Conformity" from the Puerto Rico Solid Waste Management Authority. This will allow IGC's subsidiary, Caribe Waste Technologies (CWT), to begin permitting and other activities necessary to implement the project. CWT has now successfully obtained (1) a Host Community Agreement to locate the facility in the municipality of Caguas; (2) enabling legislation passed unanimously by the legislature and signed by the Governor; and (3) the required Certificate of Conformity. The next steps will be to prepare an Environmental Impact Statement and to obtain all necessary regulatory permits and licenses. Concurrently, CWT will begin discussions with the Solid Waste Management Authority, other involved government agencies, and the municipalities to be served by the facility. CWT will then negotiate long-term contracts for the delivery of solid waste and payment for its processing with the municipalities as well as industrial waste generators.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. The government of the U.S. Virgin Islands informed CWT on November 9, 2000 that it has been selected to negotiate contracts to build one or more facilities to process the Islands' waste. Contracting and financing activities are currently underway. Industry experience suggests that contracting and permitting activities could take approximately one year. CWT will work closely with the Virgin Islands' government and the U.S. Environmental Protection Agency to get to financial close and to begin construction expeditiously.

IWT is also pursuing projects in China, Chile, Costa Rica, Hong Kong, and elsewhere, all of which are in the exploratory stage.

Certain IWT/CWT costs have been capitalized and their recovery is dependent upon future revenues from the construction and operation of waste disposal plants. During 1999, IWT and CWT elected to write off $1,180,000 against costs incurred related to several waste development projects that the Company is still pursuing. While the Company believes there is sufficient interest to warrant continuing efforts, the probability of recovering the investment from future revenues from these projects is presently estimated to be less than 50%.

At December 31, 2000 and 1999, deferred costs regarding waste technology, net of direct write-offs, were $5,606,000 and $4,161,000, respectively. As of December 31, 2000, these deferred costs relate to Puerto Rico and Virgin Islands projects.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste disposal contracts throughout the United States and internationally. The competition uses a variety of methods with a wide range of costs available. Management believes IWT and CWT can provide superior facilities at a competitive price.

HOMEBUILDING (Discontinued)

AFH built semi-custom homes for homebuyers who own land or have land under contract. In 2000, AFH operated out of seven offices in Virginia, North Carolina, and South Carolina.

AFH has continued to lose money requiring substantial cash infusions to meet operating needs. Further, sales and construction starts decreased significantly during the third quarter of 2000. Management employed a number of different strategies to make AFH profitable, however, none were successful. Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $202,000 has been incurred through December 31, 2000. The estimate includes projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. A provision for this loss has been included under results from discontinued operations. Management believes closing AFH at this time is in the best interest of the Company.

Environmental Impact. Management believes that the Company's homebuilding operations are in compliance with governmental regulations.

GENERAL

Employees. IGC had 21 full-time employees as of December 31, 2000. All employees are based in the United States.

Significant Customers. No single customer accounted for more than 10% of IGC's revenues during the year ended December 31, 2000.

ITEM 2.	PROPERTIES

IGC owns real property in Charles County, Maryland; Prince George's County, Maryland; St. Mary's County, Maryland; Prince William County, Virginia; North Carolina; South Carolina, and Virginia.

As of December 31, 2000, the Company's community development land holdings consisted of the following:
Charles County, Maryland
Finished inventory -
Residential lots - Single-family homes	1
Commercial, office or light industrial acres	108
Pre-development Residential acres	812

St. Mary's County, Maryland
Finished inventory -
Residential lots - Town homes (13); Single-family homes (23)	36
Pre-development -	214
Residential lots

Prince George's County, Maryland
Pre-development acres	277

Prince William County, Virginia
Finished inventory -
Residential lots - Town homes	6

As of December 31, 2000, the Company's homebuilding inventory consisted of the following:

Virginia
Homes under construction - Single-family homes	3

North Carolina
Homes under construction - Single-family homes	8

South Carolina
Homes under construction - Single-family homes	3

ITEM 3.	LEGAL PROCEEDINGS

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, L.P. ("SCA"), and James J. Wilson, the Company's chairman and chief executive officer, charging them with criminal and civil violations of Section 404 of the U.S. Clean Water Act ("CWA") relating to placing fill materials without a permit into wetlands within the jurisdiction of the U.S. Corps of Engineers. In November 1999 the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000 and agreed to complete within 24 months, a remediation plan covering certain land in Town Center South and in another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's chairman and chief executive officer, were dismissed.

On March 9, 2001, the Company and SCA filed a petition and motion with the United States District Court for the District of Maryland seeking to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County, v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under this new jurisdictional line, the Company and SCA maintain that their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motions to vacate the consent decree. The court has not set a date for a hearing on the motions.

Sewer and Water Litigation

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland), the plaintiffs sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the County, St. Charles Community, LLC, IGC, and SCA, are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC, and SCA all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. However, this decision does not affect SCA's and IGC's right under the Settlement Agreement to challenge subsequent sewer and water connection fee studies commissioned by the County. On October 19, 2000, the County submitted such a new sewer connection fee study (dated October 12, 2000) to SCA and IGC. SCA and IGC have filed objections to that study and intend to challenge its validity under the Settlement Agreement.

The County has further appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a Covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. On January 18, 2001, the County filed a petition for writ of certiorari with the Court of Appeals seeking review of this decision.

Also pending are SCA's and IGC's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.

Other

On February 24, 2000, IGC and one of its officers were named as defendants in a complaint filed in state court alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC, a subsidiary of ACPT. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right-of-way to the county road. The defendants in that case, including IGC, have filed a motion to dismiss the second and third counts, and that motion is scheduled for argument on March 19, 2001. In the meantime, in an effort to reach a non-monetary resolution to this dispute, the parties and certain Charles County officials have been engaged in settlement negotiations.

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact of the financial condition or results of operations of the Company.

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

	Cash Distributions		Price Range of IGC Units
	Total (in thousands)	Per Unit	High	Low
2000 Quarter:
Fourth	$ -	$ -	$11 1/8	$9 5/8
Third	-	-	10 7/8	6
Second	-	-	7 3/8	6 3/8
First	-	-	7 1/2	5 7/8

1999 Quarter:
Fourth	$ -	$ -	$8	$7 1/8
Third	-	-	5 3/4	5
Second	-	-	5 15/16	4 7/8
First	-	-	6 1/8	5 3/8

On October 5, 1998, in conjunction with the Distribution of assets, the Company issued ACPT shares to its unit holders. On that date, each unit holder received one share of ACPT for every two units of IGC owned.

At close of business on March 9, 2001, there were 90 IGC unit holders of record. As of March 12, 2001, the closing price reported by the American Stock Exchange was $11.35 per unit.

IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC unit holders. During the years ended December 31, 2000 and 1999, IGC had taxable (loss) of ($2,806) and ($1,695) respectively, or ($1.37) and ($.82) respectively, per unit.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth combined financial and operating data for IGC. The following selected statement of income and balance sheet data have been extracted from the audited consolidated financial statements of IGC for each of the years in the five-year period ended December 31, 2000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations.") This information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related footnotes.

SELECTED FINANCIAL AND OPERATING DATA
	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per unit amounts)
Income Statement Data

Revenues
Land sales (a)	$ 2,262	$ 1,132	$ 13,446	$ 10,357	$ 11,576
Equity in earnings-gaming properties	-	-	549	-	-
Equity in earnings-partnerships and
development fees	39	193	1,149	1,671	16,609
Rental/Investment property revenues		-	6,693	8,737	7,577
Management and other fees	-	-	2,518	3,775	4,816
Interest and other income	652	967	1,112	956	989
Total Revenue (b)	$ 2,953	$ 2,292	$ 25,467	$ 25,496	$ 41,567

Wetlands/Lead-based paint litigation expense	(2)	934	26	1,772	973
Other expenses	5,191	4,833	22,828	26,381	27,563
Income taxes	-	-	740	606	3,634
Minority interest	3	-	446	439	306
Net (loss) income from continuing operations	(2,241)	(3,322)	1,427	(3,702)	9,091	(c)
Net (loss) income from discontinued operations	(1,732)	(1,221)	(909)	117	754
Total net (loss) income	(3,973)	(4,543)	518	(3,585)	9,845
Basic and fully diluted net (loss) income
per unit	(1.91)	(2.19)	0.25	(1.72)	4.75	(c)
Cash distributions per unit	-	-	0.10	-	0.55

(a) Includes sales to affiliates	-	-	1,179	3,367	9,086
(b) Distribution of assets to ACPT occurred in October 1998
(c) Includes a $932,000 or $.45 per unit reduction for the extraordinary item-early extinguishment of debt.

SELECTED FINANCIAL AND OPERATING DATA
	As of December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Balance Sheet Data
Assets related to waste technology projects	$ 5,821	$ 4,383	$ 3,557	$ 3,023	$ 2,493
Assets related to land development	20,335	21,076	23,670	82,509	83,085
Assets related to discontinued operations	1,374	4,646	3,099	2,573	2,491
Assets related to rental/investment properties	-	-	46	47,291	52,698
Total	$ 27,530	$ 30,105	$ 30,372	$ 135,396	$ 140,767

Debt related to waste technology projects
Recourse	$ 188	$ 193	$ 199	$ 204	$ 209
Debt related to land development
Recourse	$ 1,171	$ 1,928	$ 2,633	$ 35,176	$ 34,077
Non-recourse	-	-	-	2,295	2,153
Debt related to discontinued operations
Recourse	303	726	740	159	502
Debt related to rental/investment properties	-	-
Recourse	-	-	-	969	1,139
Non-recourse	-	-	-	39,101	39,508
Total	$ 1,662	$ 2,847	$ 3,572	$ 77,904	$ 77,588

Partners' Capital	$ 18,257	$ 21,991	$ 27,391	$ 43,288	$ 46,594

	As of December 31,
	2000	1999	1998	1997	1996
Operating Data
Community Development
Residential lots sold	80	43	417	250	523
Residential lots used by Company's home
building operations	-	-	-	5	27
Residential lots used in joint venture operations	-	-	102	21	-
Residential lots transferred to Company's rental
property operations	-	-	-	-	-
Commercial and business park acres sold	-	-	39	17	5
Undeveloped acres sold	-	-	-	381	-
Home building
New contracts for sale, net of cancellations	26	76	46	73	67
Number of homes sold	80	82	67	112	156
Backlog at end of period	14	76	92	58	68
Property Management
Rental apartment units managed at end of period	-	-	-	8,139	8,139

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective October 5, 1998, the Company distributed the majority of its real estate development business to ACPT. As a result, the Company's historical results of operations for 2000 and 1999 are not comparable with the results of operations for 1998. Accordingly, the unaudited pro forma results for 1998 have also been presented as if the Distribution had been completed on January 1, 1998. This information is provided for purposes of completing the Management's Discussion and Analysis and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part II, Item 8 which show the historical operations of the Company.

INTERSTATE GENERAL COMPANY L.P. PRO FORMA CONSOLIDATED STATEMENTS OF (LOSS) INCOME (In thousands, except per Unit amounts)

	Years Ended December 31,
	2000	1999	1998
	(Historic)	(Historic)	(Proforma)
Revenues
Land sales	$2,262	$1,132	$ 492
Equity in earnings from partnerships and developer fees	39	193	146
Equity in earnings from gaming properties	-	-	549
Interest and other income	652	967	1,285
Total revenues	$2,953	$2,292	$ 2,472

Expenses
Cost of land sales	$1,993	$1,171	$ 810
Selling and marketing	-	15	-
General and administrative	2,236	1,894	458
Interest expense	907	357	219
Depreciation and amortization	57	63	90
Wetlands/lead-based paint litigation expense	(2)	934	26
Write-off of deferred project costs	-	1,180	1,191
Total expenses	$5,191	$5,614	$ 2,794

Loss before provision for income taxes	(2,238)	(3,322)	(322)
Provision for income taxes	-	-	158
Loss before minority interest	(2,238)	(3,322)	(480)
Minority interest	3	-	(44)
Net Loss from continuing operations	$ (2,241)	$ (3,322)	$ (436)

Discontinued operations
Loss from discontinued operations	$ (1,032)	$ (1,221)	$ (869)
Loss on disposal of division	(700)	-	-
Net loss from discontinued operations	$ (1,732)	$ (1,221)	$ (869)

Total net loss	$ (3,973)	$ (4,543)	$ (1,305)

The accompanying notes are an integral part of these consolidated statements.

Historic for the year ended December 31, 2000 versus 1999

Land Development Operations

Land development sales revenue increased 99.8% to $2,262,000 during the twelve months ended December 31, 2000, compared to sales of $1,132,000 during the twelve months ended December 31, 1999. The 2000 period reflects sales of 26 single family home lots as well as 54 town home lots, while the 1999 period reflects 24 single family sales and 19 town home lots. Fourteen of the 2000 single-family home lot sales occurred in the Dorchester neighborhood of St. Charles, the remaining sales occurred in St. Mary's County, Maryland at the Westbury project. Gross profit margins for these sales were 59% for the Dorchester sales and 26% for the Westbury sales. During 1999 there were no comparable sales at Dorchester and the Westbury gross profit margin was 26% in 1999.

In addition to the single family lot sales, there were sale of 54 town home lots in 2000 compared to 19 in 1999. Forty eight of the town home lot sales for 2000 were in the Montclair project in Prince William County, Virginia. The remainder occurred at the Westbury project. These town home lots were sold at essentially break even pricing. The cost basis of this property is high due to carrying costs capitalized over an extended holding period. While these lots are producing a book loss associated with their extended holding period, they continue to provide positive cash flow for the Company.

Homebuilding Operations (Discontinued)

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss on disposal of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $202,000 has been incurred through December 31, 2000, at which time 14 homes remained under construction. As such, results are not readily comparable between 2000 and prior years. Please refer to note 3 in the accompanying notes to the consolidated financial statements for further information regarding discontinued operations.

Revenue from discontinued operations increased 4% to $9,916,000 during 2000 compared to $9,536,000 during 1999. However, gross margins per house declined significantly to 7% in 2000 compared to 15% in 1999. This decrease was the result of a variety of factors; all of which led to the decision to discontinue operations.

Equity in Earnings from Partnerships and Developer Fees

Equity in earnings decreased $149,000 to $39,000 during the twelve months ended December 31, 2000, compared to $193,000 during 1999. This decrease was the result of IGC transferring four apartment complex partnerships to ACPT in accordance with the October 1998 restructuring agreement. Please refer to note 2 for further information.

Interest and Other Income

Interest and other income declined 36% to $652,000 during the 12 months ended December 31, 2000, compared to $967,000 during 1999. The decrease is the result of declining interest income on notes receivable due to principal curtailments received in 2000.

Interest Expense

Interest expense increased 154% to $907,000 during 2000, compared to $357,000 in 1999. The increase is a result of continued borrowings as well as higher interest rates.

General and Administrative

General and administrative costs increased 18% to $2,236,000 in 2000, compared to $1,894,000 in 1999. The increase is the result of increased waste project development efforts, including $285,000 in China.

Historic for the year ended December 31, 1999 versus Pro forma 1998

Land Development Operations

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

Homebuilding Operations (Discontinued)

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

Equity in Earnings from Partnerships and Developer Fees

Equity in earnings increased $42,000 to $193,000 during the twelve months ended December 31, 1999, compared to $146,000 during 1998. This increase was primarily due to an increase in occupancy at one of the investment properties, from 83% in 1998 to 92% in 1999.

Interest Expense

Interest expense increased $138,000 to $357,000 during 1999, compared to $219,000 in 1998. The increase is a result of continued borrowings as well as higher interest rates.

General and Administrative Expense

General and administrative expenses increased 314% to $1,894,000 during the twelve months ended December 31, 1999, compared to $458,000 during the same period of 1998. This increase is a result of multiple factors. As part of the restructuring with ACPT, most of the Company's internal support personnel transferred to ACPT. As a result, significant outsourcing costs were incurred while a new management team was assembled. In addition, accounting and consulting costs were higher than normal due to issues relating to the restructuring. Included in the increase is approximately $285,000 of additional expense associated with stock appreciation rights (see Option, Appreciation Right and Warrants discussion beginning on page 44) held by various members of management brought on by a 40% increase in IGC's unit price and the issuance of 100,000 units in connection with the Employee's Unit Incentive Plan. In addition, American Family Homes accounted for $340,000 of the increase due to reorganizing and the hiring of a new president.

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

Write-off of Deferred Project Cost

In 1999, the Company wrote off $1,180,000 of deferred project costs related to various waste technology projects. In determining the amount of the reserve, management elected to write off projects where it believes there is a less than 50% probability of obtaining a waste disposal contract. In 1998, the Company wrote off $1,191,000 of deferred project costs related to the waste technology project in Bridgeport, Connecticut.

Liquidity and Capital Resources

Cash and Cash equivalents were $517,000 and $367,000 respectively at December 31, 2000 and December 31, 1999.

IGC historically has met its liquidity requirements principally from cash flow generated from home and land sales, distributions from residential rental partnerships, loans from affiliates, and from bank financing providing funds for development and working capital. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, development costs for IWT and CWT, land development activities, cash requirements for AFH's wind-down, cessation of operations and continuing warranty costs, and ongoing debt service of existing loans.

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company intends to use proceeds from the sale of its real estate holdings to finance all or a portion of the development of solid waste projects. It is not likely that the Company will generate near-term revenues from real estate sales sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It will be at least December 2001 before a financial close could occur on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project. As a result, the Company must continue to borrow using its real estate assets as collateral to meet liquidity needs. For example, during the third quarter, the Company closed a $1.6 million line of credit secured by various real estate parcels. In addition, the Company anticipates relying on the collection of principal and interest relating to a note receivable from an affiliate of ACPT over the remainder of the year. These collections will either be directly from that affiliate or as additional advances from IBC as more fully discussed below.

The Company is aggressively marketing its real estate portfolio. Management is in negotiations with potential purchasers on several of its largest parcels. There is no assurance a sale will be consummated or when any particular property will be sold.

During 2000, AFH continued to lose money requiring substantial cash infusions to meet operating needs. The Board of Directors of IGC approved a plan to wind down and cease the operations of AFH following completion of all existing homes under construction. Fourteen homes remained under construction at year-end. Accordingly, the results of operations for AFH are reported as discontinued operations. The Company estimates that it will incur a loss of $700,000 in closing down AFH. Through December 31, 2000, the Company incurred $202,000 of this amount. A provision for the remaining estimated loss has been included under results from discontinued operations. Refer to note 3 on page 33 for further information.

Termination of AFH's homebuilding business will reduce operating losses and the cash burden on the Company. It will also enable management to focus on real estate development and waste development activities.

The waste disposal plant development operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting, and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the approval process. CWT is currently pursuing a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. In November, the Company announced that its proposed facility received a "Certificate of Conformity" from the Puerto Rico Solid Waste Management Authority. This will allow CWT to begin contracting and other activities necessary to implement the project. The next steps will be to obtain all necessary regulatory permits and licenses and begin discussions with the Solid Waste Management Authority, other involved governmental agencies, and municipalities to be served by the facility. CWT then expects to negotiate long-term contracts for the delivery of solid waste and payment for its processing services. The target date for completion of all of these activities is the first quarter of 2002. There can be no assurance that CWT will be able to reach agreement on contracts necessary to build and operate this facility or, if it does, that the contracts will be on terms which will allow CWT to go to financial closing.

The government of the U.S. Virgin Islands informed CWT on November 9, 2000 that it had been selected to negotiate contracts to build one or more facilities to process the Island's solid waste. CWT has begun negotiations with government officials and their advisors. Industry experience suggests that contracting and permitting could take approximately nine months to one year. CWT will work closely with the Virgin Islands' government to obtain required permits, structure the project to get to financial close, and begin construction expeditiously. While CWT believes these negotiations will be successful, there can be no assurance this will be so or that terms can be agreed upon which will allow the project to go to financial closing.

Management cannot predict when, if at all, IWT/CWT will generate positive cash flow.

A balance due from an affiliate of ACPT totaled $8.321 million at March 31, 2000. During the second quarter of 2000, the Company collected $1.5 million of principal and interest on this note leaving a balance at December 31, 2000 of $7.305 million. In the meantime, IBC, IGC's general partner, has signed a working capital support agreement with IGC secured by IGC's interest in this note receivable. As of December 31, 2000, IBC and its affiliates had advanced $5.074 million including interest. Subsequent to the end of the year, IBC advanced an additional $580,000 under this agreement. IBC has expressed a willingness to advance funds under this support agreement in excess of the note securing the advances. However, there is no assurance that IBC and its affiliates will be able to continue to fund IGC. Neither IBC nor its affiliates generate sufficient cash flow from operations to advance the capital necessary to fund the needs of IGC. The ability of IBC and its affiliates to advance cash to IGC is dependent upon the ability to successfully close the sale or refinancing of certain assets.

Management believes that the Company's real estate assets have sufficient value to enable the Company to finance development with conventional financing. The Company currently has development loans in place for its projects at Brandywine and the first section of Phase 2 at Westbury. During 2000, 48 of 54 lots at Montclair were sold and the development financing repaid in full. In addition, 26 single-family lots were sold in the Westbury and Dorchester projects. Infrastructure development activity is continuing in Brandywine. The Company is presently negotiating with several homebuilders and expects the first lot sales to occur in the second quarter of 2001.

Town Center South in St. Charles, Maryland remains the most valuable real estate asset the Company holds and management is aggressively marketing it.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $2,507,000 mature during 2001. The Company has already obtained a commitment for a six-month extension of its $1 million operating line of credit, which is included in the preceding amount. The remainder of these loans relate to various real estate development ventures. The Company expects to fulfill these obligations through related property sales.

Management believes that it will have the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued land development and operational activities beyond the current year, there is no guarantee such financing will be available.

Debt Summary

As of December 31, 2000, assets with a book value of $12,814,000 were encumbered by $8,052,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	12/31/00

Town Home Development Line	(a)	$ 460	P+1.5%	12/29/01	$ 63
Development Loan	(a)	1,300	P+1.5%	09/30/01	125
Operating Line of Credit	(b)	1,000	P+.5%	08/18/01	1,000
Land Note	(c)	732	10%	10/28/01	732
Operating Line of Credit	(d)	4,400	P+1%	12/23/02	4,004
Development Loan	(e)	800	P+1.5%	09/30/01	250
Operating Line of Credit	(b)	1,600	P+1%	07/01/02	1,357
Other miscellaneous		2,814	Various	Various	520
		$ 13,106			$ 8,051
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(b)	This line of credit is for operating use.

(c)	The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot.

(d)	The loan provides an operating line of credit. Of the total loan, $1.4 million was used for fines relating to the wetlands settlement and $400,000 is reserved for interest payments on the line.

(e)	The note requires monthly interest payments.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project of which $3,116,000 was outstanding at December 31, 2000. Assets with a book value of $11,455,000 collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these statements.

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
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate (In thousands)
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value December 31, 2000

Long-term debt, including current portions:
Fixed rate debt - principal	$ 765	$ 9	$ 8	$ 9	$ 157	$ 5,074	$ 6,022	$ 3,412
Fixed rate debt - interest	518	457	457	457	457	1,636	$ 3,982
Average interest rate	10.00%	9.19%	9.50%	9.50%	9.50%	9.50%	9.53%	9.53%

Variable rate debt - principal	1,742	5,362	-	-	-	-	$ 7,103	$ 7,103
Variable rate debt - interest	555	457	-	-	-	-	$ 1,013
Average interest rate	9.57%	9.56%	0.00%	0.00%	0.00%	0.00%	9.57%	9.57%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Partners of

Interstate General Company L.P.:

We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of (loss) income, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included on page 51 of the Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
ARTHUR ANDERSEN LLP

Vienna, Virginia

March 16, 2001

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF (LOSS) INCOME (In thousands, except per unit amounts)
	YEARS ENDED DECEMBER 31,
	2000	1999	1998
Revenues
Land sales	$ 2,262	$ 1,132	$ 13,446
Rental/Investment property revenues	-	-	6,693
Equity in earnings from partnerships and developer fees	39	193	1,149
Equity in earnings from gaming properties	-	-	549
Management and other fees, substantially all from related entities	-	-	2,518
Interest and other income	652	967	1,112
Total revenues	$2,953	$2,292	$ 25,467

Expenses
Cost of land sales	$1,993	$1,171	$ 8,189
Selling and marketing	-	15	17
General and administrative	2,236	1,894	4,746
Interest expense	907	357	2,596
Rental properties operating expense	-	-	2,748
Depreciation and amortization	57	63	1,510
Wetlands/lead-based paint litigation expense	(2)	934	26
Write-off of deferred project costs	-	1,180	1,191
Spin-off costs	-	-	1,831
Total expenses	$5,191	$5,614	$ 22,854

(Loss) income before provision for income taxes	(2,238)	(3,322)	2,613
Provision for income taxes	-	-	740

(Loss) income before minority interest	(2,238)	(3,322)	1,873
Minority interest	3	-	446
Net (Loss) income from continuing operations	$ (2,241)	$ (3,322)	$ 1,427

Basic and Fully Diluted Net (Loss) Income per unit
from continuing operations	$ (1.08)	$ (1.60)	$ 0.69

Discontinued operations
Loss from discontinued operations	$ (1,032)	$ (1,221)	$ (909)
Loss on disposal of division	(700)	-	-
Net loss from discontinued operations	$ (1,732)	$ (1,221)	$ (909)

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(CONTINUED)
(In thousands, except per Unit amounts)

	YEARS ENDED DECEMBER 31,
	2000	1999	1998

Basic and Fully Diluted Net Loss per unit
from discontinued operations	$ (0.83)	$ (0.59)	$ (0.44)

Total Net (Loss) Income	$ (3,973)	$ (4,543)	$ 518

Basic and Fully Diluted Net (Loss) Income per unit	$ (1.91)	$ (2.19)	$ 0.25

Net (Loss) Income
General Partners	$ (40)	$ (45)	$ 5
Limited Partners	(3,933)	(4,498)	513
	$ (3,973)	$ (4,543)	$ 518

Weighted Average Units Outstanding	2,055	2,055	2,044

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	DECEMBER 31,
	2000	1999
Cash and Cash Equivalents
Unrestricted	$ 517	$ 367
Restricted	211	136
	$ 728	$ 503
Assets Related to Waste Technology Projects
Deferred Costs	$ 5,606	$ 4,161
Property, plant and equipment less accumulated depreciation
of $170 and $159 as of December 31, 2000 and 1999, respectively	210	203
Other assets	5	19
	$ 5,821	$ 4,383
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	$ 6,010	$ 5,700
Brandywine, Maryland	7,935	7,967
Other Maryland and Virginia locations	6,295	7,385
Notes receivable on lot sales and other	46	24
	$ 20,286	$ 21,076
Assets Related to Discontinued Operations
Homebuilding construction and land	$ 1,243	$ 4,404
Property, plant, and equipment less accumulated depreciation
of $106 and $578 as of December 31, 2000 and 1999, respectively	27	101
Receivables and other	104	141
	$ 1,374	$ 4,646
Receivables & Other Assets
Receivables	$ 108	$ 159
LDA note receivable	7,305	8,154
American Land receivable - accrued income tax	-	2,188
Other assets - deposits and prepaids	208	138
Property, plant and equipment, less accumulated depreciation of
$21 and $16 as of December 31, 2000 and 1999, respectively	41	16
	$ 7,662	$ 10,655

Total Assets	$ 35,871	$ 41,263

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	DECEMBER 31,
	2000	1999
Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 310	$ 391
Mortgages and notes payable	188	193
	$ 498	$ 584

Liabilities Related to Land Development
Recourse debt	$ 1,171	$ 1,928
Accounts payable and accrued liabilities	272	259
	$ 1,443	$ 2,187

Liabilities Related to Discontinued Operations
Recourse debt	$ 303	$ 726
Accounts payable, accrued liabilities, and deferred revenue	1,508	4,956
Mortgage and notes payable	28	55
Reserve for completing discontinued operations	498	-
	$ 2,337	$ 5,737
Other Liabilities
Accounts payable and accrued liabilities	$ 1,901	$ 3,551
Loan payable-IBC and related entities	5,074	3,026
Notes payable	6,361	2,000
Accrued income tax liability-current	-	2,187
	$ 13,336	$ 10,764

Total Liabilities	$ 17,614	$ 19,272

Partners' Capital
General partners' capital	$ 4,075	$ 4,112
Limited partners' capital; 2,055 units
issued and outstanding as of December 31, 2000
and December 31, 1999	14,182	17,879
Total partners' capital	$ 18,257	$ 21,991

Total Liabilities and Partners' Capital	$ 35,871	$ 41,263

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (In thousands)
	General Partners' Capital	Limited Partners' Capital	Total
BALANCES, December 31, 1997	$ 4,345	$ 38,943	$ 43,288
Net Income	5	513	518
Cash Distributions	(22)	(207)	(229)
Issuance of warrants	3	265	268
Distribution of ACPT shares to unitholders	(165)	(16,289)	(16,454)

BALANCES, December 31, 1998	$ 4,166	$ 23,225	$ 27,391
Net Loss	(45)	(4,498)	(4,543)
Distributions to unitholders	-	(25)	(25)
Distribution of St. Charles land	(8)	(824)	(832)

BALANCES, December 31, 1999	$ 4,113	$ 17,878	$ 21,991
Net Loss	(40)	(3,933)	(3,973)
Distributions to unitholders	2	237	239

BALANCES, December 31, 2000	$ 4,075	$ 14,182	$ 18,257

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWELVE MONTHS ENDED DECEMBER 31, (In thousands)

	2000	1999	1998
Cash Flows from Operating Activities
Net (loss) income from continuing operations	$ (2,241)	$ (3,322)	$ 1,427
Net loss from discontinued operations	$ (1,032)	$ (1,221)	$ (909)
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	57	138	1,519
Equity in earnings from gaming properties	-	-	(549)
Equity in losses from unconsolidated partnerships	(17)	(188)	(788)
Distributions from unconsolidated partnerships	-	-	1,912
Cost of land development and homebuilding	11,756	10,157	14,885
Homebuilding construction expenditures	(6,602)	(10,788)	(7,379)
Equity in loss from home building joint venture	-	-	(385)
Write-off of deferred project cost	-	1,180	1,191
Collection of fines	-	-	3,212
Changes in other accounts receivable and accounts payable	(4,639)	3,775	2,549
Loss on disposal of segment	(700)	-	-
Net cash (used in) provided by operating activities	$ (3,418)	$ (269)	$ 16,685

Cash Flows from Investing Activities
Investment in land improvements for future sales	(1,181)	(1,460)	(12,197)
Reimbursement of advances to development joint venture	-	1,360	-
Change in assets related to unconsolidated rental property	256	188	157
Change in restricted cash	(75)	(11)	(2,083)
Additions to operating properties, net	-	-	(780)
Additions to deferred costs - waste technology projects	(1,445)	(2,016)	(1,638)
Changes in other assets	(53)	(729)	1,308
Collection on LDA note receivable	868	-	-
Net cash used in investing activities	$ (1,630)	$ (2,668)	$ (15,233)

Cash Flows from Financing Activities
Cash proceeds from debt financing	5,402	4,431	13,878
Loans from IBC and other related entities	2,047	2,489	537
Payment of debt	(2,252)	(3,624)	(15,340)
Distributions	-	(25)	(229)
Issuance of warrants	-	-	268
Purchase of minority interest in subsidiary	-	-	(3,100)
Net cash provided by (used in) financing activities	$ 5,197	$ 3,271	$ (3,986)

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In thousands)
(CONTINUED)

	2000	1999	1998
Net Increase (Decrease) in Cash and Cash Equivalents	150	334	(2,240)
Cash and Cash Equivalents, Beginning of Year	367	33	2,273
Cash and Cash Equivalents, End of Year	$ 517	$ 367	$ 33

Supplemental Disclosures:
Interest paid	738	400	292
Assets transferred to ACPT (a)	239	832	16,454

(a) See Note 2

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2000 AND 1999
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

The Company is engaged in three primary lines of business. First, the Company develops residential and commercial land. Second, through its subsidiaries, IGC is engaged in the development of waste disposal projects that use environmentally superior technology. Third, through its wholly owned subsidiary American Family Homes, LLC ("AFH"), the Company builds semi-custom homes on a scattered site basis. AFH operations have been discontinued. Please refer to Note 3.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland and in Prince William County, Virginia; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; all of AFH; a note receivable of $7.305 million (principal and interest) payable by a subsidiary of American Community Properties Trust ("ACPT"); as well as fractional interests in Chastleton Apartment Associates (District of Columbia) and Coachman's Limited Partnership (Maryland). In addition, IGC owns all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees), that is held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

On October 5, 1998 IGC transferred its principal real estate operations to ACPT, and subsequently all the common shares of ACPT to the partners and unitholders of IGC (the "Distribution").

Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Interstate General Company L.P. and its majority-owned and controlled partnerships and subsidiaries, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "IGC". As of December 31, 2000, the consolidated group includes Interstate General Company L.P., St. Charles Associates Limited Partnership, American Family Homes, LLC, St. Charles Operating Company LLC, Interstate Waste Technologies, Inc., Caribe Waste Technologies, Inc., Pomfret LLC, and various inactive entities. The Company's investments in its non-majority owned partnerships that it does not control are recorded using the equity method of accounting. However, the recognition of losses is limited to the amount of direct or implied financial support.

The accompanying consolidated financial statements reflect the consolidated operations of IGC. No adjustments have been made to these statements to remove, for periods prior to the distribution, any of the activities transferred to ACPT. Certain amounts and balances from prior years have been reclassified to conform to the year 2000 financial presentation.

Sales and Profit Recognition and Cost Capitalization

Sales revenues and profits from land sales and homebuilding activities are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and IGC has no significant continuing involvement.

The cost of acquiring and developing land and the cost of homebuilding construction are allocated to these assets and charged to cost of sales as the related inventories are sold. IGC's interest costs related to homebuilding and land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land, building, lots under development, and homebuilding construction during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. IGC carries land, development and homebuilding costs at the lower of cost or net realizable value.

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

Deferred Waste Technology Costs

The Company capitalizes the direct costs of procuring waste projects that it thinks are probable of being realized after achieving certain project-related milestones. All other project development costs are expensed as incurred. These costs are evaluated for impairment at each reporting period and if the Company no longer believes the prospects of developing the projects are probable, all or a portion of those costs that it believes are not probable of being realized are written off.

Deferred Project Costs

Pre-construction costs are capitalized as long as the asset is under development. Upon completion of construction, the deferred charges are amortized as a component of the assets' depreciation charge. Deferred project costs determined to be unrecoverable are written off.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" during 1996. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and therefore the adoption of this statement did not have any effect on the financial results of the Company (see Note 10).

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

Reclassification

Certain amounts and balances from 1999 and 1998 have been reclassified to conform to the year 2000 presentation.

Earnings Per Unit

The following table provides a reconciliation between weighted average units outstanding-basic and weighted average units outstanding-diluted.
	Year Ended December 31,
	(In Thousands)
	2000	1999	1998
Weighted average units outstanding-basic	2,055	2,055	2,044
Effect of dilutive equivalent units	N/A	N/A	1

Weighted average units outstanding-diluted	2,055	2,055	2,045

The effect of dilutive equivalent units was not applicable in 2000 and 1999 because the Company recorded a net loss for that year. Potentially dilutive options and warrants are described in Note 10.
(2)	TRANSFER OF ASSETS TO ACPT

As part of the distribution to ACPT that occurred in October 1998, IGC had a contingent obligation to transfer four of its partnership interests and fourteen acres of land in St. Charles, Maryland. The distribution requirement for the land was completed in December 1999, and the four partnership interests were subsequently transferred in February 2000 at book value.
(3)	DISCONTINUED OPERATIONS

AFH has continued to lose money requiring substantial cash infusions to meet operating needs. Further, sales and construction starts decreased significantly during the third quarter. Management employed a number of different strategies to make AFH profitable. However, none was successful. Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes currently under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $202,000 has been incurred through December 31, 2000. This estimate is based on projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. A provision for this loss has been included under results from discontinued operations. Management believes closing AFH at this time is in the best interest of the Company.

AFH is currently focusing on completion of its remaining homes. It is accepting no new sales contracts. It is anticipated that the disposal date for AFH will occur approximately March 31, 2001 and that the last home settlement will occur by this date. Management expects that AFH will have no assets remaining subsequent to that date. Management believes that the cost of remaining liabilities of AFH have been included in the charge for discontinued operations.

Termination of AFH's homebuilding business will reduce operating losses and the cash burden on the Company. It will enable management to focus on real estate and waste development activities. Management's long-term business plan is to use funds generated from real estate sales to fund and expand its waste project development activities.

(4)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P., which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	AS OF DECEMBER 31,
	2000	1999

Total assets	$ 11,656	$ 9,639
Total non-recourse debt	417	83
Total other liabilities	9,043	7,342
Total equity	2,196	2,214
Company's investment	7,935	7,884

At December 31, 2000, the Company held a 50% limited partnership interest and was the managing general partner of Brandywine Investment Associates, L.P. The partnership owns 277 acres of developable land in Brandywine, Maryland. This property is in the early stages of infrastructure development; therefore, the summary of operations and operating cash flows for Brandywine has been omitted from this presentation. In accordance with FASB Statement No. 94, the equity method is used to account for this investment as it is a non-consolidated majority-owned subsidiary and has been included on the balance sheet under assets related to land development, Brandywine, Maryland. A portion of the investment balance is a note receivable in the amount of $4.635 million.

Housing Partnerships

The following information summarizes financial data and principal activities of unconsolidated housing partnerships that the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	AS OF DECEMBER 31,
	2000	1999

Total assets	$ 25,245	$ 33,181
Total non-recourse debt	27,477	42,117
Total other liabilities	17,983	18,487
Total Deficit	(20,215)	(27,423)
Company's investment	(578)	(834)

SUMMARY OF OPERATIONS:	AS OF DECEMBER 31,
	2000	1999

Total revenue	$ 4,928	$ 8,434
Net loss	(2,361)	(859)
Company's recognition of equity in earnings and developer fees	17	187

SUMMARY OF OPERATING CASH FLOWS:	AS OF DECEMBER 31,
	2000	1999

Cash flows from operating activities	$ (4,946)	$ 1,935
Company's share of cash flows from operating activities	-	-
Operating cash distributions	-	463
Company's share of operating cash distributions	-	130

Prior to the distribution of ACPT, the company had interests in 19 partnerships owning 4,563 rental units in 22 apartment complexes. During the first quarter of 2000, and as part of its prior reorganization agreement, IGC transferred its interest in Wakefield Terrace Associates, L.P., Headen House Associates, L.P., Palmer Apartments Associates, L.P., and Wakefield Third Age Associates, L.P. to ACPT. At December 31, 2000, IGC had fractional interests in 2 partnerships owning 404 rental units in 2 apartment complexes; both were placed in service prior to 1995. The Company holds a general partner interest in these partnerships and generally shares in zero to 5% of profits, losses and cash flow from operations until such time as the limited partners receive cash distributions equal to their capital contributions. Pursuant to the partnership agreements, the general partners are prohibited from selling or refinancing the apartment complexes without majority limited partner approval. Due to the absence of control and non-majority ownership, these partnerships are accounted for under the equity method of accounting.
(5)	LIQUIDITY AND CAPITAL RESOURCES

IGC historically has met its liquidity requirements principally from cash flow generated from home and land sales, distributions from residential rental partnerships, loans from affiliates, and from bank financing providing funds for development and working capital. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, development costs for IWT and CWT, land development activities, cash requirements for AFH's wind-down, cessation of operations and continuing warranty costs, and ongoing debt service of existing loans.

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company intends to use proceeds from the sale of its real estate holdings to finance all or a portion of the development of solid waste projects. It is not likely that the Company will generate near-term revenues from real estate sales sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It will be at least December 2001 before a financial close could occur on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project. As a result, the Company must continue to borrow using its real estate assets as collateral to meet liquidity needs. For example, during the third quarter, the Company closed a $1.6 million line of credit secured by various real estate parcels. In addition, the Company anticipates relying on the collection of principal and interest relating to a note receivable from an affiliate of ACPT over the remainder of the year. These collections will either be directly from that affiliate or as additional advances from IBC as more fully discussed below.

The Company is aggressively marketing its real estate portfolio. Management is in negotiations with potential purchasers on several of its largest parcels. There is no assurance a sale will be consummated or when any particular property will be sold.

The waste disposal plant development operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting, and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the approval process. CWT is currently pursuing a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. In November, the Company announced that its proposed facility received a "Certificate of Conformity" from the Puerto Rico Solid Waste Management Authority. This will allow CWT to begin contracting and other activities necessary to implement the project. The next steps will be to obtain all necessary regulatory permits and licenses and begin discussions with the Solid Waste Management Authority, other involved governmental agencies, and municipalities to be served by the facility. CWT then expects to negotiate long-term contracts for the delivery of solid waste and payment for its processing services. The target date for completion of all of these activities is the first quarter of 2002. There can be no assurance that CWT will be able to reach agreement on contracts necessary to build and operate this facility or, if it does, that the contracts will be on terms which will allow CWT to go to financial closing.

The government of the U.S. Virgin Islands informed CWT on November 9, 2000 that it had been selected to negotiate contracts to build one or more facilities to process the Island's solid waste. CWT has begun negotiations with government officials and their advisors. Industry experience suggests that contracting and permitting could take approximately nine months to one year. CWT will work closely with the Virgin Islands' government to obtain required permits, structure the project to get to financial close, and begin construction expeditiously. While CWT believes these negotiations will be successful, there can be no assurance this will be so or that terms can be agreed upon which will allow the project to go to financial closing. As of December 31, 2000 the only costs deferred on the balance sheet relate to the Caguas, Puerto Rico, and Virgin Islands projects.

Management cannot predict when, if at all, IWT/CWT will generate positive cash flow.

A balance due from an affiliate of ACPT totaled $8.321 million at March 31, 2000. During the second quarter of 2000, the Company collected $1.5 million of principal and interest on this note leaving a balance at December 31, 2000 of $7.305 million. In the meantime, IBC, IGC's general partner, has signed a working capital support agreement with IGC secured by IGC's interest in this note receivable. As of December 31, 2000, IBC and its affiliates had advanced $5.074 million including interest. Subsequent to the end of the year, IBC advanced an additional $580,000 under this agreement. IBC has expressed a willingness to advance funds under this support agreement in excess of the note securing the advances. However, there is no assurance that IBC and its affiliates will be able to continue to fund IGC. Neither IBC nor its affiliates generate sufficient cash flow from operations to advance the capital necessary to fund the needs of IGC. The ability of IBC and its affiliates to advance cash to IGC is dependent upon the ability to successfully close the sale or refinancing of certain assets.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $2,507,000 mature during 2001. The Company has already obtained a commitment for a six-month extension of its $1 million operating line of credit, which is included in the preceding amount. The remainder of these loans relate to various real estate development ventures. The Company expects to fulfill these obligations through related property sales.

Management believes that it will have the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued land development and operational activities beyond the current year, there is no guarantee such financing will be available.

(6)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables, and investments in partnerships. The following table summarizes the indebtedness of IGC at December 31, 2000 and 1999 (in thousands) :
Outstanding December 31, (in thousands)
	Maturity Dates From/To	Interest Rates* From/To	2000	1999
Related to waste technology ventures:
Recourse debt	06/30/05	9.5%	$ 188	$ 193

Related to land development:
Recourse debt	09/30/01/ 12/29/01	P+1%/ 10.0%	$ 1,171	$ 1,928

Related to discontinued operations:
Recourse debt	Demand/ 03/05/02	P+1%/ P+1.5%	$ 331	$ 781

General:
Recourse debt	09/30/01/ 06/30/05	P+1%/ 10.99%	$ 6,361	$ 2,000
Related Entity (1)	08/02/09	P+1%	$ 5,074	$ 3,026
Total debt			$ 13,125	$ 7,928

*P = Prime lending interest rate
(1)=IBC and related entities note payable

As of December 31, 2000, the $1,171,000 of recourse debt related to community development assets is collateralized by $2,833,000 of community development assets.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The Company is not subject to any material financial covenants under these loan agreements. The Company is in compliance with all debt covenants as of December 31, 2000.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At December 31, 2000, $3,116,000 is outstanding relating to this debt. The amount outstanding represents the first draw toward the development of this project. Assets with a book value of $11,455,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, accounted for in the financial statements, using the equity method of accounting. Accordingly, the debt is not included in these financial statements.

The stated maturities (assuming no accelerations) of the Company's indebtedness at December 31, 2000 are as follows (in thousands):

2001	$2,507
2002	5,370
2003	8
2004	9
2005	157
Thereafter	5,074
$13,125

The interest costs incurred during 2000, 1999, and 1998 were accounted for as follows (in thousands):

	2000	1999	1998
Expensed	$907	$402	$2,804
Capitalized	76	148	25
	$983	$550	$2,829

(7)	COMMITMENTS AND CONTINGENT LIABILITIES

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, L.P. ("SCA"), and James J. Wilson, the Company's chairman and chief executive officer, charging them with criminal and civil violations of Section 404 of the U.S. Clean Water Act ("CWA") relating to placing fill materials without a permit into wetlands within the jurisdiction of the U.S. Corps of Engineers. In November 1999 the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000 and agreed to complete within 24 months, a remediation plan covering certain land in Town Center South and in another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's chairman and chief executive officer, were dismissed.

On March 9, 2001, the Company and SCA filed a petition and motion with the United States District Court for the District of Maryland seeking to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County, v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under this new jurisdictional line, the Company and SCA maintain that their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motions to vacate the consent decree. The court has not set a date for a hearing on the motions.

Sewer and Water Litigation

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland), the Company sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent aspects of the litigation have resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues contested between the County, St. Charles Community, LLC, IGC, and St. Charles Associates, LP ("SCA") are (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon St. Charles Communities and (2) whether SCA and IGC are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that SCA and IGC may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, IGC, and SCA all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. However, this decision does not affect SCA's and IGC's right under the Settlement Agreement to challenge subsequent sewer and water connection fee studies commissioned by the County. On October 19, 2000, the County submitted such a new sewer connection fee study (dated October 12, 2000) to SCA and IGC. SCA and IGC have filed objections to that study and intend to challenge its validity under the Settlement Agreement.

The County has further appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a Covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. On January 18, 2001, the County filed a petition for writ of certiorari with the Court of Appeals seeking review of this decision.

Also pending are SCA's and IGC's claims for refunds of connection fee overpayments from May 15, 1992 to the present.

Other

On February 24, 2000, IGC and one of its officers were named as defendants in a complaint filed in state court alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC, a subsidiary of ACPT. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right-of-way to the county road. The defendants in that case, including IGC, have filed a motion to dismiss the second and third counts, and that motion is scheduled for argument on March 19, 2001. In the meantime, in an effort to reach a non-monetary resolution to this dispute, the parties and certain Charles County officials have been engaged in settlement negotiations.

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact of the financial condition or results of operations of the Company.

Guarantees

The Company is guarantor of 23 letters of credit and surety bonds for land development completion and homebuilding warranties.

In addition to the letters of credit, IGC shares the general partner interests in two rental partnerships with Interstate Business Corporation ("IBC"), both of which have previously experienced cash flow problems. Under the terms of the partnership agreement, IBC is the primary obligor for funding operating advances. However, should IBC fail to fulfill its funding obligations, IGC is obligated as a general partner to provide financial support. This obligation involves potential financial exposure in excess of amounts recognized in the consolidated financial statements.

(8)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
		Year Ended December 31,
		2000	1999	1998
INCOME STATEMENT IMPACT

Land Sales
Land Sales Revenue	(A)	$ 416	$ -	$ 1,179
		$ -	$ -	$ 1,179
Cost of Land Sales
Cost of Sales		$ 170	$ -	$ 936
		$ -	$ -	$ 936

Investment in Gaming Properties		$ -	$ -	$ 549

Management and Other Fees	(B)
Unconsolidated subsidiaries		$ -	$ -	$ 1,795
Affiliate of IBC, general partner of IGC		-	-	183
Affiliate of J. Michael Wilson, and Thomas B. Wilson, former directors,
and James J. Wilson, director		-	-	118
Affiliate of J. Michael Wilson, and Thomas B. Wilson, former directors,
James J. Wilson, director, and an Affiliate of IBC, general partner of IGC		-	-	62
		$ -	$ -	$ 2,158
Interest and Other Income
Unconsolidated subsidiaries		$ 49	$ -	$ 42
Affiliate of a former director		-	-	97
LDA, affiliate of ACPT		651	668	227
		$ 700	$ 668	$ 366
General and Administrative Expense
Affiliate of IBC, general partner of IGC, accounting support services	(C1)	$ 4	$ 143	$ 246
ARMC, subsidiary of ACPT for support and other services	(C2)	228	159	-
Reserve additions and other write-offs:
Affiliate of IBC, general partner of IGC		-	-	(59)
Unconsolidated subsidiaries		-	-	8
Interstate General Properties (IGP), tax support services	(C3)	19	36	-
Reimbursement to IBC for IGC's share of J. Michael Wilson's salary		-	-	68
Equus, affiliate of IBC, consulting fee	(C4)	(204)	(153)	(39)
ARMC, subsidiary of ACPT, consulting fee	(C5)	(500)	(500)	(104)
		$ (453)	$ (315)	$ 120
Interest Expense
IBC, general partner of IGC	(C6)	287	154	8
Affiliates of IBC		41	-	-
		$ 328	$ 154	$ 8

		Balance December 31, 2000	Balance December 31, 1999
BALANCE SHEET IMPACT:

Other Assets
Receivables:
LDA, affiliate of ACPT, note receivable	(C7)	$ 7,305	$ 7,145
ACPT	(C8)	$ -	$ 2,188
		$ 7,305	$ 9,333
Other Liabilities
Advances, IBC, general partner of IGC	(C6)	$ 4,513	$ 3,026
Advances, affiliates of IBC	(C9)	$ 561	$ -
Accounts payable to IGP for tax support services	(C3)	$ 61	$ 36
Accounts payable to IGP for miscellaneous		$ 14	$ 8
Accounts payable to ARMC for support services	(C2)	$ 132	$ 46
		$ 5,281	$ 3,116
(A)	Land Sales

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

(B)	Management and Other Services

Prior to 1999, IGC provided management and other support services to its unconsolidated subsidiaries and other related entities in the normal course of business. These fees were typically collected on a monthly basis, one month in arrears. These receivables were unsecured and due upon demand. Certain partnerships experiencing cash shortfalls did not pay timely. These receivable balances were reserved until satisfied or the prospects of collectibility improved.

(C)	Other

Other transactions with related parties are as follows:
(1)

IGC rented executive office space and other property from affiliates both in the United States and Puerto Rico through October 5, 1998. IBC provided IGC with administrative and accounting services during 1999. There have been no similar transactions in 2000. Beginning October 1, 2000, IGC rented office space from IBC.

(2)

During 1999 and 2000, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services. In addition, ARMC provided the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(3)	During 1999 and ending August 31, 2000, IGP provided IGC with tax support services on a cost reimbursement basis.

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus Entertainment Corporation (an affiliate of IBC) providing for a consulting fee of $11,250 per month until October 15, 2000. October 16, 2000, the fee increased to $33,333 per month plus related benefits.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

(6)

During 2000 the Company received working capital advances from IBC. Beginning April 1, 1999 interest accrued at 1% over the prime rate subject to a 9% ceiling. At December 31, 2000, the outstanding balance of working capital loans payable to IBC, including principal and interest was $4.513 million.

(7)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from Land Development Associates, SE ("LDA"), an affiliate of ACPT. At December 31, 2000, the outstanding balance was $7.305 million.

(8)

In conjunction with the Distribution, IGC's liability to pay income taxes for liabilities incurred prior to the Distribution date was assumed by ACPT. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998. All obligations were paid by ACPT during 2000.

(9)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. At December 31, 2000, the outstanding balance of working capital loans payable to Insular and Santa Maria, including principal and interest, was $561,000.

(9)	INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed a wholly owned subsidiary, Interstate Waste Technologies, Inc. ("IWT"), to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second subsidiary, Caribe Waste Technologies, Inc. ("CWT"), was formed in Puerto Rico. CWT was established to perform waste disposal projects in the Caribbean.

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss Company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance partners offer to own, finance, build, and operate a plant for 25 or 30 years. Current alliance partners include the technology provider, Thermoselect, the designer and constructor, HDR/Zachary, and our plant operator, two subsidiaries of the Vivendi Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for Thermoselect domestic waste facilities in North America and the Caribbean.

In December 1998, CWT entered into a Host Community And Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement describes the basis on which CWT will enter into a contract to develop and construct a Thermoselect waste facility with a capacity of up to 3,000 tons per day to process waste from the metropolitan San Juan area. CWT announced on November 30th that it received a "Certificate of Conformity" from the Puerto Rico Solid Waste Management Authority. This will allow IGC's subsidiary, Caribe Waste Technologies (CWT), to begin permitting and other activities necessary to implement the project. CWT has now successfully obtained (1) a Host Community Agreement to locate the facility in the municipality of Caguas; (2) enabling legislation passed unanimously by the legislature and signed by the Governor; and (3) the required Certificate of Conformity. The next steps will be to prepare an Environmental Impact Statement and to obtain all necessary regulatory permits and licenses. Concurrently, CWT will begin discussions with the Solid Waste Management Authority, other involved government agencies, and the municipalities to be served by the facility. CWT will then negotiate long-term contracts for the delivery of solid waste and payment for its processing with the municipalities as well as industrial waste generators.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. The government of the U.S. Virgin Islands informed CWT on November 9, 2000 that it has been selected to negotiate contracts to build one or more facilities to process the Islands' waste. Contracting and financing activities are currently underway. Industry experience suggests that contracting and permitting activities could take approximately one year. CWT will work closely with the Virgin Islands' government and the U.S. Environmental Protection Agency to get to financial close and to begin construction expeditiously.

IWT is also pursuing projects in China, Chile, Costa Rica, Hong Kong, and elsewhere, all of which are in the exploratory stage.

Certain IWT/CWT costs have been capitalized and their recovery is dependent upon future revenues from the construction and operation of waste disposal plants. During 1999, IWT and CWT elected to write off $1,180,000 against costs incurred related to several waste development projects that the Company is still pursuing. While the Company believes there is sufficient interest to warrant continuing efforts, the probability of recovering the investment from future revenues from these projects is presently estimated to be less than 50%.

At December 31, 2000 and 1999, deferred costs regarding waste technology, net of direct write-offs, were $5,606,000 and $4,161,000, respectively.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste disposal contracts throughout the United States and internationally. The competition uses a variety of methods with a wide range of costs available. Management believes IWT and CWT can provide superior facilities at a competitive price.
(10)	OPTIONS, APPRECIATION RIGHTS AND WARRANTS

IGC maintains Unit incentive plans for directors (the "Directors Plan") and employees (the "Employees Plan"). These plans were amended in 1994 and 1995 to allow for the issuance of Unit Appreciation Rights and other incentive awards. The Directors' Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees' Plan is for employees of IGC (due to the Distribution, the employees may be current employees of ACPT), including employees who are Directors of any General Partner of IGC or of any affiliate of IGC. Under the terms of the plans, directors and employees may be granted options, incentive rights or other Unit based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee"). As of December 31, 2000, 249,505 IGC Units are reserved for issuance under both the Directors' and Employees' Plan.

Options

As of December 31, 2000, there are 2,000 options that are fully vested and exercisable. These bear an exercise price of $3.71 per unit, and expire on August 1, 2001.

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

The number of stock appreciation rights outstanding, that were exercisable, but not exercised prior to October 19, 1998, was reduced as a result of a 1 for 5 reverse unit split. On June 13, 2000, 7,500 units of appreciation rights were granted in connection with the Employee's Unit Incentive Plan. In addition, during 2000, no rights were exercised while 110,600 were either terminated, forfeited, or cancelled. As a result of the forfeiture, a credit to compensation expense in the amount of $162,814 was recognized in 2000. Compensation expense recognized by the Company for awards and exercises totaled approximately $285,000 and $8,000 in 1999 and 1998, respectively.

As of December 31, 2000, the dates that the 28,600 outstanding Unit Appreciation Rights become vested, and their expiration dates are as follows:

	Rights Expiring
Rights Vest and Exercisable at:	May 15, 2004	August 13, 2007	June 13, 2010

December 31, 2000	11,160	6,000	---
January 1, 2001	---	---	2,500
August 13, 2001	---	2,000	---
January 1, 2002	---	---	2,500
August 13, 2002	---	2,000	---
January 1, 2003	---	---	2,500
	11,160	10,000	7,500

Warrants

In 1993, warrants to purchase 20,000 IGC units were issued to an investment-banking firm in connection with a "highly confident letter" relating to proposed Virginia racetrack financing. The warrants had an exercise price of $5.30 per warrant and expire on September 30, 2003. The warrant agreement requires, in the event of a distribution of units, the number of warrants would be adjusted so the warrant holder would receive units in the distributed entity. Therefore, the warrant holder upon exercise of the warrants would also be entitled to shares of ACPT. At the time of exercise, IGC would be required to purchase the ACPT shares on the open market at the existing trading price. As there is no way to estimate whether the warrants will be exercised or when, no adjustments have been made to the accompanying financial statements for the contingency related to the purchase of the ACPT shares.

Warrants to purchase 150,000 Class A Units of IGC were issued to Banc One in 1997 as additional consideration for making their loan to the Company in August 1997. Due to the Distribution, these warrants have been replaced with warrants to purchase ACPT shares.
(11)	RETIREMENT AND PROFIT SHARING PLANS

IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan for eligible employees were equal to 4% of basic salaries and wages for 2000, 1999 and 1998 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries that exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $170,000 for 2000 and $160,000 for 1999 and 1998 were excluded from the calculation of contributions. Payments are made also to the Retirement Plan from IGC contributions to a profit sharing plan, as described below, and from voluntary contributions by employees. Contributions to the Retirement Plan were $81,600, $75,000 and $208,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 2000, 1999 or 1998.
(12)	INCOME TAXES

IGC is a partnership and accordingly is not subject to U.S. taxes. These financial statements do not contain provision for Federal or state income taxes for 2000. All Federal and state income tax liability and/or tax benefits are passed through to the individual partners in accordance with the Agreement and the Internal Revenue Code.

IGC had been grandfathered through 1997 as a non-tax paying public partnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporations as long as a substantial new line of business is not added. Beginning in 1998, however, IGC could be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends and real property income. IGC was in compliance with these requirements as of December 31, 2000. If IGC is not in compliance with the 90% test in any given taxable year, it will be taxed as a corporation at statutory corporate rates and those taxes could be substantial.

As of December 31, 2000, IGC continues to qualify as a non-tax paying public partnership.

The reconciliation between net (loss) income per books and net taxable income (loss) is as follows:
	December 31, 1998
	(In thousands, except for per unit amounts)
	Total	Per Unit

Net income (loss) per books	$ 518	$ 0.25
Built-in gain allocable to Predecessors:
Current	(3,761)	(1.83)
Deferred	(359)	(0.17)
Difference in income or losses from subsidiary partnerships	(1,650)	(0.80)
Differences in treatment of corporate subsidiaries	(3,912)	(1.90)
Capitalization of general and administrative expenses under the Uniform
Capitalization Rules	247	0.12
Differences in deferred income	(87)	(0.04)
Difference in cost of sales due to interest related to the acquisition of
land, deducted for tax purposes	399	0.19
Deferred income taxes	(178)	(0.09)
Losses from restructuring	(211)	(0.10)
Differences in wetland litigation costs	(529)	(0.26)
Gain on contribution of assets and liabilities to corporations (spin-off)	3,000	1.46
Other book to tax reconciling items, none of which is individually significant	787	0.38
Net taxable (loss) income per partnership federal return (a)	$ (5,736)	$ (2.79)
(a)

In conjunction with the Distribution, IGC's liability to pay income taxes for liabilities incurred prior to the Distribution date was assumed by ACPT. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998 and has recorded a receivable from ACPT to reflect the obligation of ACPT to pay those taxes.

(13)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires the disclosure of the fair value of financial instruments. Whenever possible the estimated fair value has been determined using quoted market information as of December 31, 2000. The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in the market since the Company may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2000; therefore, current estimates of fair value may differ significantly from amounts presented. Below is a summary of significant methodologies used in estimating fair values at December 31, 2000.

Cash and cash equivalents: includes cash and securities with maturities of less than 90 days, which are valued at their carrying value.

Receivables: includes interest-bearing notes receivable. Fair value is based on the present value of the notes discounted at current market rates.

Recourse debt: consists of instruments in which the certain of the Company's real estate assets are used as collateral. The fair value of mortgage notes is based on the current market rate for similar borrowings.

Loan Payable: Consists of a note payable that has been used to fund operating capital requirements. The note is subject to an interest ceiling. The fair value of this note is based on current market rates for similar borrowings.

Notes Payable and Capital Leases: Consist of operating lines of credit and several miscellaneous notes. Advances on the lines of credit are priced at a specific rate plus a spread. The carrying value of the lines of credit is estimated to be market value since the interest rate adjusts with the market. The miscellaneous notes payable are priced at current market rates for similar borrowings.

The following table summarizes the fair value of the Company's financial instruments (in thousands) as of December 31, 2000:
Fair Value of Financial Instruments (In thousands)
	As of December 31,
	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and Cash Equivalents	$728	$728	$503	$503

Notes Receivable	$7,305	$5,159	$8,154	$5,837

Recourse Debt	$1,474	$1,466	$2,654	$2,634

Notes Payable	$6,577	$6,573	$2,248	$2,280

Loan Payable	$5,074	$2,476	$3,026	$1,408

(14)	QUARTERLY SUMMARY (UNAUDITED)

IGC's quarterly results are summarized as follows:
	Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per Unit amounts)

Revenues	$ 872	$ 607	$ 287	$ 1,187	$ 2,953
Loss before taxes and minority interest	(117)	(461)	(726)	(934)	(2,238)
Loss from discontinued operations	(446)	(138)	(923)	(225)	(1,732)
Minority Interest	-	-	1	2	3
Net loss	(563)	(599)	(1,650)	(1,161)	(3,973)

Basic and fully diluted net loss per Unit	(0.27)	(0.29)	(0.79)	(0.56)	(1.91)
	Year Ended December 31, 1999
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per Unit amounts)

Revenues	$ 872	$ 607	$ 287	$ 526	$ 2,292
Loss before taxes and minority interest	(390)	(949)	(225)	(1,758)	(3,322)
Loss from discontinued operations	(159)	(258)	(488)	(316)	(1,221)
Net loss	(549)	(1,207)	(713)	(2,074)	(4,543)

Basic and fully diluted net loss per Unit	(0.26)	(0.58)	(0.34)	(1.01)	(2.19)

(15)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and homebuilding operations conducted by AFH, which have been discontinued. Refer to note 3 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 2000, 1999 and 1998 (in thousands):
	IWT/CWT	Land and Other	Home Building (discontinued)	Puerto Rico	Inter-Segment	Total
2000

Total Revenues	$ -	$ 2,953	$ 9,926	$ -	$ -	$ 12,879
Interest income	-	569	11	-	-	580
Interest expense	-	907	12	-	-	919
Depreciation and amortization	-	57	42	-	-	99
Loss before minority interest	-	(2,238)	(1,732)	-	-	(3,970)
Net loss	-	(2,241)	(1,732)	-	-	(3,973)
Total assets	3,240	56,832	645	-	(24,846)	35,871
Additions to long-lived assets	1,445	1,181	-	-	-	2,626

1999

Total Revenues	$ -	$ 2,445	$ 9,944	$ -	$ -	$ 12,389
Interest income	-	1,057	80	-	-	1,137
Interest expense	-	357	45	-	-	402
Depreciation and amortization	2	61	74	-	-	137
Net loss	(1,305)	(2,017)	(1,221)	-	-	(4,543)
Total assets	3,134	54,510	7,283	-	(23,664)	41,263
Additions to long-lived assets	2,028	1,460	-	-	-	3,488

1998

Total Revenues	$ -	$ 15,304	$ 7,482	$ 12,168	$ (2,006)	$ 32,948
Interest income	-	1,681	103	504	(1,242)	1,046
Interest expense	19	2,285	33	683	(390)	2,630
Depreciation and amortization	10	1,390	9	110	-	1,519
Income taxes	-	-	-	740	-	740
(Loss) Income before minority
interest	(1,253)	2,185	(929)	2,186	(485)	1,704
Net (loss) income	(1,253)	1,445	(929)	1,740	(485)	518
Total assets	3,701	39,611	6,697	-	(9,745)	40,264
Additions to long-lived assets	1,638	5,150	-	5,015	-	11,803
INTERSTATE GENERAL COMPANY L.P. REAL ESTATE AND ACCUMULATED DEPRECIATION - SCHEDULE III AS OF DECEMBER 31, 2000 (In Thousands)

Property Description	Encumbrances	Initial Cost to Company		Cost Capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated depreciation	Date constructed	Depreciable Life
		Land	Building and Improvements
Coachman's Landing Apartments	$ 5,656	$ 572	$ 6,218	$ 235	$ 7,025	$ 1,871	09/05/89	Bldg - 40 yrs
Garden Apartments								Bldg Equip - 5/7 yrs
St. Charles, Maryland

Chastleton Apartments	$ 21,613	$ 2,630	$ 22,828	$ 550	$ 26,008	$ 8,472	11/07/86	Bldg - 40 yrs
High Rise Apartments								Bldg Equip - 5/10 yrs
Washington, DC

Total Properties	$ 27,269	$ 3,202	$ 29,046	$ 785	$ 33,033	$ 10,343

Gross Carrying Amount Reconciliation: (In Thousands)

Coachman's Landing Apartments				Chastleton Apartments
Balance at January 1, 2000		$ 7,038		Balance at January 1, 2000			$ 26,028
Additions during 2000:				Additions during 2000:
Improvements	$ 61			Improvements		$ 24
Deductions during 2000:				Deductions during 2000:
Retirements	$ 74			Retirements		$ 44
Balance at December 31, 2000		$ 7,025		Balance at December 31, 2000			$ 26,008
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of IGC's managing general partner, Interstate General Management Corporation ("IGMC"), is as follows:
Name	Age	Office

James J. Wilson	67	Chairman, Director and Chief Executive Officer

Mark Augenblick	54	Director, Chief Operating Officer

James R. Treptow	54	Director

Ernst Ringle	68	Director

John H. Gibbons	72	Director

The following are the executive officers of IGC as of December 31, 2000:
Name	Age	Office

James J. Wilson	67	Chairman, Chief Executive Officer

Mark Augenblick	54	President, Chief Operating Officer

Paul H. Dillon	40	Vice President, Chief Financial Officer

Francis C. Campbell	60	President, IWT and CWT (wholly owned subsidiaries of IGC)

Larry F. Liddle	57	Vice President, IWT and CWT (wholly owned subsidiaries of IGC

Term of Office. Directors of IGMC are elected annually in April by action of the directors then holding office. Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC. As practicable, an additional one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors are to be persons who are officers of IGC. Messrs. Treptow, Ringle, and Gibbons currently serve as the unaffiliated directors. Mr. James J. Wilson serves as the IBC director designate.

James J. Wilson has been Chairman of the Board of IGMC since its inception in 1986. He also served as its President from 1986-1996. He is the founder of IGC and has been Chief Executive Officer of IGC and its predecessors since its inception in 1957, and was President from 1957-1994. He was named IGC Chairman in 1994. He is the founder of IBC and its predecessors, and has served as IBC's Chairman of the Board and Chief Executive Officer since 1957 and as President from 1957-1994. Mr. Wilson holds a degree in civil engineering from Manhattan College in New York City.

Mark Augenblick became a Director of IGMC and Vice Chairman of the Company in March 1998. Prior to joining the Company, Mr. Augenblick was a partner in the Washington, D.C. law firm, Shaw, Pittman, Potts and Trowbridge, where he practiced for twenty-seven years. Mr. Augenblick received his B.A. from Brown University and his J.D. from Columbia University Law School.

John H. Gibbons was appointed a Director of IGMC in June 2000. He is currently a Senior Fellow with the National Academy of Engineering and a Special Advisor to the U.S. Under Secretary of State for Global Affairs. Prior to that he served as the Science Adviser to the President and Vice President on matters of science and technology. He has represented the U.S. Government in major multilateral and bilateral meetings in such countries as Russia, Japan, China, and among the G-7 nations. Mr. Gibbons' other positions, to name a few, include that of Director, Office of Technology, U.S. Congress; Director, Energy, Environment and Recourses Center; Professor of Physics, University of Tennessee; and Director, Environmental Program, Oak Ridge National Laboratory. He has received numerous Honors and Awards in science, technology, and engineering. He holds a Ph.D. in Physics from Duke University, and has received six honorary Doctorates from different Universities.

James R. Treptow was appointed a Director of IGMC in December 1999. He is President and Chief Executive Officer of Magellan Resources. Prior to that he was responsible as the company owner or co-owner for the financing and development of forty-five commercial real estate projects located in Texas, California, Georgia, Louisiana and Virginia, totaling approximately 9 million square feet with an aggregate market value of approximately $1.2 billion. Mr. Treptow holds a degree in Industrial Management and Finance from the University of Texas at Austin.

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
					Long-Term Compensation
	Annual Compensation				Awards
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (2)	Securities Underlying Options/ SAR's #	All Other Compensation ($) (1)

James J. Wilson (3)	2000	500,200	-	-	-	10,552
Chairman & Chief	1999	500,200	-	-	-	9,896
Executive Officer	1998	500,200	-	-	-	10,064

Mark Augenblick	2000	411,400	-	-	-	51,352
Vice-Chairman &	1999	411,400	-	-	-	48,696
President	1998	292,508	-	-	-	-

Paul H. Dillon	2000	99,775	-	-	-	4,167
Vice President & CFO	1999	23,250	2,000	-	-	-
	1998	-	-	-	-	-

Francis Campbell	2000	185,400	-	-	-	8,125
President	1999	175,200	-	-	-	9,896
IWT/CWT	1998	156,450	-	-	-	9,764

Larry Liddle	2000	115,400	-	-	-	5,000
Vice President	1999	110,200	-	-	-	5,896
IWT/CWT	1998	102,700	-	-	-	5,464

(1)	Reflects IGC's contributions to Retirement Plan discussed below, and Director's fees from IGC and Equus.

(2)	Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.

(3)

In October 1998, Mr. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

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

Mr. Dillon entered into a one-year employment agreement effective January 1, 2000. The agreement was renewed January 1, 2001 and renews annually thereafter, unless terminated by either party. The agreement provides for a base salary of $100,000 in 2000, and $125,000 in 2001, certain fringe benefits, stock appreciation rights, and severance pay for the unexpired term of the contract.

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

Directors. Directors of the Managing General Partner who do not receive salaries from the Company or affiliates receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. During 2000, the directors' fees totaled $150,000, all of which were paid as of December 31, 2000.

IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

Unit Options and Unit Appreciation Rights. IGC's employees, including its directors and officers, are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options ("Options") or Unit Appreciation Rights ("Rights") to employees and officers on the basis of their performance. The Rights entitle the holder to receive upon vesting, an amount payable in cash, Class A units of the Company, other property or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the fair market value of the Company's Units on the exercise date, (plus 50% of the fair market value of Equus Units on the exercise date for Rights granted prior to 1995), over the base price of the Right specified in the individual rights agreements. Please refer to page 44 for further information.

Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 2000, 1999 or 1998.

Retirement Plan. IGC maintains a retirement plan (the "Retirement Plan") for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 2000, 1999 and 1998 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $170,000 for 2000, and $160,000 for 1999 and 1998) which exceeded that wage base. Additional contributions to the Retirement Plan can be made pursuant to the Profit Sharing Plan.

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
	Beneficial Ownership (1)
Name of Beneficial Owner	Number of IGC Units	Percent

James J. Wilson (2)	6,135	0.3

Mark Augenblick	0	0

Paul H. Dillon	0	0

Francis C. Campbell	0	0

Larry Liddle	0	0

All executive officers of IGC and
directors of IGMC as a group	6,135	0.3

Bessemer Interstate Corporation
245 Peachtree Center, Avenue #804
Atlanta, GA 30303	104,442	5.1

Interstate Business Corporation
222 Smallwood Village Center
St. Charles, MD 20602	606,103	29.78

Wilson Securities Corporation
222 Smallwood Village Center
St. Charles, MD 20602	315,296	15.49

(1)

The beneficial ownership of Units is determined on the basis of Units directly and indirectly owned by executive officers of IGC and directors of IGMC and Units to be issued to IGC officers under options that are exercisable within the next 60 days.

(2)	Includes 20 IGC Units (0%) held by his wife, Barbara A. Wilson.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responding to this item appears in Note 7 to the Company's Consolidated Financial Statements included in Item 8 of this report.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
1.		Financial Statements

	a.	The following financial statements of Interstate General Company, L.P. are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999, and 1998

	b.	The following financial statements of Brandywine Investment Associates, L.P. are included as Exhibit 99.15 herewith:

Statement of Income (Loss) for the years ended December 31, 2000, 1999 and 1998

Balance Sheet for the years ended December 31, 2000 and 1999

Statement of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Financial Statements for the year ended December 31, 2000

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

Exhibit 10 (eeeee) to 1992 10-K

	(rr)	Two (2) Property Management Agreements between Interstate General Properties Limited Partnership, S.E. and Capitol Park Associates as amended December 31, 1984	Exhibit 10 (aa) to Form S-1

	(ss)	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates Limited Partnership dated May 21, 1981	Exhibit 10 (r) to Form S-1

	(tt)	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates Limited Partnership dated June 15, 1981	Exhibit 10 (m) to Form S-1

	(uu)	Lease Amendment to Lease for commercial space between Smallwood Village Associates Limited Partnership and Interstate General Company L.P. dated October 1, 1991	Exhibit 10 (c) to Form 10-Q for the quarter ended September 30, 1995

	(vv)	Lease Amendment II to Lease for commercial space between Smallwood Village Associates Limited Partnership and Interstate General Company L.P. dated September 5, 1995	Exhibit 10 (d) to Form 10-Q for the quarter ended September 30, 1995

	(ww)	Store Lease between Interstate General Business Corporation and Smallwood Village Associates Limited Partnership dated April 1, 1988	Exhibit 10 (fff) to 1991 10-K

	(xx)	Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company L.P. dated December 1, 1987	Exhibit 10 (e) to Form 10-Q for the quarter ended September 30, 1995

	(yy)	Lease Amendment to Store Lease between Smallwood Village Associated Limited Partnership and Interstate General Company, L.P. dated February 1, 1989	Exhibit 10 (f) to Form 10-Q for the quarter ended September 30, 1995

	(zz)	Lease Amendment II to Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. dated December 1, 1992	Exhibit 10 (g) to Form 10-Q for the quarter ended September 30, 1995

	(aaa)	Lease Amendment III to Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. dated September 30, 1994	Exhibit 10 (h) to Form 10-Q for the quarter ended September 30, 1995

	(bbb)	Lease Amendment IV to Store Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. dated September 5, 1995	Exhibit 10 (i) to Form 10-Q for the quarter ended September 30, 1995

	(ccc)	Office Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. for Smallwood Village Center dated August 25, 1995	Exhibit 10 (a) to Form 10-Q for the quarter ended September 30, 1995

	(ddd)	Amendment to Office Lease between Smallwood Village Associates Limited Partnership and Interstate General Company, L.P. for Smallwood Village Center dated September 5, 1995	Exhibit 10 (b) to Form 10-Q for the quarter ended September 30, 1995

	(eee)	Fourth Amendment to Interstate General Company, L.P. Retirement Plan dated July 1, 1992	Exhibit 10 (yyyy) to 1992 10-K

	(fff)	Fifth Amendment to Interstate General Company, L.P. Retirement Plan dated June 5, 1995	Exhibit 10 (b) to Form 10-Q for the quarter ended June 30, 1995

	(ggg)	Agreement Regarding Partnership Interest in Chastleton Apartment Associates dated January, 1987	Exhibit 10 (nn) to Form S-1

	(hhh)	Stockholders Agreement among Interstate General Company, L.P., Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10 (gg) to Form S-1

	(iii)	License Agreement among Interstate General Company, L.P., Interstate General Business Corporation, and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10 (qq) to Form S-1

	(jjj)	Amendment to License Agreement among Interstate General Company, L.P., Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of February 9, 1987	Exhibit 10 (rr) to Form S-1

	(kkk)	Unitholders Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc., and Interstate Properties Trust dated as of February 9, 1987	Exhibit 10 (rr) to Form S-1

	(lll)	Agreement dated March 15, 1990 among Interstate General Company, L.P., Interstate Business Corporation, and Interstate General Properties Limited Partnership, S.E.	Exhibit 10 (ddd) to 1990 10-K

	(mmm)	Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates as amended February 26, 1987	Exhibit 10 (ee) to Form S-1 Amendment Exhibit 10 (ee) to 1989 10-K

	(nnn)	Amendment to February 26, 1987 Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates dated January 1, 1993	Exhibit 10 (bbb) to 1993 10-K

	(ooo)	Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership as amended September 30, 1985 and as amended March 1, 1989	Exhibit 10 (z) to Form S-1 Amendment Exhibit 10 (z) to 1989 10-K

	(ppp)	Amendment to Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership dated January 1, 1993	Exhibit 10 (ddd) to 1993 10-K

	(qqq)	Warrant Agreement among HDA Management Corporation, Housing Development Associates, S.E. and Banco Popular De Puerto Rico as Warrant Agent dated December 15, 1993	Exhibit 10.3 to the S-4

	(rrr)	Limited Partnership Agreement of Equus Gaming Company, L.P. dated August 1, 1994	Exhibit 10 (d) to Form 10-Q for the quarter ended June 30, 1994

	(sss)	First Amendment to the Limited Partnership Agreement of Equus Gaming Company, L.P. dated August 1, 1994	Exhibit 10 (e) to Form 10-Q for the quarter ended June 30, 1994

	(ttt)	Second Amendment to the Limited Partnership Agreement of Equus Gaming Company, L.P. dated August 1, 1994	Exhibit 10 (f) to Form 10-Q for the quarter ended June 30, 1994

	(uuu)	Third Amendment to the Limited Partnership Agreement of Equus Gaming Company, L.P.	Exhibit 3.4 to the Registration Statement on Form S-11 of Equus Gaming Company, L.P., Registration No. 33-82750 (the "Equus S-11")

	(vvv)	Registration Rights Agreement with respect to the Warrants dated December 15, 1993, among HDAMC, HDA, Oppenheimer and Company, Inc. and The Argosy Securities Group, L.P.	Exhibit 10.4 to the S-4

	(www)	Amended and Restated Management Agreement dated December 15, 1993, between Interstate General Properties Limited Partnership, S.E. and HDA	Exhibit 10.6 to the S-4

	(xxx)	Master Support and Services Agreement dated December 9, 1994, between Interstate General Company, L.P. and Equus Gaming Company, L.P.	Exhibit 10.20 to the Equus S-11

	(yyy)	Consulting Agreement dated December 15, 1993, between El Comandante Operating Company and Interstate General Properties Limited Partnership, S.E.	Exhibit 10.21 to the Equus S-11

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

New Forest Apartments General Partnership

Headen House Associates Limited Partnership

Fox Chase Apartments General Partnership

Palmer Apartments Associates

Wakefield Terrace Associates

Wakefield Third Age Associates

	(bbbb)	Agreement of Purchase and Sale between Interstate Business Corporation and Interstate General Company, L.P. dated June 12, 1996 for the Partnership Interests in:	Exhibit 10 (a) to Form 10-Q for the Quarter ended June 30, 1996
Wakefield Terrace Associates Wakefield Third Age Associates Palmer Apartments Associates Headen House Associates Limited Partnership

	(cccc)	Employment Agreement between Interstate General Company, L.P. and Paul H. Dillon dated January 1, 2000	Exhibit 10 (a) to Form 10-Q for the Quarter ended June 30, 2000

	(dddd)	Occupancy Agreement between Interstate General Company, L.P., and Pace Carbon Fuels, L.L.C., parties to Sublease dated April 5, 2000	Exhibit 10 (b) to Form 10-Q for the Quarter ended June 30, 2000

	(eeee)	Lease Agreement between Interstate General Company, L.P. and Smallwood Village Associates, L.P. dated October 24, 2000	Exhibit 10 (a) to Form 10-Q for the Quarter ended June 30, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.
INTERSTATE GENERAL COMPANY, L.P.

	By:	Interstate General Management Corporation
Managing General Partner

Dated: March 21, 2001	By:	/s/ James J. Wilson
James J. Wilson
Chairman, Chief Executive Officer, and Director

Dated: March 21, 2001	By:	/s/ Mark Augenblick
Mark Augenblick
Vice Chairman, President, and Director

Dated: March 21, 2001	By:	/s/ Paul H. Dillon
Paul H. Dillon
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James J. Wilson		March 21, 2001
James J. Wilson	Chairman, Chief Executive Officer, and Director

/s/ Mark Augenblick		March 21, 2001
Mark Augenblick	President, Vice Chairman, and Director

/s/ Paul H. Dillon		March 21, 2001
Paul H. Dillon	Vice President and Controller

/s/ James R. Treptow		March 21, 2001
James R. Treptow	Director

/s/ Ernst Ringle		March 21, 2001
Ernst Ringle	Director

/s/ John H. Gibbons		March 21, 2001
John H. Gibbons	Director