Form 10QSB
period 2001-03-31
INTERSTATE GENERAL CO L P
filed 2001-05-11
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

5160 Parkstone Drive, Suite 260-B
Chantilly, Virginia 20151
(Address of principal executive offices)(Zip Code)
(703) 263-1191
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

2,055,780 Common Shares

Transitional Small Business Disclosure Format (Check one): Yes /X/ No / /

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS INCOME (In thousands, except per unit amounts)
	FOR THE THREE MONTHS ENDED MARCH 31,
	2001	2000
Revenues
Land sales	$ 196	$ 709
Equity in (losses) earnings from partnerships	(14)	17
Interest and other income	167	146
Total revenues	$ 349	$ 872

Expenses
Cost of land sales	$ 219	$ 529
General and administrative	830	320
Interest expense	300	129
Depreciation and amortization	22	12
Total expenses	$ 1,371	$ 990

Net Loss from continuing operations	$ (1,022)	$ (118)

Basic and Fully Diluted Net Loss per unit
from continuing operations	$ (0.49)	$ (0.06)

Discontinued operations
Loss from discontinued operations	$ -	$ (445)
Loss on disposal of division	-	-
Net loss from discontinued operations	$ -	$ (445)

Basic and Fully Diluted Net Loss from discontinued
operations per unit	$ -	$ (0.21)

Total Net Loss	$ (1,022)	$ (563)

Basic and Fully Diluted Net Loss per unit	$ (0.49)	$ (0.27)

Net Loss
General Partners	$ (10)	$ (6)
Limited Partners	(1,012)	(557)
	$ (1,022)	$ (563)

Weighted Average Units Outstanding	2,055	2,055

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

March 31, 2001
(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 209
Restricted	175
$ 384
Assets Related to Waste Technology Projects
Deferred Costs	$ 5,901
Property, plant and equipment less accumulated depreciation of $175	207
Other assets	5
$ 6,113
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	$ 6,194
Brandywine, Maryland	7,909
Other Maryland and Virginia locations	6,162
$ 20,265
Assets Related to Discontinued Operations
Homebuilding construction and land	$ 434
Property, plant, and equipment less accumulated depreciation of $22	10
Receivables and other	99
$ 543
Receivables & Other Assets
Receivables	$ 43
LDA note receivable	7,461
Other assets - deposits and prepaids	163
Property, plant and equipment, less accumulated depreciation of $16	52
7,719

Total Assets	$ 35,024

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

March 31, 2001

Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 453
Mortgages and notes payable	186
$ 639
Liabilities Related to Land Development
Recourse debt	$ 1,171
Accounts payable and accrued liabilities	165
$ 1,336
Liabilities Related to Discontinued Operations
Recourse debt	$ 314
Accounts payable, accrued liabilities, and deferred revenue	399
Mortgage and notes payable	6
Reserve for completing discontinued operations	403
$ 1,122
Other Liabilities
Accounts payable and accrued liabilities	$ 2,037
Loan payable - IBC and related entities	6,049
Notes payable	6,606
$ 14,692

Total Liabilities	$ 17,789

Partners' Capital
General partners' capital	$ 4,065
Limited partners' capital - 2,055 units issued and outstanding as of March 31, 2001	13,170
Total partners' capital	$ 17,235

Total Liabilities and Partners' capital	$ 35,024

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (In thousands)

	2001	2000
Cash Flows from Operating Activities
Net loss from continuing operations	$ (1,022)	$ (563)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22	22
Equity in losses from unconsolidated partnerships	14	(17)
Cost of land development and homebuilding	1,469	4,170
Homebuilding construction expenditures	(441)	(2,600)
Changes in other accounts receivable and accounts payable	(916)	(788)
Net cash (used in) provided by operating activities	$ (874)	$ 224

Cash Flows from Investing Activities
Investment in land improvements for future sales	(244)	(500)
Change in assets related to unconsolidated rental property	(14)	255
Change in restricted cash	36	(5)
Additions to deferred costs - waste technology projects	(295)	(412)
Changes in other assets	32	(39)
Collection on LDA note receivable	(156)	-
Net cash used in investing activities	$ (641)	$ (701)

Cash Flows from Financing Activities
Cash proceeds from debt financing	335	1,621
Loans from IBC and other related entities	975	327
Payment of debt	(103)	(1,312)
Net cash provided by financing activities	$ 1,207	$ 636

Net (Decrease) Increase in Cash and Cash Equivalents	(308)	159
Cash and Cash Equivalents, Beginning of Year	517	367
Cash and Cash Equivalents, March 31	$ 209	$ 526

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
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

The Company is engaged in two primary lines of business. First, the Company develops residential and commercial land. Second, through its subsidiaries, IGC is engaged in the development of waste disposal projects that use environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; a note receivable of $7.461 million (principal and interest) payable by a subsidiary of American Community Properties Trust ("ACPT"); as well as a fractional interest in Coachman's Limited Partnership (Maryland). In addition, IGC owns all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees), that is held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

On October 5, 1998, IGC transferred its principal real estate operations to ACPT, and subsequently all the common shares of ACPT to the partners and unitholders of IGC (the "Distribution").

The accounting policies of the Company are the same as those described in the December 31, 2000 financial statements included in the Company's 2000 Form 10-K. Certain amounts and balances from 2000 have been reclassified to conform to the Year 2001 financial presentation.

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented informative and clear. These unaudited consolidated financial statements should be read, however, in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

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

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P., which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:
	As Of
	March 31,	December 31,
	2001	2000
Total assets	$ 11,974	$ 11,656
Total non-recourse debt	437	417
Total other liabilities	9,354	9,043
Total equity	2,183	2,196
Company's investment	7,909	7,935

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

Housing Partnership

The following information summarizes financial data and principal activities of Coachman's Limited Partnership (Maryland), which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	March 31, 2001	December 31, 2000
Total assets	$ 5,482	$ 5,506
Total non-recourse debt	5,734	5,748
Total other liabilities	1,459	1,479
Total deficit	(1,711)	(1,721)
Company's investment	(577)	(576)

SUMMARY OF OPERATIONS:	For the Three Months Ended March 31,
	2001	2000
Total revenue	$ 308	$ 1,158
Net loss	(9)	(51)
Company's recognition of equity in losses	(1)	(5)

IGC holds a fractional interest in a partnership owning 104 rental units in an apartment complex that was placed in service prior to 1995. The Company holds a .1% general partner interest in this partnership and shares in profits, losses and cash flow from operations in accordance with its ownership percentage. Pursuant to the partnership agreement, the general partners are prohibited from selling or refinancing the apartment complex without the approval of a majority in interest of the limited partners. Due to the absence of control and non-majority ownership, IGC's interest is accounted for under the equity method of accounting.

IGC's fractional interest in Chastleton Apartments Associates (District of Columbia) was previously reported. Upon further review of the partnership agreement, it was determined that the fractional interest is owned by IGC's affiliate, IBC. This correction does not have a material effect on IGC's business or financial results.

(3)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at March 31, 2001 and December 31, 2000 (in thousands):
Outstanding
	Maturity Dates From/To	Interest Rates* From/To	March 31, 2001	December 31, 2000
Related to waste technology ventures:
Recourse debt	06/30/05	9.5%	$ 186	$ 188

Related to land development:
Recourse debt	09/30/01/ 12/29/01	P+1%/ 10.0%	$ 1,171	$ 1,171

Related to discontinued homebuilding operations:
Recourse debt	Demand/ 03/05/02	P+1%/ P+1.5%	$ 320	$ 331

General:
Recourse debt	09/30/01/ 06/30/05	P+1%/ 10.99%	$ 6,606	$ 6,361
Related Entity (1)	08/02/09	P+1%	$ 6,049	$ 5,074
Total debt			$ 14,332	$ 13,125

*P = Prime lending interest rate
(1)=IBC and related entities note payable

As of March 31, 2001, the $1,171,000 of recourse debt related to land development is collateralized by land assets with a book value of $2,847,000.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The Company is not subject to any material covenants requiring disclosure under these loan agreements.

Financing of $10,840,000 is available to develop the Brandywine project. As of March 31, 2001, $3,340,000 has been drawn to pay for development costs. Assets with a book value of $11,801,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

(4)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
		Three Months Ended
		March 31, 2001	March 31, 2000
INCOME STATEMENT IMPACT

Land Sales
Land Sales Revenue	(A)	$ -	$ 215

Cost of Land Sales
Cost of Sales		$ -	$ 107

Interest and Other Income
LDA, affiliate of ACPT		$ 156	$ 166

General and Administrative Expense
Affiliate of IBC, general partner of IGC, accounting support services	(B1)	$ 4	$ -
ARMC, subsidiary of ACPT for support and other services	(B2)	11	39
Interstate General Properties (IGP), tax support services and other	(B3)	-	10
Equus, affiliate of IBC, consulting fee	(B4)	(113)	(34)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(50)	(125)
		$ (148)	$ (110)
Interest Expense
IBC, general partner of IGC	(B6)	100	52
Affiliates of IBC		12	5
		$ 112	$ 57
		Balance March 31, 2001	Balance December 31, 2000
BALANCE SHEET IMPACT:

Other Assets
Receivables:
ACPT	(B8)	$ -	$ 735
LDA, affiliate of ACPT, note receivable	(B7)	7,461	7,305
		$ 7,461	$ 8,040

Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 5,476	$ 4,513
Advances, affiliates of IBC	(B9)	573	561
Accounts payable to IGP for tax support services	(B3)	61	61
Accounts payable to IGP for miscellaneous		14	14
Accounts payable to ARMC for support services	(B2)	142	132
		$ 6,266	$ 5,281
(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or at fair market value.

(B)	Other

Other transactions with related parties are as follows:
(1)	IBC provided IGC with administrative and accounting services during 1999. There were no similar transactions in 2000. Beginning October 1, 2000, IGC rented office space from IBC.

(2)

During 2000 and 2001, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services. In addition, ARMC provided the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(3)	During 1999 and ending August 31, 2000, IGP provided IGC with tax support services on a cost reimbursement basis.

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus Entertainment Corporation (an affiliate of IBC) providing for a consulting fee of $11,250 per month until October 15, 2000. On October 16, 2000, the fee increased to $33,333 per month plus related benefits.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

(6)

During 2000 the Company received working capital advances from IBC. Beginning April 1, 1999 interest accrued at 1% over the prime rate subject to a 9% ceiling. At March 31, 2001, the outstanding balance of working capital loans payable to IBC, including principal and interest was $5.476 million.

(7)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from Land Development Associates, SE ("LDA"), an affiliate of ACPT. At March 31, 2001, the outstanding balance was $7.461 million.

(8)

In conjunction with the Distribution, IGC's liability to pay income taxes for liabilities incurred prior to the Distribution date was assumed by ACPT. Accordingly, the Company recorded a provision for income taxes through the Distribution date for all taxable income prior to October 5, 1998. All obligations were paid by ACPT during 2000.

(9)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. At March 31, 2001, the outstanding balance of working capital loans payable to Insular and Santa Maria, including principal and interest, was $573,000.

(5)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $202,000 was incurred through December 31, 2000. The remaining $498,000 was accrued in the liability section of the balance sheet, as a reserve for completing discontinued operations. An additional $95,000 of loss was incurred through March 31, 2001 and charged to the accrual. This estimate is based on projected costs to complete the remaining homes, estimated warranty costs for homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay.

AFH is currently focusing on completion of its remaining homes. It is accepting no new sales contracts. It is anticipated that the disposal date for AFH will occur approximately May 31, 2001 and that the last home settlement will occur by this date. Management expects that AFH will have no assets remaining subsequent to that date. Management believes that the cost of remaining liabilities of AFH have been included in the charge for discontinued operations.

Termination of AFH's homebuilding business will reduce operating losses and the cash burden on the Company. It will enable management to focus on real estate and waste development activities. Management's long-term business plan is to use funds generated from real estate sales to fund and expand its waste project development activities.

(6)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and homebuilding operations conducted by AFH, which have been discontinued. Refer to note 5 for further information on AFH.

The accounting policies of the segments are the same as those described in the December 31, 2000 financial statements. The following present the segment information for the three months ended March 31, 2001 and 2000 (in thousands):
	Waste Technology	Land and Other	Inter-Segment Eliminations	Total

2001

Total revenues	$ -	$ 349	$ -	$ 349
Interest income	-	162	-	162
Interest expense	5	295	-	300
Depreciation and amortization	4	18	-	22
Net loss	(213)	(809)	-	(1,022)
			-
Total assets	2,893	56,218	(24,087)	35,024
Additions to long lived assets	295	244	-	539

	Waste Technology	Land and Other	Homebuilding Discontinued Operations	Inter-Segment Eliminations	Total
2000

Total revenues	$ -	$ 872	$ 3,759	$ -	$ 4,631
Interest income	-	146	15	-	161
Interest expense	-	129	7	-	136
Depreciation and amortization	-	12	10	-	22
Net loss	-	(117)	(446)	-	(563)
Total assets	3,135	54,083	6,047	(23,809)	39,456
Additions to long lived assets	412	500	-	-	912

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed and statements made within this Form 10-QSB are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

For the Three Months Ended March 31, 2001 versus 2000

Land Development Operations

Land development sales revenue decreased 72% to $196,000 during the three months ended March 31, 2001, compared to sales of $709,000 during the three months ended March 31, 2000. The 2001 period reflects sales of six townhouse lots and one single family lot, while the 2000 period reflected thirteen single-family sales and ten townhouse lots. The six townhouse lot sales occurred in the Montclair project in Prince William County, Virginia, as did the ten townhouse lot sales in 2000. Gross margins for these sales were negative due to the extended holding period on the property. The single family lot sale occurred in the Dorchester neighborhood of St. Charles and had a gross margin of 35%. During 2000, seven of the single family sales occurred in Westbury and six in Dorchester. The Dorchester sales had a gross profit margin of 50% in 2000. The decline to a 35% profit margin is attributable to direct cost associated with this particular section of Dorchester and the extended holding period. Both the sales in Montclair and Dorchester represent the final lots in both of these developments. A primary cause of the overall decline in land development revenue was decreasing demand at Westbury. The Company is exploring its options with additional builders and developers in order to stimulate sales at this project.

Homebuilding Operations (Discontinued)

Revenues from home sales decreased 66% to $1,273,000 for the three-month period ending March 31, 2001, compared to $3,744,000 during the period ending March 31, 2000. The decrease in revenue is consistent with the decision to close down American Family Homes. In 2001, the Company settled 11 scatter-site homes compared to 29 in 2000. There was an increase in construction gross profit margin for the three-month period ending March 31, 2001 from 14% to 15% compared to the three-month period ending March 31, 2000. Please refer to Note 5 on Page XX for additional discussion of homebuilding operations.

General and Administrative Expense

General and administrative expenses increased to $830,000 from $320,000 compared to the same period for 2000. Prior year costs were lower due to a onetime offset of $176,000 attributable to cancelled stock appreciation rights for a departed employee. In addition, the Company has experienced significant increases in its tax return preparation costs in order to comply with recently issued IRS Regulations and in complying with electronic filing requirements that are new for returns due in 2001. Further, during 2001, the Company began expensing costs for waste project marketing an development totaling $157,000. The Company is also experiencing significantly increasing insurance costs, consistent with national trends. Management continues to look for ways to reduce the company's general and administrative expense.

Interest Expense

Interest expense increased to $300,000 from $129,000 for the same period in 2000. The increase is a result of continued borrowing for land and waste project development expenditures, and general operating costs.

Liquidity and Capital Resources

Cash and Cash equivalents were $209,000 and $517,000 respectively at March 31, 2001 and December 31, 2000.

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

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company intends to use proceeds from the sale of its real estate holdings to finance all or a portion of the development of solid waste projects. It is not likely that the Company will generate near-term revenues from real estate sales sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be at least March 2002 before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date. As a result, the Company must continue to rely on a combination of borrowing and real estate sales to meet liquidity needs. In addition, the Company will sell its net note receivable from an affiliate of ACPT for its face value including interest. This transaction will be completed during the second quarter.

The waste disposal plant development operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting, and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the approval process. The government of the U.S. Virgin Islands informed CWT on November 9, 2000 that it had been selected to negotiate contracts to build one or more facilities to process the island's solid waste. Three primary contracts will be necessary: (1) a waste processing agreement with the government; (2) a power and water purchase agreement with the islands' electric and water utility; and (3) a power sale and oxygen purchase agreement with a large oil refinery. Simultaneous negotiations are underway on all three agreements. CWT will thereafter work closely with the Virgin Islands' government to obtain required permits, structure the project to get to financial close, and begin construction expeditiously. While CWT believes these negotiations will be successful, there can be no assurance this will be so or that terms can be agreed upon which will allow the project to go to financial closing.

CWT is currently pursuing a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. In November 2000, the Company announced that its proposed facility received a "Certificate of Conformity" from the Puerto Rico Solid Waste Management Authority. This has allowed CWT to begin contracting and other activities necessary to implement the project. The next steps will be to obtain all necessary regulatory permits and licenses and begin discussions with the Solid Waste Management Authority, other involved governmental agencies, and municipalities to be served by the facility. CWT then expects to negotiate long-term contracts for the delivery of solid waste and payment for its processing services. The target date for completion of all of these activities is the fourth quarter of 2002.

There can be no assurance that CWT will be able to reach agreement on contracts necessary to build and operate any particular facility or, if it does, that the contracts will be on terms which will allow CWT to go to financial closing. The Company plans to advance funds to CWT from its real estate sales, note collection, and borrowings in order to finance the development of the various projects it is pursuing. The Company believes these sources of cash will be sufficient to cover project development. However, if several projects develop at the same time, outside investment sources will be sought for specific projects in order to meet cash requirements. Management cannot predict when, if at all, IWT/CWT will generate positive cash flow.

A balance due from an affiliate of ACPT totaled $7.461 million at March 31, 2001. IBC, IGC's General Partner previously signed a working capital support agreement with IGC secured by IGC's interest in this note receivable. As of March 31, 2001, IBC and its affiliates had advanced $6.049 million under this agreement. Subsequent to the end of the quarter, IBC offered to purchase the note receivable from IGC for its face value (principal plus accrued interest), less advances to date (including accrued interest) under the working capital support agreement. On April 9, 2001, IGC's Board of Directors approved the sale of this note to IBC. The final sale agreement is currently being prepared and the Company expects to collect the balance during the second quarter, $800,000 of the net receivable was received subsequent to the Board's approval.

Management believes that the Company's real estate assets have sufficient value to enable the Company to finance development with conventional financing. The Company currently has development loans in place for its projects at Brandywine and the first section of Phase 2 at Westbury. During 2001, the final six lots at Montclair were sold, as well as the last lot remaining in the Dorchester neighborhood of St. Charles. Infrastructure development activity is continuing in Brandywine with water and sewer line installation to be completed in the fall. Once all water sewer contracts are awarded, land sales to homebuilders can proceed to closing. The Company is presently negotiating with several homebuilders and expects the first lot sales to occur during the summer.

Town Center South in St. Charles, Maryland remains the most valuable real estate asset the Company holds and management is aggressively marketing it. The Company is also aggressively marketing its Pomfret and Westbury properties.

During 2000, AFH continued to lose money requiring substantial cash infusions to meet operating needs. The Board of Directors of IGC approved a plan to wind down and cease the operations of AFH following completion of all existing homes under construction. At March 31, 2000 three homes remain to be delivered. The Company estimates that it will incur a loss of $700,000 in closing down AFH. Through December 31, 2000, the Company incurred $202,000 of this amount, with an additional $95,000 realized during the first quarter of 2001. A provision for the remaining estimated loss has been included in the liability section of the balance sheet under discontinued operations. Please refer to note 5 on page 13 for further information.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $2,485,000 mature during 2001. The largest component of this amount is a $1 million operating line of credit. The Company expects that it will retire this amount from proceeds from real estate sales. The remainder of these loans relate to various real estate development projects. The Company expects to fulfill these obligations through project sales.

Management believes that it will have the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued land development and operational activities beyond the current year, there is no guarantee such financing will be available.

Debt Summary

As of March 31, 2001, assets with a book value of $13,244,000 were encumbered by $8,283,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	3/31/01

Town Home Development Line	(a)	$ 460	P+1.5%	12/29/01	$ 63
Development Loan	(a)	1,300	P+1.5%	9/30/01	125
Operating Line of Credit	(b)	1,000	P+.5%	8/18/01	1,000
Land Note	(c)	732	10.00%	10/28/01	732
Operating Line of Credit	(d)	4,400	P+1%	12/27/02	4,215
Operating Line of Credit	(e)	1,600	P+1%	8/1/02	1,391
Development Loan	(f)	800	P+1.5%	9/30/01	251
Other miscellaneous		1,250	Various	Various	506
		$ 11,542			$ 8,283
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(b)	This line of credit is for operating use.

(c)	The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot.

(d)

The loan provides an operating line of credit. Of the total loan, $1.4 million was delivered in payment of fines related to the wetlands settlement. $400,000 is reserved for interest payments on the line.

(e)	The loan provides an operating line of credit.

(f)	The note requires monthly interest payments.

Financing of $10,840,000 is available to develop the Brandywine project. As of March 31, 2001, $3,340,000 has been drawn to pay for development costs. Assets with a book value of $11,801,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are reported using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

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

On March 9, 2001, the Company and SCA filed a petition and motion with the United States District Court for the District of Maryland seeking to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County, v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under this new jurisdictional line, the Company and SCA maintain that their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motions to vacate the consent decree. The court has set a hearing on these motions for May 11, 2001.

Sewer and Water Litigation

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland), the Company sought a court ruling that the County was not entitled to impose sewer and water fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent litigation has resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues have been (1) whether a study procured by the County in 1996 justifies the level of sewer and water connection fees which it imposes upon the St. Charles Communities and (2) whether St. Charles Associates ("SCA") and the Company are entitled to recover what they regard as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The court further held that SCA and the Company may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The County, St. Charles Community, LLC, SCA and the Company all sought review of this decision in the Maryland Court of Appeals, but that Court declined to review the case, and the decision of the Court of Special Appeals is therefore final. On October 19, 2000, the County submitted a new sewer connection fee study (dated October 12, 2000) to SCA and the Company. SCA and the Company have filed objections to that study and intend to challenge its validity under the 1989 Agreement.

The County has also appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. On January 18, 2001, the County filed a petition for writ of certiorari with the Court of Appeals seeking review of this decision. On April 13, 2001, the Court of Appeals agreed to review the decision.

Also pending are SCA's and IGC's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.

Other

An officer of the Company and St. Charles Community, LLC, a subsidiary of ACPT, have been named as defendants in a complaint filed in the Circuit Court for Charles County, Maryland alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. St. Charles Community, LLC completed the construction in question. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed the individual defendants and dismissed the second and third counts without prejudice to the plaintiffs' right to reassert those claims in a proper form within thirty days. The Circuit Court also ordered that the County Commissioners of Charles County, Maryland be joined as defendants in the case.

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact on the financial condition or results of operations of the Company.

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

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: May 11, 2001	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer and Director

Dated: May 11, 2001	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President and Director

Dated: May 11, 2001	By: /s/ Paul H. Dillon
Paul H. Dillon
Vice President and Chief Financial Officer