Form 10QSB
period 2001-06-30
INTERSTATE GENERAL CO L P
filed 2001-08-13
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

2,069,973 Common Shares

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2001	2000
Revenues
Land sales	$ 3,699	$ 1,015
Equity in (loss) earnings from partnerships	(14)	17
Interest and other income	285	447
Total revenues	$ 3,970	$ 1,479

Expenses
Cost of land sales	$ 3,714	$ 906
General and administrative	1,600	792
Interest expense	572	334
Depreciation and amortization	47	25
Total expenses	$ 5,933	$ 2,057

Net loss before provision for minority interest	$ (1,963)	$ (578)
Minority interest	(1)	(1)
Net loss	$ (1,964)	$ (579)

Basic and fully diluted net loss per unit
from continuing operations	(0.96)	(0.28)

Discontinued operations
Loss from discontinued operations	$ -	$ (583)

Net loss from discontinued operations	$ -	$ (583)

Basic and fully diluted net loss per unit
from discontinued operations	-	(0.29)

Total Net Loss	$ (1,964)	$ (1,162)

Basic and Fully Diluted Net Loss per unit	(0.96)	(0.57)

Net loss
General Partners	$ (20)	$ (12)
Limited Partners	(1,944)	(1,150)
	$ (1,964)	$ (1,162)

Weighted average shares outstanding	2,057	2,056

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

June 30, 2001
(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 213
Restricted	167
$ 380
Assets Related to Waste Technology Projects
Deferred Costs	$ 6,396
Property, plant and equipment less accumulated depreciation of $179	201
Other assets	8
$ 6,605
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	$ 6,216
Brandywine, Maryland	7,904
Other Maryland and Virginia locations	2,726
Note Receivable - affiliate	2,325
$ 19,171
Assets Related to Discontinued Operations
Homebuilding construction and land	$ 368
Receivables and other	99
$ 467
Receivables & Other Assets
Receivables	$ 124
Other assets - deposits and prepaids	120
Property, plant and equipment, less accumulated depreciation of $40	49
$ 293

Total Assets	$ 26,916

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

June 30, 2001

Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 600
Mortgages and notes payable	185
$ 785
Liabilities Related to Land Development
Recourse debt	$ 1,012
Accounts payable, accrued liabilities, and deferred revenue	190
$ 1,202
Liabilities Related to Discontinued Operations
Recourse debt	$ 242
Accounts payable, accrued liabilities, and deferred revenue	215
Mortgage and notes payable	5
Reserve for completing discontinued operations	221
$ 683
Other Liabilities
Accounts payable and accrued liabilities	$ 2,096
Notes payable	5,784
$ 7,880

Total Liabilities	$ 10,550

Partners' Capital
General partners' capital	$ 4,056
Limited partners' capital - 2,070 units issued and outstanding as of June 30, 2001	12,310
Total partners' capital	$ 16,366

Total Liabilities and Partners' capital	$ 26,916

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, (In thousands)

	2001	2000
Cash Flows from Operating Activities
Net loss from continuing operations	$ (1,964)	$ (1,162)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	47	44
Equity in losses from unconsolidated partnerships	14	(17)
Cost of land development and homebuilding	5,043	7,687
Homebuilding construction expenditures	(453)	(4,340)
Changes in other accounts receivable and accounts payable	(3,379)	(3,643)
Net cash used in operating activities	$ (692)	$ (1,431)

Cash Flows from Investing Activities
Investment in land improvements for future sales	(321)	(760)
Change in assets related to unconsolidated rental property	(14)	255
Change in restricted cash	44	(96)
Additions to deferred costs - waste technology projects	(790)	(955)
Changes in other assets and accounts receivable	(5)	24
Collection on LDA note receivable	7,299	1,169
Net cash provided by (used in) investing activities	$ 6,213	$ (363)

Cash Flows from Financing Activities
Cash proceeds from debt financing	523	3,270
Loans from IBC and other related entities	(5,074)	69
Payment of debt	(1,347)	(1,589)
Exercise of warrants	73	-
Net cash (used in) provided by financing activities	$ (5,825)	$ 1,750

Net Decrease in Cash and Cash Equivalents	(304)	(44)
Cash and Cash Equivalents, Beginning of Year	517	367
Cash and Cash Equivalents, June 30	$ 213	$ 323

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
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

The Company is engaged in two primary lines of business. First, the Company develops residential and commercial land. Second, through its affiliates, IGC is engaged in the development of solid waste disposal projects that use environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland; a 50% interest in a partnership that owns land under development in Brandywine, Maryland; as well as a fractional interest in Coachman's Limited Partnership (Maryland). In addition, all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees), is held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000.

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

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P., which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	June 30,	December 31,
	2001	2000
Total assets	$ 12,502	$ 11,656
Total non-recourse debt	574	417
Total other liabilities	9,732	9,043
Total equity	2,196	2,196
Company's investment	7,904	7,935

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

Housing Partnership

The following information summarizes financial data and principal activities of Coachman's Limited Partnership (Maryland), which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	June 30, 2001	December 31, 2000
Total assets	$ 5,485	$ 5,506
Total non-recourse debt	5,721	5,748
Total other liabilities	1,467	1,479
Total deficit	(1,703)	(1,721)
Company's investment	(577)	(576)
SUMMARY OF OPERATIONS:	For the Six Months Ended June 30,
	2001	2000
Total revenue	$ 618	$ 566
Net income (loss)	17	(22)
Company's recognition of equity in losses	-	-

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

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at June 30, 2001 and December 31, 2000 (in thousands):
Outstanding
	Maturity Dates From/To	Interest Rates* From/To	June 30, 2001	December 31, 2000
Related to waste technology ventures:
Recourse debt	06/30/05	9.5%	$ 185	$ 188

Related to land development:
Recourse debt	09/30/01/ 12/29/01	P+1.5%/ 10.0%	$ 1,012	$ 1,171

Related to discontinued operations:
Recourse debt	Demand/ 03/05/02	P+.5%/ P+7.74%	$ 247	$ 331

General:
Recourse debt	08/01/02/ 12/27/02	P+1%/	$ 5,784	$ 6,361
Related Entity (1)	08/02/09	P+1.5%	$ -	$ 5,074
Total debt			$ 7,228	$ 13,125

*P = Prime lending interest rate
(1)=IBC and related entities note payable

As of June 30, 2001, the $1,012,000 of recourse debt related to land development is collateralized by land assets with a book value of $2,907,000. As part of the Pomfret land sale, IBC assumed IGC's $1 million obligation to First National Bank of St. Mary's with the board of director's consent, but IGC was not released from the obligation until IBC paid off the note on August 2nd. This amount is not reflected in the above schedule or in the financial statements.

The debt related to discontinued operations is secured by substantially all of the homebuilding assets.

The Company is not subject to any material covenants requiring disclosure under these loan agreements.

Financing of $10,340,000 is available to develop the Brandywine project. As of June 30, 2001, $3,627,000 has been drawn to pay for development costs. Assets with a book value of $12,502,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

(4)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
INCOME STATEMENT IMPACT		Six Months Ended
		June 30, 2001	June 30, 2000
Land Sales
Land Sales Revenue	(A)	$ -	$ 416
Land Sales Revenue, IBC, general partner of IGC	(A1)	3,301	-
		$ 3,301	$ 416
Cost of Land Sales
Cost of Sales		$ -	$ 170
Cost of Sales, IBC, general partner of IGC	(A1)	3,301	-
		$ 3,301	$ 170
Interest and Other Income
LDA, affiliate of ACPT		$ 271	$ 331

General and Administrative Expense
IBC, general partner of IGC, office rent	(B1)	$ 8	$ -
ARMC, subsidiary of ACPT for support and other services	(B2)	5	59
Interstate General Properties (IGP), tax support services and other	(B3)	-	18
Equus, affiliate of IBC, consulting fee	(B4)	(226)	(68)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(100)	(250)
		$ (313)	$ (241)
Interest Expense
IBC, general partner of IGC	(B6)	$ 167	$ 131
Affiliates of IBC		31	13
		$ 198	$ 144

BALANCE SHEET IMPACT:		Balance	Balance
		June 30, 2001	December 31, 2000
Other Assets
Receivables:
LDA, affiliate of ACPT, note receivable	(B6)	-	7,305
IBC, general partner of IGC, note receivable - land sale	(A1)	2,325	-
IBC, general partner of IGC, miscellaneous receivable		75	-
		$ 2,400	$ 7,305
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ -	$ 4,513
Advances, affiliates of IBC	(B7)	-	561
Accounts payable to IGP for tax support services	(B3)	61	61
Accounts payable to IGP for miscellaneous		14	14
Accounts payable to ARMC for support services	(B2)	137	132
		$ 212	$ 5,281
(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or comparable sales to third parties.

(1)

On June 29, 2001 IGC sold Pomfret, LLC to IBC for $3,325,000 based on recent appraisals. As of that date, IBC assumed $1 million of bank debt collateralizing the Pomfret land, and executed a promissory note for the balance with the approval of the board of directors. On August 2nd, IBC repaid the bank debt and all but $525,000 of the outstanding promissory note. The remaining balance is due in 60 days. Because IGC did not receive any cash until August 2nd, the profit of $25,000 on the sale was deferred until the third quarter in accordance with the cost recovery method for real estate sales accounting.

(B)	Other

Other transactions with related parties are as follows:
(1)	Beginning October 1, 2000 and continuing for 2001, IGC rents office space from IBC at prevailing rental rates.

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

(6)

During 2000 and the first six months of 2001 the Company received working capital advances from IBC and its affiliates. These advances were secured by a note receivable from Land Development Associates, and indirect subsidiary of ACPT ("LDA note"). Beginning April 1, 1999 interest accrued at 1% over the prime rate subject to a 9% ceiling. In the second quarter of 2001, IBC purchased the LDA note from IGC with the approval of its board of directors for an amount equal to the principal balance plus accrued interest on the amount. All previous working capital advances were applied to the purchase price of the note. The balance of the purchase price has been paid in cash.

(7)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. During the second quarter, IBC assumed these liabilities in conjunction with its acquisition of the LDA note.

(5)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $202,000 was incurred through December 31, 2000. The remaining $498,000 was accrued in the liability section of the balance sheet, as a reserve for completing discontinued operations. An additional $278,000 of loss was incurred through June 30, 2001 and charged to the accrual. This estimate is based on projected costs to complete the remaining homes, estimated warranty costs for homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay.

Termination of AFH's homebuilding business will reduce operating losses and the cash burden on the Company. It will enable management to focus on real estate and waste development activities. Management's long-term business plan is to use funds generated from real estate sales to fund and expand its waste project development activities.

(6)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development, and homebuilding operations conducted by AFH, which have been discontinued. Refer to note 5 for further information on AFH.

The accounting policies of the segments are the same as those described in the December 31, 2000 financial statements. The following present the segment information for the six months ended June 30, 2001 and 2000 (in thousands):
	Waste Technology	Land	Inter-Segment Eliminations	Total
2001

Total revenues	$ -	$ 3,970	$ -	$ 3,970
Interest income	-	282	-	282
Interest expense	9	563	-	572
Depreciation and amortization	10	37	-	47
Net loss	(395)	(1,569)	-	(1,964)

Total assets	2,874	46,093	(22,051)	26,916
Additions to long lived assets	790	321	-	1,111

	Waste Technology	Land and Other	Homebuilding Discontinued Operations	Inter-Segment Eliminations	Total
2000

Total revenues	$ -	$ 1,479	$ 7,094	$ -	$ 8,573
Interest income	-	318	21	-	339
Interest expense	-	334	11	-	345
Depreciation and amortization	-	25	19	-	44
Net loss	(32)	(545)	(584)	-	(1,161)
Total assets	3,173	54,950	2,457	(24,343)	36,237
Additions to long lived assets	955	761	-	-	1,716

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Six Months Ended June 30, 2001 versus 2000

Land Development Operations

Land development sales revenue increased 265% to $3,699,000 during the six months ended June 30, 2001, compared to sales of $1,015,000 during the six months ended June 30, 2000. The principal reason for the increase is that the 2001 period includes the sale of the Company's Pomfret parcel for $3,325,000 to IBC, of which $24,421 remains to be recognized when final receipt is collected from IBC at closing. The sale was reviewed and approved by IGC's Board of Directors with the sales price based on recent appraisals. In addition to the sale of the Pomfret property, the 2001 period reflects sales of six townhouse lots and three single-family lots, while the 2000 period reflected thirteen single-family sales and twenty-two townhouse lots.

The townhouse lot sales occurred in the Montclair project in Prince William County, Virginia, as did the townhouse lot sales in 2000. Gross margins for these sales were negative due to the extended holding period on the property. Two of the single family lot sale occurred in the Westbury project in St. Mary's County and had a gross margin of 25%. The other single family sale was the final lot in the Dorchester neighborhood of St. Charles and had a gross margin of 35%. During 2000, seven of the single-family sales occurred in Westbury and six in Dorchester. The Dorchester sales had a gross profit margin of 50% in 2000. The decline to a 35% profit margin is attributable to direct costs associated with this particular section of Dorchester and the extended holding period. Both the sales in Montclair and Dorchester represent the final lots in both of these developments. A primary cause of the overall decline in land development revenue was decreasing demand at Westbury. The Company is exploring its options with additional builders and developers in order to stimulate sales at this project.

Homebuilding Operations (Discontinued)

Revenues from home sales decreased to $1,352,000 for the six-month period ending June 30, 2001, compared to $7,073,000 during the period ending June 30, 2000. The decrease in revenue is consistent with the decision to close down American Family Homes. In 2001, the Company settled 12 scatter-site homes compared to 55 in 2000. There was an increase in construction gross profit margin for the six-month period ending June 30, 2001 from 8% to 9% compared to the six-month period ending June 30, 2000. Please refer to Note 5 for additional discussion of homebuilding operations.

General and Administrative Expense

General and administrative expenses increased to $1,600,000 from $792,000 compared to the same period for 2000. Numerous factors accounted for this increase. Due to the significant increase in the price of IGC units over last year, as well as a cancellation that incurred in 2000 due to an employee departure, the cost of stock appreciation rights is $227,000 greater in 2001 than in 2000. In 2001 IWT and CWT incurred $350,000 more of project development costs than in 2000. These costs relate to development of new potential projects in Costa Rica, Barbados, and elsewhere. Legal fees relating to the wetlands remediation have totaled $179,000 to date in 2001, and there has been a significant increase in tax preparation and filing costs associated with new electronic filing requirements and new IRS regulations. Finally, the Company has also experienced a significant increase in insurance costs, consistent with national trends. Together, these items account for significantly more than the increase from last year. While many of these costs are generally beyond control, Management continues to look for ways to reduce the company's general and administrative expenses and has been successful in reducing normal operating expenditures.

Interest Expense

Interest expense increased to $572,000 from $334,000 for the same period in 2000. The increase is a result of continued borrowing for land and waste project development expenditures, and general operating costs.

Liquidity and Capital Resources

Cash and Cash equivalents were $213,000 and $517,000 respectively at June 30, 2001 and December 31, 2000.

IGC historically has met its liquidity requirements from cash flow generated from home and land sales, distributions from residential rental partnerships, loans from affiliates, and from bank financing providing funds for development and working capital. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, development costs for IWT and CWT, land development activities, cash requirements for AFH's wind-down, and ongoing debt service of existing loans.

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company intends to use proceeds from the sale of its real estate holdings to finance all or a portion of the development of solid waste projects. It is not likely that the Company will generate near-term revenues from real estate sales sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be at least June 2002 before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date. As a result, the Company must continue to rely on a combination of borrowing and real estate sales to meet liquidity needs.

At the end of the second quarter, the Company sold its Pomfret property for $3,325,000 to an affiliate. Through the time of this filing, the Company collected $2,800,000, with the balance due October 1st. The outstanding balance accrues interest at a rate of prime plus one percent. With these funds, the Company will curtail $2 million in debt and have $1,325,000 for operating and development requirements.

The waste disposal plant development operations of IWT/CWT are subject to municipal and other government bidding procedures, contract award, permitting, and other approvals. A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the approval process. IWT/CWT has reached an agreement with the Government of the U.S. Virgin Islands on the principal terms of a contract to build and operate a facility to process the Islands' solid waste. In addition, IWT/CWT is negotiating with the public utility in the Virgin Islands for it to purchase power and water produced by the facility. The solid waste contract with the government will require approval by the Virgin Island Senate. While CWT believes these efforts will be successful, there can be no assurance that terms will be agreed to, or if agreed to, that the project will achieve financial close.

CWT is currently pursuing a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. In November 2000, the Company announced that its proposed facility received a "Certificate of Conformity" from the Puerto Rico Solid Waste Management Authority. CWT is working with the Mayor of Caguas to define the activities necessary to implement the project. The next steps will be to hold discussions with the Solid Waste Management Authority, other involved governmental agencies, and municipalities to be served by the facility.

There can be no assurance that IWT/CWT will be able to reach agreement on contracts necessary to build and operate any particular facility or, if it does, that the contracts will be on terms which will allow IWT/CWT to go to financial closing. The Company plans to advance funds to IWT/CWT from its real estate sales, note collection, and borrowings in order to finance the development of the various projects it is pursuing. If these sources of cash are not sufficient to cover projected development costs, outside investment sources will be sought. Management cannot predict when, if at all, IWT/CWT will generate positive cash flow.

The Company had a balance due from an affiliate of ACPT that totaled $7.461 million at March 31, 2001. IBC, IGC's General Partner previously signed a working capital support agreement with IGC secured by IGC's interest in this note receivable. During the second quarter, IBC offered to purchase the note receivable from IGC for its face amount (principal plus accrued interest), less advances to date (including accrued interest) under the working capital support agreement. On April 9, 2001, IGC's Board of Directors approved the sale of this note to IBC. The final sales agreement was completed effective June 6, 2001, and IGC has subsequently collected the sales proceeds.

Management believes that the Company's real estate assets have sufficient value to enable the Company to finance development with conventional financing. The Company currently has development loans in place for its projects at Brandywine and the first section of Phase 2 at Westbury. Infrastructure development activity is continuing at Brandywine with water and sewer line installation to be completed in the fall. Once water and sewer contracts are awarded, land sales to homebuilders can proceed to closing. During 2001, the final six lots at Montclair were sold, as well as the last lot remaining in the Dorchester neighborhood of St. Charles. Town Center South in St. Charles, Maryland remains the most valuable real estate asset the Company holds and management is aggressively marketing it. The Company is also marketing its other commercial parcels as well as its Westbury property.

On March 9, 2001, the Company and SCA filed a petition and motion with the United States District Court for the District of Maryland seeking to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County, v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under this new jurisdictional line, the Company and SCA maintain that their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motions to vacate the consent decree. On June 12, 2001, the court denied defendant's motion to set aside the Company's criminal conviction and to vacate the consent decree. At the same time, the court deferred decision on the Company's motion to stay the time limits for carrying out the remediation work to allow the parties additional time to try to reach agreement on the terms of a stay. The defendants have appealed the denial of their petition and motion to the United States Court of Appeals for the Fourth Circuit. If the Company is ultimately required to complete the remediation plan, it is likely the cost will exceed the $1.5 million previous cost estimate.

During 2000, AFH continued to lose money requiring substantial cash infusions to meet operating needs. On November 13, 2000 the Board of Directors of IGC approved a plan to wind down and cease the operations of AFH following completion of all existing homes under construction. At June 30, 2001 two homes remain to be delivered. The Company estimates that it will incur a loss of $700,000 in closing down AFH. Through December 31, 2000, the Company incurred $202,000 of this amount, with an additional $278,000 realized during the first half of 2001. A provision for the remaining estimated loss has been included in the liability section of the balance sheet under discontinued operations. Please refer to Note 5 for further information.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $1,012,000 mature during 2001. The largest component of this amount is a $732,000 loan relating to the acquisition of parcels at Westbury. The Company expects that it will be able to extend this loan when it matures in November. The remainder of these loans relate to various real estate development projects. The Company expects to fulfill these obligations through project sales.

Management believes that it will have the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued land development and operational activities, there is no guarantee such financing will be available.

Debt Summary

As of June 30, 2001, assets with a book value of $9,748,000 were encumbered by $7,228,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	6/30/01

Town Home Development Line	(a)	$ 460	P+1.5%	12/29/01	$ 63
Development Loan	(a)	1,300	P+1.5%	9/30/01	98
Land Note	(b)	732	10.00%	10/28/01	732
Operating Line of Credit	(c)	4,400	P+1%	12/27/02	4,360
Operating Line of Credit	(d)	1,600	P+1%	8/1/02	1,424
Development Loan	(e)	800	P+1.5%	9/30/01	119
Other miscellaneous		1,250	Various	Various	432
		$ 10,542			$ 7,228
(a)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(b)	The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot.

(c)

The loan provides an operating line of credit. Of the total loan, $1.4 million was applied in payment of fines related to the wetlands settlement. $400,000 is reserved for interest payments on the line.

(d)	The loan provides an operating line of credit.

(e)	The note requires monthly interest payments.

Financing of $10,840,000 is available to develop the Brandywine project. As of June 30, 2001, $3,627,000 has been drawn to pay for development costs. Assets with a book value of $12,502,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are reported using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

As part of the Pomfret land sale, IBC assumed IGC's $1 million obligation to First National Bank of St. Mary's with the board of director's consent, but IGC was not released from the obligation until IBC paid off the note on August 2nd. This amount is not reflected in the above schedule or in the financial statements.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, L.P. ("SCA"), and James J. Wilson, the Company's chairman and chief executive officer, charging them with criminal and civil violations of Section 404 of the U.S. Clean Water Act ("CWA") relating to placing fill materials without a permit into wetlands within the jurisdiction of the U.S. Corps of Engineers. In November 1999 the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months, a remediation plan covering certain land in Town Center South and in another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's chairman and chief executive officer, were dismissed.

On March 9, 2001, the Company and SCA filed a petition and motion with the United States District Court for the District of Maryland seeking to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County, v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under this new jurisdictional line, the Company and SCA maintain that their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motions to vacate the consent decree. On June 12, 2001, the court denied defendant's motion to set aside the Company's criminal conviction and to vacate the consent decree. At the same time, the court deferred decision on the Company's motion to stay the time limits for carrying out the remediation work to allow the parties additional time to try to reach agreement on the terms of a stay. The defendants have appealed the denial of their petition and motion to the United States Court of Appeals for the Fourth Circuit.

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

The County has also appealed an injunction issued by the Circuit Court extending the limitation on sewer connection fees to all residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. On January 18, 2001, the County filed a petition for writ of certiorari with the Court of Appeals seeking review of this decision. On April 13, 2001, the Court of Appeals agreed to review the decision. The matter is set for argument in the Court of Appeals this fall.

Also pending are SCA's and IGC's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.

Other

An officer of the Company and two of its subsidiaries were named as defendants in a complaint filed in the Circuit Court for Charles County, Maryland, alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. St. Charles Community, LLC completed the construction in question by agreement with, and permission from, the County. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed the individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs have since filed an amended complaint purporting to cure the defects, prompting the dismissals and adding the County Commissioners as defendants. The Company has responded by filing a motion to dismiss on grounds similar to those asserted in its prior, successful motion to dismiss.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
Exhibit No.	Description of Exhibit	Reference

10 (a)	Contract dated June 29, 2001 by and between Interstate General Company, L.P. and Interstate Business Corporation for the sale of Pomfret LLC	Filed herewith

10 (b)	Addendum to Agreement dated August 2, 2001 between Interstate General Company, L.P. and Interstate Business Corporation for the sale of Pomfret LLC	Filed herewith

10 (c)	Non-Recourse Assignment of Cash Flow Note dated as of June 6, 2001 by and between Interstate General Company and Interstate Business Corporation	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: August 10, 2001	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: August 10, 2001	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: August 10, 2001	By: /s/ Paul Dillon
Paul Dillon
Vice President and Chief Financial Officer