Form 10QSB
period 2001-09-30
INTERSTATE GENERAL CO L P
filed 2001-11-13
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

2,071,173 Common Shares

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
Revenues
Land sales	$ 3,881	$ 1,286
Equity in (loss) earnings from partnerships	(154)	17
Interest and other income	437	463
Total revenues	$ 4,164	$ 1,766

Expenses
Cost of land sales	$ 3,891	$ 1,162
General and administrative	1,802	1,157
Interest expense	753	588
Waste project marketing and development	366	123
Depreciation and amortization	70	39
Total expenses	$ 6,882	$ 3,069

Net loss before provision for minority interest	$ (2,718)	$ (1,303)
Minority interest	(2)	(1)
Net loss	$ (2,720)	$ (1,304)

Basic and fully diluted net loss per unit
from continuing operations	$ (1.31)	$ (0.63)

Discontinued operations
Loss from discontinued operations	$ -	$ (1,032)
Loss on disposal of division	-	(700)
Net loss from discontinued operations	$ -	$ (1,732)

Basic and fully diluted net loss per unit
from discontinued operations	$ -	$ (0.83)

Total Net Loss	$ (2,720)	$ (3,036)

Basic and Fully Diluted Net Loss per unit	$ (1.31)	$ (1.46)

Net loss
General Partners	$ (27)	$ (30)
Limited Partners	(2,693)	(3,006)
	$ (2,720)	$ (3,036)

Weighted average shares outstanding	2,062	2,056

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

September 30, 2001
(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 205
Restricted	130
$ 335
Assets Related to Waste Technology Projects
Deferred Costs	$ 6,958
Property, plant and equipment less accumulated depreciation of $183	197
Other assets	5
$ 7,160
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	$ 6,226
Brandywine, Maryland	9,100
St. Mary's County, Maryland	2,592
Other assets - prepaids	10
$ 17,928
Assets Related to Discontinued Operations
Homebuilding construction and land	$ 139
Receivables and other	212
$ 351
Receivables & Other Assets
Receivables and other assets - deposits and prepaids	$ 134
Property, plant and equipment, less accumulated depreciation of $24	45
$ 179

Total Assets	$ 25,953

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

September 30, 2001

Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 695
Mortgages and notes payable	184
$ 879
Liabilities Related to Land Development
Recourse debt	$ 893
Accounts payable and accrued liabilities	393
$ 1,286
Liabilities Related to Discontinued Operations
Recourse debt	$ 242
Accounts payable, accrued liabilities, and deferred revenue	80
Reserve for completing discontinued operations	66
$ 388
Other Liabilities
Accounts payable and accrued liabilities	$ 1,379
Notes payable	5,818
$ 7,197

Total Liabilities	$ 9,750

Partners' Capital
General partners' capital	$ 4,055
Limited partners' capital - 2,071 units issued and outstanding as of September 30, 2001	12,148
Total partners' capital	$ 16,203

Total Liabilities and Partners' capital	$ 25,953

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (In thousands)

	2001	2000
Cash Flows from Operating Activities
Net loss from continuing operations	$ (2,720)	$ (1,304)
Net loss from discontinued operations	-	(1,732)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	72	65
Equity in losses/(earnings) from unconsolidated partnerships and
developer fees	154	(17)
Cost of sales-community development and home building	5,483	8,356
Homebuilding construction expenditures	(488)	(5,148)
Changes in other accounts receivable and accounts payable	(1,952)	(2,236)
Loss on disposal of segment	-	(700)
Net cash provided by/(used in) operating activities	$ 549	$ (2,716)

Cash Flows from Investing Activities
Investment in land improvements for future sales	(1,569)	(723)
Change in assets related to unconsolidated rental property partnerships	424	256
Change in restricted cash	81	(71)
Additions to deferred costs - waste technology projects	(1,352)	(1,457)
Changes in other assets	151	(33)
Collection on LDA note receivable/payment of debt IBC and related entities (1)	2,230	1,453
Net cash used in investing activities	$ (35)	$ (575)

Cash Flows from Financing Activities
Cash proceeds from debt financing	$ 557	4,912
Payment of debt	(1,471)	(1,717)
Issuance of warrants and options	88	-
Net cash (used in)/provided by financing activities	$ (826)	$ 3,195

Net Decrease in Cash and Cash Equivalents	$ (312)	$ (96)
Cash and Cash Equivalents, Beginning of Year	517	367
Cash and Cash Equivalents, September 30	$ 205	$ 271

(1) On June 6, 2001 IBC, IGC's General Partner purchased the LDA note receivable from the Company for its face amount (principal plus accrued interest). All working capital advances plus accrued interest were applied to the purchase price of the note.

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland; a 50% interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the common stock of Interstate Waste Technologies (IWT) and Caribe Waste Technologies (CWT) (excluding shares issued as incentive compensation for employees), is held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000.

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

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P., which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	September 30,	December 31,
	2001	2000
Total assets	$ 13,631	$ 11,656
Total non-recourse debt	517	417
Total other liabilities	11,072	9,043
Total equity	2,042	2,196
Company's investment	9,100	7,935

At September 30, 2001, the Company held a 50% limited partnership interest and was the managing general partner of Brandywine Investment Associates, L.P. The partnership owns 277 acres of developable land in Brandywine, Maryland. This property is in the early stages of infrastructure development; therefore, the summary of operations and operating cash flows for Brandywine have been omitted from this presentation. In accordance with SOP Statement No. 78-9, the equity method is used to account for this investment as it is a non-consolidated majority-owned subsidiary and has been included on the balance sheet under assets related to land development, Brandywine, Maryland. A portion of the investment balance is a note receivable in the amount of $4.635 million and accrued interest of $1.572 million.

Housing Partnership

The following information summarizes financial data and principal activities of Coachman's Limited Partnership (Maryland), which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	September 30, 2001	December 31, 2000
Total assets	$ 5,450	$ 5,506
Total non-recourse debt	5,707	5,748
Total other liabilities	1,428	1,479
Total deficit	(1,685)	(1,721)
Company's investment	-	(576)
SUMMARY OF OPERATIONS:	For the Nine Months Ended September 30,
	2001	2000
Total revenue	$ 929	$ 3,378
Net income (loss)	35	(1,237)
Company's recognition of equity in earnings	4	17

IGC held a fractional interest through September 28, 2001 in this housing partnership owning 104 rental units in an apartment complex that was placed in service prior to 1995. The Company held a .1% general partner interest and shares in profits, losses and cash flow from operations in accordance with its ownership percentage. The Company sold its interest to an affiliate on September 28, 2001 for $1,218. The sales price was determined by appraisal and reviewed by IGC's Board of Directors.

IGC had a negative investment in Coachman's of $577,000, which was recorded as a liability as of the December 31, 2000 financial statements. The transaction was between related parties, therefore, the investment was recorded as a contribution to the general and limited partner's capital in the amount of $5,781 and $572,319, respectively.

IGC's fractional interest in Chastleton Apartments Associates (District of Columbia) was previously reported. Upon further review of the partnership agreement, it was determined that the fractional interest is owned by IGC's affiliate, IBC. This correction does not have a material effect on IGC's business or financial results.

(3)	WASTE PROJECT DEVELOPMENT

A number of proposals by IWT/CWT to build waste disposal plants in the Caribbean and elsewhere are in various stages of the approval process. IWT/CWT has reached an agreement with the Government of the U.S. Virgin Islands on the principal terms of a contract to build and operate a facility to process the Islands' solid waste. In addition, IWT/CWT is currently negotiating with the public utility in the Virgin Islands for it to purchase power and water produced by the facility. The solid waste contract with the government will require approval by the Virgin Island Senate. While CWT believes these efforts will be successful, there can be no assurance that terms will be agreed to, or if agreed to, that the project will achieve financial close.

CWT is continuing to pursue a project in the Municipality of Caguas, Puerto Rico, where it previously signed a host community agreement. In November 2000, the Company announced that its proposed facility received a "Certificate of Conformity" from the Puerto Rico Solid Waste Management Authority. CWT is working with the Mayor of Caguas to define the activities necessary to implement the project. The next steps will be to hold discussions with the Solid Waste Management Authority, other involved governmental agencies, and municipalities to be served by the facility.

IWT is also pursuing projects in Costa Rica, China, Chile, and elsewhere, all of which are in the exploratory stage. There can be no assurance that IWT/CWT will be able to reach agreement on contracts necessary to build and operate any particular facility or, if it does, that the contracts will be on terms which will allow IWT/CWT to go to financial closing.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, receivables and investments in partnerships. The following table summarizes the indebtedness of IGC at September 30, 2001 and December 31, 2000 (in thousands):
Outstanding
	Maturity Dates From/To	Interest Rates* From/To	September 30, 2001	December 31, 2000
Related to waste technology ventures:
Recourse debt	06/30/05	9.5%	$ 184	$ 188

Related to land development:
Recourse debt	11/1/01/ 3/21/02	P+1.5%/ 10%	$ 893	$ 1,171

Related to discontinued operations:
Recourse debt	11/26/01/Demand	P+.5%	$ 242	$ 331

General:
Recourse debt	08/01/02/ 12/27/02	9.5%	$ 5,818	$ 6,361
Related Entity (1)	08/02/09	P+1.5%	$ 22	$ 5,074
Total debt			$ 7,159	$ 13,125

*P = Prime lending interest rate
(1)=IBC and related entities note payable

As of September 30, 2001, the $893,000 of recourse debt related to land development is collateralized by land assets with a book value of $2,565,000. Of this debt amount, a note for $732,000 matured on 11/01/01 that has been verbally extended until 11/1/2003 and paperwork will be executed within the next month.

The debt related to discontinued operations is secured by substantially all of the homebuilding assets.

The Company is not subject to any material financial covenants under these loan agreements.

Financing of $10,340,000 is available to develop the Brandywine project. As of September 30, 2001, $3,418,000 has been drawn to pay for development costs. Assets with a book value of $13,631,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the development loans relating to the Brandywine project.

(5)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying financial statements are reflected below:
INCOME STATEMENT IMPACT		Nine Months Ended
		September 30, 2001	September 30, 2000
Land Sales
Land Sales Revenue	(A)	$ -	$ 295
Land Sales Revenue, IBC, general partner of IGC	(A1)	3,325	-
		$ 3,325	$ 295
Cost of Land Sales
Cost of Sales	(A)		$ 128
Cost of Sales, IBC, general partner of IGC	(A1)	3,301
		$ 3,301	$ 128

LDA, affiliate of ACPT		$ 271	$ 491

General and Administrative Expense
IBC, general partner of IGC, office rent	(B1)	$ 12	$ -
ARMC, subsidiary of ACPT for support and other services	(B2)	11	73
Interstate General Properties (IGP), tax support services and other	(B3)	-	24
Equus, affiliate of IBC, consulting fee	(B4)	(340)	(101)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(150)	(375)
		$ (467)	$ (379)
Interest Expense
IBC, general partner of IGC	(B6)	$ 189	$ 194
Affiliates of IBC	(B7)	31	29
		$ 220	$ 223

BALANCE SHEET IMPACT:		Balance	Balance
		September 30, 2001	December 31, 2000
Other Assets
Receivables:
LDA, affiliate of ACPT, note receivable	(B6)	-	7,305
Equus, affiliate of IBC	(B4)	82	87
IBC, misc receivable		3	-
		$ 85	$ 7,392
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ -	$ 4,513
Accounts payable to IBC for miscellaneous		22	-
Advances, affiliates of IBC	(B7)	-	561
Accounts payable to IGP for tax support services	(B3)	61	61
Accounts payable to Equus Entertainment Corp		21	21
Accounts payable to IGP for miscellaneous		14	14
Accounts payable to ARMC for support services	(B2)	56	132
		$ 174	$ 5,302
(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or comparable sales to third parties.

(1)

On June 29, 2001 IGC sold Pomfret, LLC to IBC for $3,325,000 based on a recent appraisal. As of that date, IBC assumed $1 million of bank debt collateralizing the Pomfret land, and executed a promissory note for the balance with the approval of the board of directors. The balance of the note has subsequently been collected.

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

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus Entertainment Corporation (an affiliate of IBC) providing for a consulting fee of $11,250 per month until October 15, 2000. On October 16, 2000, the fee increased to $33,333 per month plus related benefits. As of September 30, 2001, there is an unpaid balance of $81,535.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

(6)

During 2000 and the first nine months of 2001 the Company received working capital advances from IBC and its affiliates. These advances were secured by a note receivable from Land Development Associates, and indirect subsidiary of ACPT ("LDA note"). Beginning April 1, 1999 interest accrued at 1% over the prime rate subject to a 9% ceiling. In the second quarter of 2001, IBC purchased the LDA note from IGC with the approval of its board of directors for an amount equal to the principal balance plus accrued interest on the amount. All previous working capital advances were applied to the purchase price of the note. The balance of the purchase price has been paid in cash.

(7)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. During the second quarter of 2001, IBC assumed these liabilities in conjunction with its acquisition of the LDA note.

(6)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $202,000 was incurred through December 31, 2000. The remaining $498,000 was accrued in the liability section of the balance sheet, as a reserve for completing discontinued operations. This estimate is based on projected costs to complete the remaining homes, estimated warranty costs for homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. An additional $433,000 of loss was incurred through September 30, 2001 and charged to the accrual.

Termination of AFH's homebuilding business will reduce operating losses and the cash burden on the Company. It will enable management to focus on real estate and waste development activities. Management's long-term business plan is to use funds generated from real estate sales to fund and expand its waste project development activities.

(7)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development, and homebuilding operations conducted by AFH, which have been discontinued. Refer to note 6 for further information on AFH.

The accounting policies of the segments are the same as those described in the December 31, 2000 financial statements. The following present the segment information for the nine months ended September 30, 2001 and 2000 (in thousands):
	Waste Technology	Land and Other	Inter-Segment Eliminations	Total
2001

Total revenues	$ -	$ 4,164	$ -	$ 4,164
Interest income	-	307	-	307
Interest expense	14	739	-	753
Depreciation and amortization	13	57	-	70
Net loss	(563)	(2,157)	-	(2,720)

Total assets	2,791	45,412	(22,250)	25,953
Additions to long lived assets	1,352	1,569	-	2,921
	Waste Technology	Land and Other	Homebuilding Discontinued Operations	Inter-Segment Eliminations	Total
2000

Total revenues	$ -	$ 1,766	$ 7,791	$ -	$ 9,557
Interest income	-	425	8	-	433
Interest expense	-	588	14	-	602
Depreciation and amortization	-	39	26	-	65
Net loss	(123)	(1,181)	(1,732)	-	(3,036)
Total assets	3,182	55,882	2,549	(24,659)	36,954
Additions to long lived assets	1,457	723	-	-	2,180

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Nine Months Ended September 30, 2001 versus 2000

Land Development Operations

Land development sales revenue increased 202% to $3,881,000 during the nine months ended September 30, 2001, compared to sales of $1,286,000 during the nine months ended September 30, 2000. The principal reason for the increase is that the 2001 period includes the sale of the Company's Pomfret parcel for $3,325,000 to IBC. The sale was reviewed and approved by IGC's Board of Directors with the sales price based on an appraisal. In addition to the sale of the Pomfret property, the 2001 period reflects sales of six townhouse lots and four single-family lots, while the 2000 period reflected thirty-two townhouse lots and fifteen single-family sales.

The townhouse lot sales occurred in the Montclair project in Prince William County, Virginia, as did the townhouse lot sales in 2000. Gross margins for these sales were slightly negative due to the extended holding period on the property. Three of the single-family lot sales occurred in the Westbury project in St. Mary's County and had a 5% gross profit margin. The other single-family sale was the final lot in the Dorchester neighborhood of St. Charles and had a gross margin of 35%. During 2000, seven of the single-family sales occurred in Westbury and eight in Dorchester. The Dorchester sales had a gross profit margin of 57% in 2000. The decline to a 35% profit margin is attributable to direct costs associated with this particular section of Dorchester and the extended holding period. The 2000 Westbury sales had a gross margin of 30%. The decline to 5% is due to the fact the company decided to construct two spec houses on their lots and the extended holding period relating to the home sales. Both the sales in Montclair and Dorchester represent the final lots in both of these developments. While the nine months ended September 30, 2001 reflects sales revenues increase, this is not indicative of activity generally. Westbury continues to face decreasing demand and the Company is exploring its options with additional builders and developers to stimulate sales.

Homebuilding Operations (Discontinued)

Revenues from home sales decreased to $1,542,000 for the nine-month period ending September 30, 2001, compared to $7,761,000 during the period ending September 30, 2000. The decrease in revenue is consistent with the decision to close down American Family Homes. In 2001, the Company settled 13 scatter-site homes compared to 61 in 2000. There was an increase in construction gross profit margin for the nine-month period ending September 30, 2001 from 7% to 8% compared to the nine-month period ending September 30, 2000. Please refer to Note 6 for additional discussion of homebuilding operations.

General and Administrative Expense

General and administrative expenses increased to $1,802,000 from $1,157,000 compared to the same period for 2000. Numerous factors accounted for this increase. Due to the significant increase in the price of IGC units over last year, as well as a cancellation that occurred in 2000 due to an employee departure, the cost of stock appreciation rights is $103,000 greater in 2001 than in 2000. In 2001, IWT incurred $170,000 more of general and administrative costs than in 2000. Legal fees relating to the wetlands remediation have totaled $252,000 to date in 2001, and there has been a significant increase in tax preparation and filing costs associated with new electronic filing requirements and new IRS regulations. Finally, the Company has also experienced a significant increase in insurance costs, consistent with national trends. While many of these costs are generally beyond control, Management continues to look for ways to reduce the company's general and administrative expenses and has been successful in reducing normal operating expenditures, thereby off-setting a part of the increase attributable to the specific items mentioned.

Interest Expense

Interest expense increased to $753,000 from $588,000 for the same period in 2000. The increase is a result of continued borrowing for land and waste project development expenditures, and general operating costs.

Waste Project Marketing Expense

Waste project marketing expenses increased to $366,000 from $123,000 compared to the same period in 2000. These costs relate to development of potential projects in Costa Rica, Barbados and elsewhere.

Liquidity and Capital Resources

Cash and Cash equivalents were $205,000 and $517,000 respectively at September 30, 2001 and December 31, 2000.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate and assets, distributions from residential rental partnerships, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, development costs for IWT and CWT, land development activities, and ongoing debt service of existing loans.

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company plans to advance funds to IWT/CWT from the sale of real estate and assets, and borrowings in order to finance the development of the various projects it is pursuing. If these sources of cash are not sufficient to cover projected development costs, outside investment sources will be sought. Management cannot predict when, if at all, IWT/CWT will generate positive cash flow. It is not likely that the Company will generate near-term revenues from real estate sales sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be at least September 2002 before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date. As a result, the Company must continue to rely on a combination of borrowing and the sale of real estate and assets to meet liquidity needs.

Subsequent to the end of the quarter, the Company signed a conditional letter of intent with Washington Homes, a prominent builder in the Washington Metro area, to enter into a joint venture for the development of the residential portion of the Company's Brandywine property. The residential acreage comprises approximately 230 of the 277 acres in Brandywine. Washington Homes will be responsible for the development. IGC will receive repayment of approximately $3.5 million it previously lent to the project. IGC and Washington Homes will share equally in the net proceeds from venture. The letter of intent provides for a study period of approximately 40 days with closing in early December. In addition, the Company is currently negotiating with lenders to refinance the project to repay loans previously made by IGC to pay development costs.

On March 9, 2001, the Company and SCA sought, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA, to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in 1999. The Company and SCA maintain that under the Supreme Court's new jurisdictional line, their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the court denied the defendant's action to set aside the Company's criminal conviction and to vacate the consent decree. The Court has subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Town Center South other than one thirty-acre parcel and a smaller one-acre parcel. If the Company is ultimately required to complete the remediation plan, the likely cost will exceed the previously estimated $1.5 million. If the Company is successful, the 164 acres in Town Center South will not be subject to Federal regulation under the Clean Water Act and fines totaling $1.36 million will be refunded to the Company.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $1,037,360 mature during 2001. The largest component of this amount is a $732,000 loan relating to the acquisition of parcels at Westbury. The Company expects to extend this loan when it matures in November. The balance is made up of various real estate development loans that the Company expects to repay through sales.

Debt Summary

As of September 30, 2001, assets with a book value of $9,422,000 were encumbered by $7,137,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	9/30/01

Winston Corporation - Land Note	(a)	732	10.00%	11/1/01	$ 732
First National Bank of St. Mary's - Town Home Development Line	(b)	460	10.00%	12/29/01	63
First National Bank of St. Mary's - Development Loan	(b)	$ 1,300	P+1.5%	3/21/02	98
Collateral Mortgage Capital - Operating Line of Credit	(c)	1,600	9.50%	8/1/02	1,458
Collateral Mortgage Capital - Operating Line of Credit	(d)	4,400	9.50%	12/27/02	4,360
Other miscellaneous		1,250	Various	Various	448
		$ 9,742			$ 7,159

(a)

The note requires monthly interest payments of $6,103. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot. This note has been verbally extended until 11/1/2003 and paperwork will be executed within the next month.

(b)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 and $27,000 respectively.

(c)	The loan provides an operating line of credit. $300,000 is reserved for debt service of interest payments on the line, which is being currently utilized.

(d)

The loan provides an operating line of credit. Of the total loan, $1.4 million was applied in payment of fines related to the wetlands settlement. $400,000 was reserved for debt service of interest, taxes and escrow on the line, which has been fully utilized.

Financing of $10,840,000 is available to develop the Brandywine project. As of September 30, 2001, $3,418,000 has been drawn to pay for development costs. Assets with a book value of $13,631,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are reported using the equity method of accounting. Accordingly, the debt is not included in these financial statements. The Company has guaranteed the Brandywine loan.

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

On March 9, 2001, the Company and SCA sought, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA, to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in 1999. The Company and SCA maintain that under the Supreme Court's new jurisdictional line, their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the court denied the defendant's action to set aside the Company's criminal conviction and to vacate the consent decree. The Court has subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Town Center South other than one thirty-acre parcel and a smaller one-acre parcel.

Sewer and Water Litigation

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland), the Company sought, among other things, a court ruling that Charles County was not entitled to impose sewer and water connection fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent litigation has resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues have been (1) whether studies procured by the County in 1991, 1992, 1996 and 2000 justify the level of sewer and water connection fees which the County imposes upon the St. Charles Communities and (2) whether the Company is entitled to recover what it regards as excessive sewer and water connection fees already paid.

On October 6, 1999, the Maryland Court of Special Appeals concluded that the 1996 study procured by the County justified the County's imposition of increased water connection fees in the St. Charles Communities, but did not justify a similar increase in sewer connection fees. The Court further held that the Company may not pursue refund claims for connection fees paid before May 15, 1992 because of an "accord and satisfaction" as to refund claims before that date. The Maryland Court of Appeals declined to review the case, so that decision of the Court of Special Appeals is now final.

On October 19, 2000, the County submitted to the Company a new sewer connection fee study (dated October 12, 2000) which the County claims justifies increasing sewer connection fees in the St. Charles Communities. The Company has filed objections to that study and is in the process of challenging its validity under the 1989 Agreement in the Circuit Court for Charles County.

The County has also appealed an injunction issued by the Circuit Court limiting the amount that the County may charge for sewer connection fees on residential properties located in the St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in the St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. The County subsequently filed a petition for writ of certiorari with the Court of Appeals of Maryland and the Court of Appeals agreed to review the case. That appeal was argued on October 4, 2001 and a decision from the Court of Appeals is now pending.

Also pending are the Company's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.

Other

An officer of the Company and two of its subsidiaries were named as defendants in a complaint filed in the Circuit Court for Charles County, Maryland alleging trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint seek $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count seeks an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed the individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Accordingly, the only remaining claim is the trespass count.

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

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: November 9, 2001	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: November 9, 2001	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: November 9, 2001	By: /s/ Paul Dillon
Paul Dillon
Vice President and Chief Financial Officer