Form 10KSB
period 2001-12-31
INTERSTATE GENERAL CO L P
filed 2002-04-15
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File Number 1-9393

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2001 to December 31, 2001	Commission File Number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification Number)
2 West Washington Street P. O. Box 1280 Middleburg, Virginia 20118 (Address of principal executive offices)	(540) 687-3177 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Units representing assignment of beneficial ownership of Class A limited partnership interest and evidenced by beneficial assignment certificates ("Units")	American Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/	No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of April 8, 2002, the aggregate market value of the Units held by non-affiliates of the registrant based on the closing price reported on the American Stock Exchange was $4.75.

Class A Units Outstanding at April 8, 2002: 2,071,173 Class A Units

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-KSB
Item
N/A

INTERSTATE GENERAL COMPANY L.P. 2001 FORM 10-KSB ANNUAL REPORT TABLE OF CONTENTS

	PART I
		Page

Item 1.	Description of Business	3
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	8

	PART II

Item 5.	Market Prices and Distributions of Units	9
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	10
Item 7.	Financial Statements	16
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	42

	PART III

Item 9.	Directors and Executive Officers of the Registrant	43
Item 10.	Executive Compensation	45
Item 11.	Security Ownership of Certain Beneficial Owners and Management	48
Item 12.	Certain Relationships and Related Transactions	49

	PART IV

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	50

PART I

ITEM 1.	BUSINESS

COMPANY PROFILE

Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Middleburg, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PCX"). During 1998, the Company's management and the Board of Directors restructured IGC and transferred the primary real estate operations to American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste disposal projects that use environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable residential land in St. Mary's County, Maryland; as well as a 50% interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the outstanding shares of stock of Interstate Waste Technologies ("IWT") and Caribe Waste Technologies ("CWT"), excluding shares issued as incentive compensation for employees, are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

A description of IGC's business operations and segments follows:

LAND DEVELOPMENT

IGC has extensive experience in developing planned communities, shopping centers, and other commercial and residential properties. The Company and its predecessors have developed land for more than 13,000 housing units, several shopping centers, and other commercial and retail uses.

The Company owns 152 acres in Towne Center South, St. Charles, Maryland, zoned for commercial, retail and office uses. Approximately 69 acres are subject to a court-entered consent decree designating the area for wetland conservation that cannot be developed. There is pending a legal action by the Company to set aside the consent decree as more fully described below in Item 3. If the Company is successful, it will be able to develop the entire 152 acres, subject to state and local approvals. If the validity of the consent decree is upheld, the Company will be able to develop approximately 82 acres as provided in the consent decree.

The Company is the developer of the Westbury 170-acre planned community, St. Mary's County, Maryland, approximately one mile from the Patuxent River Naval Air Warfare Center. This is a residential development planned for townhouse and single-family homes. Remaining to be sold are 247 single-family lots, most of which are undeveloped. The current market for single-family lots in Westbury is slow. The Company is exploring alternative uses for the property including government-assisted housing programs.

In Prince George's County, Maryland, the Company is proceeding with the development of the 277-acre mixed-use project known as Brandywine. Subsequent to the end of the year, IGC signed a contract with Washington Homes for the sale, through 2006, of 855 semi-developed residential lots. This is in addition to the 59 lots previously contracted to sell to Washington Homes. The total purchase price, to be paid through 2006, is $19,239,000. In addition to this residential land, there are approximately 46 acres of commercial land in Brandywine available for development or sale.

Environmental Impact. Subject to the above comment regarding Towne Center South, management believes that all current land development plans can be completed without a material adverse environmental impact and in compliance with government regulations.

Competition. IGC is subject to intense market competition in all its land sales and development activities. The Company believes it can compete successfully by offering well-located land for sale or land developed that is attractive to the market.

INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed a wholly owned subsidiary, IWT, to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second subsidiary, CWT, was formed in Puerto Rico. CWT was established to perform waste disposal projects in the Caribbean.

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to own, finance, build, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer and constructor, HDR/Zachary, and subsidiaries of the Vivendi Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste facilities in North America and the Caribbean using the Thermoselect technology.

In December 1998, CWT entered into a Host Community And Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and construct a Thermoselect facility to process waste from the metropolitan San Juan area. In January 2001, a new governor took office in Puerto Rico. The new administration is in the process of revising its Solid Waste Management Plan. CWT is still actively pursuing approval of the facility and ultimately believes it will be successful in completing the Caugus project. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community agreement mentioned above. Caguas government officials and CWT management are in talks with the Puerto Rico Solid Waste Management Authority and other central government officials to gather support for the Caguas solid waste project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-processing contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility has taken the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling is anticipated in April. Assuming it is favorable, negotiations should recommence shortly thereafter.

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization which represents the municipalities that make up the metropolitan San Jose, Costa Rica area. The memorandum is based on a proposal for a 480,000 ton solid waste processing facility, with a detailed and aggressive development schedule. A letter committing to purchase the export electricity has been received from the government-owned electric utility. The Banco National de Costa Rica has expressed interest in writing about financing the project.

IWT is participating in a competitive procurement in Collier County, Florida for a solid waste gasification plant. Our proposal was on filed April 5, 2002. The County expects to select the winning proposal in June 2002. IWT is also in the early stage of discussions with interested parties elsewhere in Florida, South Carolina, Virginia, Connecticut and Texas.

IWT is also pursuing projects elsewhere, including Barbados, China, Chile, Hong Kong, all of which are in the early stage.

As of December 31, 2001, certain IWT/CWT costs related to projects being pursued in the Virgin Islands and Puerto Rico have been capitalized and their recovery is dependent upon future revenues from the construction and operation of waste disposal plants. During 1999, the Company elected to write off $1,180,000 of capitalized costs incurred related to several other waste development projects because the Company believed the probability of recovering the investment from future revenues was less than 50%. The Company is still pursuing certain of these projects where it believes there is sufficient interest to warrant continuing efforts.

At December 31, 2001 and 2000, deferred costs regarding waste technology, net of direct write-offs, were $7,428,000 and $5,606,000, respectively. As of December 31, 2001, these deferred costs relate solely to the Puerto Rico and Virgin Islands projects.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste disposal contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

HOMEBUILDING (Discontinued)

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. All homes have been completed. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $600,000 was incurred through December 31, 2001. The estimate includes warranty costs for the unexpired term of the builder's warranty, along with remaining lease costs the Company is obligated to pay. A provision for the total loss has been included under results from discontinued operations.

Environmental Impact. Management believes that the Company's homebuilding operations are in compliance with governmental regulations.

GENERAL

Employees. IGC had 15 full-time employees as of December 31, 2001. All employees are based in the United States.

Significant Customers. IBC, General Partner of IGC, accounted for 77% of IGC's total revenue during the year ended December 31, 2001.

ITEM 2.	PROPERTIES

IGC owns real property in Charles County, Maryland; Prince George's County, Maryland; and St. Mary's County, Maryland.

As of December 31, 2001, the Company's community development land holdings consisted of the following:
Charles County, Maryland
Commercial, office or light industrial acres	*168

St. Mary's County, Maryland
Finished inventory -
Residential lots - Town homes (13); Single-family homes (20)	33
Pre-development -
Residential lots	214

Prince George's County, Maryland - 50% Partnership Interest
Residential semi-developed lots	914
Commercial acres	46

(*) Includes acres designated for remediation under a judicial Consent Decree, which is currently under appeal.

ITEM 3.	LEGAL PROCEEDINGS

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, L.P. ("SCA"), and James J. Wilson, the Company's chairman and chief executive officer, charging them with criminal and civil violations of Section 404 of the U.S. Clean Water Act ("CWA") relating to placing fill materials without a permit into wetlands within the jurisdiction of the U.S. Corps of Engineers. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's chairman and chief executive officer, were dismissed.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered in 1999, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under the Supreme Court's new jurisdictional line, the Company and SCA maintain their previous actions were legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the court denied the defendants' action to set aside the Company's criminal conviction and to vacate the consent decree. The Court has subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. Oral argument on the Company's appeal is set for hearing in May 2002.

Sewer and Water Litigation

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland), the Company, together with St. Charles Associates L.P., as plaintiffs, sought, among other things, a court ruling that Charles County was not entitled to impose sewer and water connection fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent litigation has resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues have been (1) whether studies procured by the County in 1991, 1992, 1996 and 2000 justify the level of sewer and water connection fees which the County imposes upon the St. Charles Communities and (2) whether the Company is entitled to recover what it regards as excessive sewer and water connection fees already paid.

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

On October 19, 2000, the County submitted to the Company a new sewer connection fee study (dated October 12, 2000) which the County claims justifies increasing sewer connection fees in St. Charles Communities. The Company has filed objections to that study and is in the process of challenging its validity under the 1989 Agreement in the Circuit Court for Charles County.

The County also appealed an injunction issued by the Circuit Court limiting the amount that the County may charge for sewer connection fees on residential properties located in St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. In November 2001, the Court of Appeals of Maryland affirmed that decision.

Also pending in the Maryland Tax Court, a state administrative agency, are the Company's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.

Other

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Accordingly, the only remaining claim against the Company is the trespass count. The case is scheduled to go to trial in December 2002.

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

Price Range of IGC Units
	High	Low
2001 Quarter:
Fourth	$11 13/20	$4 17/20
Third	12 3/5	11 11/20
Second	12 3/4	12
First	12 9/20	10 7/8

2000 Quarter:
Fourth	$11 1/8	$9 5/8
Third	10 7/8	6
Second	7 3/8	6 3/8
First	7 1/2	5 7/8

There were no cash distributions for 2000 or 2001.

At close of business on April 5, 2002, there were 102 IGC unit holders of record. As of April 8, 2002, the closing price reported by AMEX was $4.75 per unit.

IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC unit holders. During the years ended December 31, 2001 and 2000, IGC had taxable (loss) of ($3,325) and ($2,806) respectively, or ($1.59) and ($1.37) respectively, per unit.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed and statements made within this Annual Report on Form 10-KSB are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

For the year ended December 31, 2001 versus 2000

Land Development Operations

Land development sales revenue increased 72% to $3,881,000 during the twelve months ended December 31, 2001, compared to sales of $2,262,000 during the twelve months ended December 31, 2000. The principal reason for the increase is that the 2001 period includes the sale of the Company's Pomfret parcel to a related party, Interstate Business Corporation ("IBC"), for $3,325,000. The sale was reviewed and approved by IGC's Board of Directors. The sales price was based on an outside appraisal. In addition to the sale of the Pomfret property, the 2001 period reflects sales of six townhouse lots and four single-family lots, while the 2000 period reflects 54 townhouse lots and 26 single-family lots.

The townhouse lots sales for 2001 occurred in the Montclair project in Prince William County, Virginia, while 48 of the 2000 townhouse sales were in Prince William County and 6 were in the Westbury project in St. Mary's County. Small losses were incurred on these sales due to the extended holding period on the property. Three of the single-family lots sales occurred in the Westbury project in St. Mary's County and had a 5% gross profit margin. The other single-family sale was the final lot in the Dorchester neighborhood of St. Charles and had a gross margin of 35%. During 2000, the single-family sales occurred in Westbury and fourteen in Dorchester. The Dorchester sales had a gross profit margin of 59% in 2000. The decline to 5% is due to the fact that the Company decided to construct two spec houses on its lots and the extended holding period relating to the home sales. Both the sales in Montclair and Dorchester represent the final lots in these developments. The Company is exploring its options with additional builders and developers to stimulate sales at the Westbury development.

Homebuilding Operations (Discontinued)

IGC's Board of Directors adopted a plan, effective November 13, 2000, to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this, $600,000 was incurred through December 31, 2001. Results are not readily comparable between 2001 and prior years. Please refer to note 3 in the accompanying notes to the consolidated financial statements for further information regarding discontinued operations.

Revenue from discontinued operations decreased 83% to $1,680,000 during 2001 compared to $9,916,000 during 2000. Gross margins per house declined to 5% in 2001 compared to 7% in 2000. This decrease was the result of a variety of factors, which led to the decision to discontinue operations.

Interest and Other Income

Interest and other income declined 33% to $438,000 during the 12 months ended December 31, 2001, compared to $652,000 during 2000. The decrease is the result of declining interest income on notes receivable due to principal curtailments received in 2001. Refer to Section B, Note 8 for further discussions.

General and Administrative

General and administrative costs increased $11,000 to $1,921,000 in 2001, compared to $1,910,000 in 2000. The Company has experienced significant operating expense increases over 2000, primarily related to insurance costs and computer and other technology costs. In addition, there has been a significant increase in tax preparation and filing costs associated with new electronic filing requirements and new IRS regulations. While many of these costs are generally beyond the Company's control, Management continues to look for ways to reduce the company's general and administrative expenses and has been successful in reducing normal operating expenditures, thereby offsetting a part of the increase attributable to the specific items mentioned.

Wetlands Expense

Litigation expense increased to $263,000 in 2001, compared to ($2,000) in 2000. The increase is a result of the Company's legal action to set aside the guilty plea and consent decree in the wetlands litigation. Please refer to Note 7 for further information.

Waste Project Marketing Expense

Waste project marketing expense increased $121,000 to $447,000 during 2001, compared to $326,000 for 2000. The increase is a result of increased project development activities in Costa Rica and general project marketing activities.

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

In addition to the single family lot sales, there were sales of 54 town home lots in 2000 compared to 19 in 1999. Forty eight of the town home lot sales for 2000 were in the Montclair project in Prince William County, Virginia. The remainder occurred at the Westbury project. These town home lots were sold at essentially break even pricing. The cost basis of this property is high due to carrying costs capitalized over an extended holding period. While these lots are producing a book loss associated with their extended holding period, they continue to provide positive cash flow for the Company.

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

Liquidity and Capital Resources

Cash and Cash equivalents were $70,000 and $517,000 respectively at December 31, 2001 and December 31, 2000.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, project development costs for IWT and CWT, land development activities, and ongoing debt service of existing loans.

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company plans to advance funds to IWT/CWT from the sale of real estate, and borrowings in order to finance the development of the various projects it is pursuing. It is not likely that the Company will generate near-term revenues from real estate sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be at least September 2002, and probably later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date. As a result, the Company intends to pursue a two-fold plan to meet its liquidity requirements. This plan is discussed below.

First, the Company plans to refinance Brandywine Investment Associates (see Note 4) in order to be repaid as much as possible of its $7,654,000 note receivable due from this entity. During the first quarter of 2002, the Company completed contracting for the sale of the approximate 900 single family and townhouse lots in the Brandywine Partnership. The purchaser is Washington Homes who has agreed to purchase the land parcels on a semi-developed basis. Washington Homes will complete the engineering, final working drawings and all construction work including curb, gutter, paving, utilities and lot grading. Washington Homes made a $500,000 cash deposit and posted a $500,000 Letter of Credit to guarantee the contract. The parcels of land will be paid for over the next 4 years. The contract amount is in excess of $19,000,000. Brandywine's responsibility is to provide the main sewer line, water line, entrance and main roads, a substantial portion of which has already been completed. A second main road and second sewer outfall are scheduled to be completed in 2004. The project is now financed with approximately $5,000,000 in bank loans. The estimated cost to complete the improvements is an additional $5,000,000. The project's net cash flow from the Washington Homes contract is expected to be in excess of $8,000,000. In addition, Brandywine retains approximately 46 acres of commercially zoned acreage that will be developed later. The company intends to bring into the partnership a financial partner who can fund sufficient cash to repay approximately $6,000,000 of loans made by IGC. Submissions have been made to a number of institutions that have expressed an interest in participating. IGC's auditors, Arthur Andersen, have issued a "going concern" opinion because, as of the date of their report, this financing is not in place. Management is aggressively pursuing the conclusion of this financing.

The second part of the Company's strategy is to obtain an outside investor for the waste technology projects discussed in Note 9. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise up to $15,000,000 to fund the continued development of these projects. The development financing necessary for two of the Waste to Energy projects is being offered to a group of institutional investors so that IGC's future cash requirements should be at a minimum. The real estate assets, such as Brandywine, are systematically being planned and developed for sales to third parties or joint ventures in order to accelerate the conversion to cash of these assets. The company's management during the past 45 years has been successful in forming partnerships where limited partners contributed the funds necessary to plan and engineer many of its real estate developments. This format will be pursued with the Waste to Energy developments.

In reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA, the Company and SCA, in March 2001, moved to set aside the Company's criminal conviction and to vacate the consent decree entered into by the Company and SCA in 1999. The Company and SCA maintain that under the Supreme Court's new jurisdictional line, their previous actions were wholly legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the court denied the defendant's action to set aside the Company's criminal conviction and to vacate the consent decree. The Court subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. If the Company is ultimately required to complete the remediation plan, the likely cost will exceed the previously estimated $1.5 million. If the Company is successful, the 164 acres in Towne Center South will not be subject to Federal regulation under the Clean Water Act, freeing up approximately 80 acres for development, subject to state and local approvals. In addition, fines totaling $1.36 million will be refunded to the Company.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $6,622,000 mature by January 1, 2003. A substantial portion of this amount is the $4.4 million line of credit with Collateral Mortgage Capital. An event of default has occurred on this note, as the Company has not made its March or April 1st debt service payments. In addition, a line of credit for $1.6 million matures in August 2002. Loan provisions on this line allow for cross default, as the $4.4 million debt service payment has not been remitted. The Company expects to cure these defaults in next few weeks. The $1.6 million line has a one-year extension provision that the Company expects to exercise. The remaining sums are made up of various real estate development loans that the Company plans to repay through sales.

Management believes that the strategy outlined above will provide the funds necessary to meet the Company's obligations for the balance of the year, and allow it to continue its waste project development efforts. While the Company believes it will obtain financing for continued development and operational activities, there is no guarantee such financing will be available.

Debt Summary

As of December 31, 2001, assets with a book value of $9,418,000 were encumbered by $7,634,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	12/31/01

Winston Corporation - Land Note	(a)	$ 732	9%	11/1/03	$ 732

First National Bank of St. Mary's - Town Home Development Line	(b)	460	P+2.5%	06/29/02	63

First National Bank of St. Mary's - Development Loan	(b)	1,300	P+1.5%	06/21/02	98

Collateral Mortgage Capital - Operating Line of Credit	(c)	1,600	P+1%	08/01/02	1,493

Collateral Mortgage Capital - Operating Line of Credit	(d)	4,400	P+1%	1/1/03	4,400

Other miscellaneous	(e)	1,227	Various	Various	743
		$ 9,719			$ 7,529
(a)

The note requires monthly interest payments. The interest payments from January until October 2001were $6,103 per month. From November and December 2001 the interest payments were $5,493 per month and will continue at this amount until October 2003. Principal curtailments are made from sales of individual lots in the amount of $4,000 per lot. As of April 1st, an event of default has occurred, as the interest payment on this note has not been remitted.

(b)	The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in the amount of $8,000 (town house lots) and $27,000 (single-family lots) respectively.

(c)

The loan provides an operating line of credit. $300,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%. As a result of a cross default agreement relating to the Company's $4.4 LOC (see d below), the Company is currently in default on this line.

(d)

The loan provides an operating line of credit. Of the total loan, $1.4 million was applied in payment of fines related to the wetlands settlement. $400,000 was reserved for debt service of interest, taxes and escrow on the line, which has been fully utilized. Interest on this line has a floor of 9.5%. The Company has not remitted either the March 1 or April 1 debt service payments. As a result, an event of default has occurred.

(e)	This amount includes $118,000 of homebuilding debt, $181,000 of mortgage debt, and $444,000 due IBC.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project of which $4,316,000 was outstanding at December 31, 2001. Assets with a book value of $14,205,000 collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the assets and debt of Brandywine Investment Associates are not consolidated in these statements.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Partners of

Interstate General Company L.P.:

We have audited the accompanying consolidated balance sheets of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of loss, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations in order to meet its operating, debt service, and project development needs, resulting in an event of default on its $4,400,000 and $1,600,000 lines of credit, has approximately $6,622,000 in outstanding debt maturing by January 1, 2003, and projects a negative cash flow from operations for 2002, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Furthermore, as discussed in Note 9, certain waste technology costs have been capitalized with recovery dependent upon the future revenues from the construction and operation of waste disposal plants. Realization of the carrying amount of those assets is dependent on the success of the Company's future operations and its ability to be able to continue to raise capital for the projects. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
ARTHUR ANDERSEN LLP

Vienna, Virginia

April 12, 2002

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts)
	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Revenues
Land sales	$3,881	$ 2,262	$ 1,132
Equity in earnings from partnerships and developer fees	(20)	39	193
Interest and other income	438	652	967
Total revenues	$4,299	$2,953	$2,292

Expenses
Cost of land sales	$3,907	$1,993	$1,171
Selling and marketing	-	-	15
General and administrative	1,921	1,910	1,894
Interest expense	917	907	357
Depreciation and amortization	94	57	63
Wetlands/lead-based paint litigation expense	263	(2)	934
Write-off of deferred project costs	28	-	1,180
Waste project marketing	447	326	-
Total expenses	$7,577	$5,191	$5,614

Loss before minority interest	(3,278)	(2,238)	(3,322)
Minority interest	(2)	(3)	-
Net loss from continuing operations	$ (3,280)	$ (2,241)	$ (3,322)

Basic and Fully Diluted Net Loss per unit
from continuing operations	$ (1.57)	$ (1.08)	$ (1.60)

Discontinued operations
Loss from discontinued operations	$ -	$ (1,032)	$ (1,221)
Loss on disposal of division	-	(700)	-
Net loss from discontinued operations	$ -	$ (1,732)	$ (1,221)

Basic and Fully Diluted Net Loss per unit
from discontinued operations	$ -	$ (0.83)	$ (0.59)

Total Net Loss	$ (3,280)	$ (3,973)	$ (4,543)

Basic and Fully Diluted Net Loss per unit	$ (1.57)	$ (1.91)	$ (2.19)

Net Loss
General Partners	$ (32)	$ (40)	$ (45)
Limited Partners	(3,248)	(3,933)	(4,498)
	$ (3,280)	$ (3,973)	$ (4,543)

Basic and Fully Diluted Units Outstanding	2,064	2,055	2,055

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	DECEMBER 31,
	2001	2000
Cash and Cash Equivalents
Unrestricted	$ 70	$ 517
Restricted	121	211
	$ 191	$ 728
Assets Related to Waste Technology Projects
Deferred Costs	$ 7,428	$ 5,606
Property, plant and equipment less accumulated depreciation
of $187 and $170 as of December 31, 2001 and 2000, respectively	193	210
Other assets	4	5
	$ 7,625	$ 5,821
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	$ 6,318	$ 6,010
Brandywine, Maryland	8,885	7,935
Other Maryland and Virginia locations	2,598	6,295
Notes receivable on lot sales and other	-	46
	$ 17,801	$ 20,286
Assets Related to Discontinued Operations
Homebuilding construction and land	$ -	$ 1,243
Property, plant, and equipment less accumulated depreciation
of $0 and $106 as of December 31, 2001 and 2000, respectively	-	27
Receivables and other	186	104
	$ 186	$ 1,374
Receivables & Other Assets
Receivables	$ 24	$ 108
LDA note receivable	-	7,305
Other assets - deposits and prepaids	135	208
Property, plant and equipment, less accumulated depreciation of
$28 and $21 as of December 31, 2001 and 2000, respectively	40	41
	$ 199	$ 7,662

Total Assets	$ 26,002	$ 35,871

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

	DECEMBER 31,
	2001	2000
Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 893	$ 310
Mortgages	181	188
	$ 1,074	$ 498

Liabilities Related to Land Development
Development loans	$ 893	$ 1,171
Accounts payable and accrued liabilities	161	272
	$ 1,054	$ 1,443

Liabilities Related to Discontinued Operations
Development loans	$ 118	$ 303
Accounts payable, accrued liabilities, and deferred revenue	64	1,508
Notes payable	-	28
Reserve for completing discontinued operations	100	498
	$ 282	$ 2,337
Other Liabilities
Accounts payable and accrued liabilities	$ 1,528	$ 1,901
Loan payable-IBC and related entities	444	5,074
Due to managing general partner	84	-
Lines of credit	5,893	6,361
	$ 7,949	$ 13,336

Total Liabilities	$ 10,359	$ 17,614

Partners' Capital
General partners' capital	$ 4,050	$ 4,075
Limited partners' capital; 2,071 units issued and outstanding
as of December 31, 2001 and December 31, 2000	11,593	14,182
Total partner's capital	$ 15,643	$ 18,257

Total Liabilities and Partner's Capital	$ 26,002	$ 35,871

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (In thousands)
	General Partners' Capital	Limited Partners' Capital	Total

BALANCES, December 31, 1999	$ 4,113	$ 17,878	$ 21,991
Net Loss	(40)	(3,933)	(3,973)
Distributions to unitholders	2	237	239

BALANCES, December 31, 2000	$ 4,075	$ 14,182	$ 18,257
Net Loss	(32)	(3,248)	(3,280)
Issuance of warrants	1	72	73
Issuance of options	-	15	15
Return on investment of capital	6	572	578

BALANCES, December 31, 2001	$ 4,050	$ 11,593	$ 15,643

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWELVE MONTHS ENDED DECEMBER 31, (In thousands)
	2001	2000	1999
Cash Flows from Operating Activities
Net loss from continuing operations	$ (3,280)	$ (2,241)	$ (3,322)
Net loss from discontinued operations	$ -	$ (1,032)	$ (1,221)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	96	57	138
Equity in losses/(income) from unconsolidated partnerships	20	(17)	(188)
Cost of land development and homebuilding	5,653	11,756	10,157
Homebuilding construction expenditures	(504)	(6,602)	(10,788)
Write-off of deferred project cost	28	-	1,180
Changes in other accounts receivable and accounts payable	(1,609)	(4,638)	3,775
Loss on disposal of segment	-	(700)	-
Net cash provided by (used in) operating activities	$ 404	$ (3,417)	$ (269)

Cash Flows from Investing Activities
Investment in land improvements for future sales	(1,467)	(1,181)	(1,460)
Reimbursement of advances to development joint venture	-	-	1,360
Change in assets related to unconsolidated rental property	558	256	188
Change in restricted cash	90	(75)	(11)
Additions to deferred costs - waste technology projects	(1,850)	(1,445)	(2,016)
Changes in other assets	22	(53)	(729)
Collection on LDA note receivable / payment of debt IBC
and related entities (1)	2,674	2,915	2,489
Net cash provided by (used in) investing activities	$ 27	$ 417	$ (179)

Cash Flows from Financing Activities
Cash proceeds from debt financing	632	5,402	4,431
Payment of debt	(1,598)	(2,252)	(3,624)
Distributions	-	-	(25)
Issuance of options and warrants	88	-	-
Net cash (used in) provided by financing activities	$ (878)	$ 3,150	$ 782

Net (Decrease) Increase in Cash and Cash Equivalents	(447)	150	334
Cash and Cash Equivalents, Beginning of Year	517	367	33
Cash and Cash Equivalents, End of Year	$ 70	$ 517	$ 367

Supplemental Disclosures:
Interest paid, net of amounts capitalized	698	738	400
Assets transferred to ACPT - see Note 2	-	239	832

(1) On June 6, 2001 IBC, IGC's General Partner purchased the LDA note receivable from the Company for its face amount of $7,575,411 (principal plus accrued interest of $628,325). Working capital advances of $7,002,562 due to IBC and related parties, which includes accrued interest of $72,513, reduced the proceeds from the purchase price of the note. The net proceeds from these transactions were $572,849.

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Middleburg, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PCX"). During 1998, the Company's management and the Board of Directors restructured IGC and transferred the primary real estate operations to American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste disposal projects that use environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable land in Charles County and St. Mary's County, Maryland; as well as a 50% interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the outstanding shares of stock of Interstate Waste Technologies ("IWT") and Caribe Waste Technologies ("CWT"), excluding shares issued as incentive compensation for employees, are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Interstate General Company L.P. and its majority-owned and controlled partnerships, affiliates, and subsidiaries, after eliminating all intercompany transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "IGC". As of December 31, 2001, the consolidated group includes Interstate General Company L.P., St. Charles Associates Limited Partnership, American Family Homes, LLC, St. Charles Operating Company LLC, Interstate Waste Technologies, Inc., Caribe Waste Technologies, Inc., and various inactive entities. The Company's investments in its non-majority owned partnerships that it does not control are recorded using the equity method of accounting. The Company does not record losses in excess of its investment unless the Company has direct or implied financial support.

The accompanying consolidated financial statements reflect the consolidated operations of IGC. No adjustments have been made to these statements to remove, for periods prior to the distribution, any of the activities transferred to ACPT. Certain amounts and balances from prior years have been reclassified to conform to the year 2001 financial presentation.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of advertising costs, which include costs of printed materials, signs, displays, and general marketing costs.

Management Fees

IGC records management fees in the period in which services are rendered.

Deferred Waste Project Costs

The Company capitalizes the direct costs of procuring waste projects after achieving certain project-related milestones, and when it believes the costs are probable of being realized. All other project development costs are expensed as incurred. These costs are evaluated for impairment at each reporting period and if the Company no longer believes the prospects of developing the projects are probable, all or a portion of those costs that it believes are not probable of being realized are written off.

Deferred Construction Project Costs

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

Comprehensive Income

IGC has no items that would be considered comprehensive income that would require separate reporting in the accompanying consolidated statements of loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period in which they are determined to be necessary.

Stock-Based Compensation

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during 1996. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and therefore the adoption of this statement did not have any effect on the financial results of the Company (see Note 10).

Compensation expense related to Unit options issued to directors and employees is recognized at the time the options are granted in an amount equal to the excess of the currently calculated trading value of the Units over the option exercise price. Compensation expense related to Unit Appreciation Rights ("Rights") is recognized quarterly on a cumulative basis since the issuance of the Rights is based on changes in unit prices compared to the "strike" price of the Rights.

Earnings Per Unit

In the fourth quarter of 1997, IGC adopted SFAS No. 128, "Earnings per Share." This statement requires the computation and reporting of both "basic" and "diluted" earnings per unit.

"Basic earnings per unit" is computed as net income multiplied by the limited partner ownership interest, 99%, divided by the weighted average units outstanding.

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the years beginning January 1, 2002. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We do not expect the adoption of SFAS No. 144 to have a significant impact on our financial condition or results of operations.

Reclassification

Certain amounts and balances from 2001 and 2000 have been reclassified to conform to the year 2001 presentation.
(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY

The Company has historically met its liquidity requirements through cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the current year, the Company's principal needs for cash will be for ordinary business operating expenses, project development costs for waste technology projects, land development activities, and ongoing debt service of existing loans.

The Company needs to generate additional income from operations in order to meet its operating, debt service, and project development needs. Events of default have occurred with respect to a $4,400,000 line of credit, a related $1,600,000 line of credit, and a land acquisition note with an outstanding balance of $732,000. These events of default pertain to unpaid interest due March 1st and April 1st on the $4,400,000 line of credit, and unpaid interest due April 1st on the land acquisition loan. The event of default on the $1,600,000 line of credit is due to a cross default provision with the $4,400,000 line of credit. The Company has approximately $6,622,000 in outstanding debt maturing by January 1, 2003. With respect to the maturing debt, the Company expects to extend its $4,400,000 line of credit, which matures on January 1, 2003. In addition, a second line of credit for $1,600,000, which matures on August 1, 2002, has a one-year extension option, which the Company expects to execute. The balance of the maturing debt is expected to be remitted through the normal course of sales. The Company's plan to meet its liquidity requirements is discussed in detail below.

First, the Company plans to refinance Brandywine Investment Associates (see Note 4) in order to be repaid as much as possible of its $7,654,000 note receivable due from this entity. During the first quarter of 2002, the Company completed contracting for the sale of the approximate 900 single family and townhouse lots in the Brandywine Partnership. The purchaser is Washington Homes who has agreed to purchase the land parcels on a semi-developed basis. Washington Homes will complete the engineering, final working drawings and all construction work including curb, gutter, paving, utilities and lot grading. Washington Homes made a $500,000 cash deposit and posted a $500,000 Letter of Credit to guarantee the contract. The parcels of land will be paid for over the next 4 years. The contract amount is in excess of $19,000,000. Brandywine's responsibility is to provide the main sewer line, water line, entrance and main roads, a substantial portion of which has already been completed. A second main road and second sewer outfall are scheduled to be completed in 2004. The project is now financed with approximately $5,000,000 in bank loans. The estimated cost to complete the improvements is an additional $5,000,000. The project's net cash flow from the Washington Homes contract is expected to be in excess of $8,000,000. In addition, Brandywine retains approximately 46 acres of commercially zoned acreage that will be developed later. The company intends to bring into the partnership a financial partner who can fund sufficient cash to repay approximately $6,000,000 of loans made by IGC. Submissions have been made to a number of institutions that have expressed an interest in participating. IGC's auditors, Arthur Andersen, have issued a "going concern" opinion because, as of the date of their report, this financing is not in place. Management is aggressively pursuing the conclusion of this financing.

If the proceeds from the repayment of a substantial portion of the Brandywine Investment Associates note receivable and the sale of the remaining cash flow stream are realized, the Company believes that amount will be sufficient to cover operating and debt service needs for the balance of 2002 and provide funding for waste technology projects.

The second part of the Company's strategy is to obtain an outside investor for the waste technology projects discussed in Note 9. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise up to $15,000,000 to fund the continued development of these projects. The development financing necessary for two of the Waste to Energy projects is being offered to a group of institutional investors so that IGC's future cash requirements should be at a minimum. The real estate assets, such as Brandywine, are systematically being planned and developed for sales to third parties or joint ventures in order to accelerate the conversion to cash of these assets. The company's management during the past 45 years has been successful in forming partnerships where limited partners contributed the funds necessary to plan and engineer many of its real estate developments. This format will be pursued with the Waste to Energy developments.

Management is currently meeting with potential investors and investment bankers in the effort to raise these funds.

Management is using its best efforts to implement the financing strategy outlined above. If successful, the proceeds will be used to meet the Company's operating expenses, debt service, real estate development, and waste technology development costs. If unsuccessful, the Company will explore other options to raise the required funds.
(3)	TRANSFER OF ASSETS TO ACPT

As part of the distribution to ACPT that occurred in October 1998, IGC had a contingent obligation to transfer four of its partnership interests and fourteen acres of land in St. Charles, Maryland. The distribution requirement for the land was completed in December 1999, and the four partnership interests were subsequently transferred in February 2000 at book value.
(4)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $600,000 has been incurred through December 31, 2001. The estimate includes projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. A provision for this loss has been included under results from discontinued operations.

(5)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P. (Maryland), which the Company accounts for under the equity method (in thousands):

SUMMARY OF FINANCIAL POSITION:	AS OF DECEMBER 31,
	2001	2000

Total assets	$ 14,337	$ 11,656
Total non-recourse debt	341	417
Total other liabilities	11,969	9,043
Total equity	2,027	2,196
Company's investment	8,885	7,935

At December 31, 2001, the Company held a 50% limited partnership interest and was the managing general partner of Brandywine Investment Associates, L.P. The partnership owns 277 acres of developable land in Brandywine, Maryland. The residential portion of the property, approximately 231 acres consisting of 914 lots, is under contract to Washington Homes. The balance of the property is zoned commercial and is in the planning stages of development. In accordance with FASB Statement No. 94, the equity method is used to account for this investment as it is a non-consolidated majority-owned subsidiary and has been included on the balance sheet under assets related to land development, Brandywine, Maryland. A portion of the investment balance consists of note receivables in the amount of $7.654 million, which includes a $5.636 million note with accrued interest of $1.674 million and operating advances of $344,527.

Housing Partnerships

IGC held a fractional interest in Coachman's Apartment Associates through September 28, 2001. This housing partnership owns 104 rental units in an apartment complex that was placed in service prior to 1995. The Company held a .01% general partner interest and shares in profits, losses and cash flow from operations in accordance with its ownership percentage. The Company sold its interest to an affiliate on September 28, 2001 for $1,218. The sales price was determined by appraisal and reviewed by IGC's Board of Directors.

IGC had a negative investment in Coachman's of $576,882, which was recorded as a liability as of the December 31, 2000 financial statements. The transaction was between related parties, therefore, the gain on sale was recorded as a contribution to the general and limited partner's capital in the amount of $5,781 and $572,319, respectively.

IGC's fractional interest in Chastleton Apartments Associates (District of Columbia) was previously reported. Upon further review of the partnership agreement, it was determined that the fractional interest is owned by IGC's affiliate, IBC. This correction does not have a material effect on IGC's business or financial results.

(6)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at December 31, 2001 and 2000 (in thousands):
			Outstanding December 31, (in thousands)
	Maturity Dates From/To	Interest Rates* From/To	2001	2000
Related to waste technology ventures:
Mortgages	06/30/05	7.85%	$ 181	$ 188

Related to land development:
Development loans	06/21/02/ 11/01/03	P+1.5% / 9% / P+2.5%	$ 893	$ 1,171
Related to discontinued operations:
Development loans	04/30/02	P+1%	118	331

General:
Lines of credit	08/01/02/ 01/01/03	P+1% Floor of 9.5%	$ 5,893	$ 6,361

Related Entity (1)	Demand	P+1%	$ 444	$ 5,074
Total debt			$ 7,529	$ 13,125

*P = Prime lending interest rate
(1)=IBC and related entities note payable

As of December 31, 2001, the $893,000 of recourse debt related to land development assets are collateralized by $2,597,000 of land development assets. An event of default has occurred on one of the Company's land development loans, as the April 1st interest payment in the amount of $5,493 has not been remitted.

The homebuilding debt is secured by substantially all of the homebuilding assets.

The Company is not subject to any material financial covenants under these loan agreements. An event of default has occurred on the Company's $4.4 million line of credit with Collateral Mortgage, as it has not made either its March 1st or April 1st debt service payments. As a result of this event, an event of default has also occurred on a $1.6 million line of credit under a cross default provision in the loan documents.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At December 31, 2001, $4,316,000 is outstanding relating to this debt. The amount outstanding represents the first development draw. Assets with a book value of $14,205,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, accounted for in the financial statements, using the equity method of accounting. Accordingly, the debt and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements.

The stated maturities (assuming no accelerations) of the Company's indebtedness at December 31, 2001 are as follows (in thousands):

2002	$ 6,622
2003	739
2004	8
2005	160
Thereafter	-
$ 7,529

The interest costs incurred during 2001, 2000, and 1999 were accounted for as follows (in thousands):

	2001	2000	1999

Expensed	$ 917	$ 907	$ 402
Capitalized	10	76	148
	$ 927	$ 983	$ 550

(7)	COMMITMENTS AND CONTINGENT LIABILITIES

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, L.P. ("SCA"), and James J. Wilson, the Company's chairman and chief executive officer, charging them with criminal and civil violations of Section 404 of the U.S. Clean Water Act ("CWA") relating to placing fill materials without a permit into wetlands within the jurisdiction of the U.S. Corps of Engineers. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's chairman and chief executive officer, were dismissed.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered in 1999, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under the Supreme Court's new jurisdictional line, the Company and SCA maintain their previous actions were legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the court denied the defendants' action to set aside the Company's criminal conviction and to vacate the consent decree. The Court has subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. Oral argument on the Company's appeal is set for hearing in May 2002.

Sewer and Water Litigation

In St. Charles Associates Limited Partnership, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland), the Company, together with St. Charles Associates L.P., as plaintiffs, sought, among other things, a court ruling that Charles County was not entitled to impose sewer and water connection fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by a Settlement Agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990. Subsequent litigation has resulted from disputes over the interpretation of the Settlement Agreement and Consent Decree. The principal issues have been (1) whether studies procured by the County in 1991, 1992, 1996 and 2000 justify the level of sewer and water connection fees which the County imposes upon the St. Charles Communities and (2) whether the Company is entitled to recover what it regards as excessive sewer and water connection fees already paid.

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

On October 19, 2000, the County submitted to the Company a new sewer connection fee study (dated October 12, 2000) which the County claims justifies increasing sewer connection fees in St. Charles Communities. The Company has filed objections to that study and is in the process of challenging its validity under the 1989 Agreement in the Circuit Court for Charles County.

The County also appealed an injunction issued by the Circuit Court limiting the amount that the County may charge for sewer connection fees on residential properties located in St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court and held that the sewer connection fee limitation is a covenant that runs with the land in St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land in the St. Charles Communities is conveyed. In November 2001, the Court of Appeals of Maryland affirmed that decision.

Also pending in the Maryland Tax Court, a state administrative agency, are the Company's claims for refunds of sewer connection fee overpayments from May 15, 1992 to the present.

Other

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Accordingly, the only remaining claim against the Company is the trespass count. The case is scheduled to go to trial in December 2002.

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact of the financial condition or results of operations of the Company.

Guarantees

The Company is guarantor of 29 letters of credit and surety bonds amounting to $4,438,755 for land development completion and homebuilding warranties.

(8)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last three years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Year Ended December 31,
		2001	2000	1999
Land Sales
Land Sales Revenue	(A1)	$ -	$ 416	$ -
Land Sales Revenue, IBC, general partner of IGC	(A2)	3,325	-	-
		$ 3,325	$ 416	$ -
Cost of Land Sales
Cost of Sales	(A1)	$ -	$ 170	$ -
Cost of Sales, IBC, general partner of IGC	(A2)	3,301	-	-
		$ 3,301	$ 170	$ -
Interest and Other Income
Unconsolidated subsidiaries - development fee		$ -	$ 49	$ -
LDA, affiliate of ACPT	(B11)	271	651	668
		$ 271	$ 700	$ 668
General and Administrative Expense
IBC, general partner of IGC	(B1)	$ 16	$ 4	$ 143
ARMC, subsidiary of ACPT for support and other services	(B2)	15	228	159
Interstate General Properties (IGP), tax support services and other	(B3)	-	19	36
Equus Entertainment Corporation, affiliate of IBC, consulting fee	(B4)	(453)	(204)	(153)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(200)	(500)	(500)
		$ (622)	$ (453)	$ (315)

Interest Expense
IBC, general partner of IGC	(B6)	$ 191	$ 287	$ 154
Affiliates of IBC	(B7)	31	41	-
		$ 222	$ 328	$ 154

		Balance December 31, 2001	Balance December 31, 2000
BALANCE SHEET IMPACT:

Other Assets
Receivables:
LDA, affiliate of ACPT, note receivable	(B6)	$ -	$ 7,305
Equus, affiliate of IBC	(B4)	-	87
IBC, miscellaneous receivable	(B8)	4	-
IGMC, IGC's managing general partner	(B12)	-	2
		$ 4	$ 7,394
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 444	$ 4,513
Accounts payable to IBC for miscellaneous	(B8)	5	-
Advances, affiliates of IBC	(B7)	-	561
Advances, IGMC, IGC's managing general partner	(B12)	84	-
Accounts payable to IGP for tax support services	(B3)	60	61
Accounts payable to Equus Entertainment Corporation	(B9)	-	21
Accounts payable to IGP for miscellaneous	(B10)	16	14
Accounts payable to ARMC for support services	(B2)	$ 46	$ 132
		$ 655	$ 5,302
(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or comparable sales to third parties.

(1)	During 2000, Community Homes, a related party of IGC, purchased 11 lots in the Dorchester Neighborhood of St. Charles.

(2)

On June 29, 2001 IGC sold Pomfret, LLC to IBC for $3,325,000 based on a recent appraisal. As of that date, IBC assumed $1 million of bank debt collateralizing the Pomfret land, and executed a promissory note for the balance with the approval of the Company's Board of Directors. The balance of the note has subsequently been collected.

(B)	Other

Other transactions with related parties are as follows:
(1)	Beginning October 1, 2000 and continuing for 2001, IGC rents office space from IBC at prevailing rental rates. During 1999, IBC provided IGC with administrative and accounting services.

(2)

During 2000 and 2001, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, tax, human resources, payroll processing, and other miscellaneous administrative support services. In addition, ARMC provided the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(3)	During 1999 and ending August 31, 2000, IGP provided IGC with tax support services.

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus Entertainment Corporation, an affiliate of IBC, providing for a consulting fee of $11,250 per month until October 15, 2000. On October 16, 2000, the fee increased to $33,333 per month plus related benefits. As of December 31, 2001, IBC assumed the receivable from Equus in the amount of $125,752, as an offset against amounts IGC owes IBC, which represents unpaid 2001 consulting fees and miscellaneous expenses.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

(6)

During 2000 and the first nine months of 2001, the Company received working capital advances from IBC and its affiliates. These advances were secured by a note receivable from Land Development Associates, an indirect subsidiary of ACPT ("LDA note"). Beginning April 1, 1999 interest accrued at 1.5% over the prime rate subject to a 9% ceiling. In the second quarter of 2001, IBC purchased the LDA note from IGC with the approval of its Board of Directors for an amount equal to the principal balance plus accrued interest on the amount. All previous working capital advances were applied to the purchase price of the note. The balance of the purchase price has been paid in cash. On December 3, 2001, IGC signed a new working capital agreement with IBC. Interest accrues at prime plus 1%. As of December 31, 2001, $444,000 is outstanding.

(7)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. During the second quarter of 2001, IBC assumed these liabilities in conjunction with its acquisition of the LDA note.

(8)	During 2001, IGC incurred shared expenses with IBC for office supplies and services.

(9)

From March through June 1998, Thomas Wilson, through Equus, provided services related to waste technology for IWT. As of December 31, 2001, the $21,000 in fees were applied to amounts due from Equus in item 4 above.

(10)

Beginning October 1998, and ending July 2000, IGP paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of December 31, 2001 the principal amount due is $13,194 and accrued interest is $2,574.

(11)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from Land Development Associates, SE ("LDA"), an affiliate of ACPT. This note accrued interest at prime plus 1.5%, subject to a 6% floor and 9% ceiling. Refer to B(6) above for further information.

(12)	During 2000 IGC advanced funds to pay for IGMC, IGC's managing general partner's miscellaneous expenses. During 2001, IGMC advanced amounts to IGC to cover certain operating expenses.
(9)	INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed a wholly owned subsidiary, IWT, to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second subsidiary, CWT, was formed in Puerto Rico. CWT was established to perform waste disposal projects in the Caribbean.

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to own, finance, build, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer and constructor, HDR/Zachary, and subsidiaries of the Vivendi Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste facilities in North America and the Caribbean using the Thermoselect technology.

In December 1998, CWT entered into a Host Community And Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and construct a Thermoselect facility to process waste from the metropolitan San Juan area. In January 2001, a new governor took office in Puerto Rico. The new administration is in the process of revising its Solid Waste Management Plan. CWT is still actively pursuing approval of the facility and ultimately believes it will be successful in completing the Caugus project. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community agreement mentioned above. Caguas government officials and CWT management are in talks with the Puerto Rico Solid Waste Management Authority and other central government officials to gather support for the Caguas solid waste project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-processing contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility has taken the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling is anticipated in April. Assuming it is favorable, negotiations should recommence shortly thereafter.

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization which represents the municipalities that make up the metropolitan San Jose, Costa Rica area. The memorandum is based on a proposal for a 528,000 ton solid waste processing facility, with a detailed and aggressive development schedule. A letter committing to purchase the export electricity has been received from the government-owned electric utility. The Banco National de Costa Rica has expressed interest in writing about financing the project.

IWT is participating in a competitive procurement in Collier County, Florida for a solid waste gasification plant. Our proposal was on filed April 5, 2002. The County expects to select the winning proposal in June 2002. IWT is also in the early stage of discussions with interested parties elsewhere in Florida, South Carolina, Virginia, Connecticut and Texas.

IWT is also pursuing projects elsewhere, including Barbados, China, Chile, Hong Kong, all of which are in the early stage.

As of December 31, 2001, certain IWT/CWT costs related to projects being pursued in the Virgin Islands and Puerto Rico have been capitalized and their recovery is dependent upon future revenues from the construction and operation of waste disposal plants. During 1999, the Company elected to write off $1,180,000 of capitalized costs incurred related to several other waste development projects because the Company believed the probability of recovering the investment from future revenues was less than 50%. The Company is still pursuing certain of thee other projects where it believes there is sufficient interest to warrant continuing efforts.

At December 31, 2001 and 2000, deferred costs regarding waste technology, net of direct write-offs, were $7,428,000 and $5,606,000, respectively. As of December 31, 2001, these deferred costs relate solely to the Puerto Rico and Virgin Islands projects.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act, and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste disposal contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

(10)	OPTIONS, APPRECIATION RIGHTS AND WARRANTS

IGC maintains Unit incentive plans for directors (the "Directors' Plan") and employees (the "Employees Plan"). These plans were amended in 1994 and 1995 to allow for the issuance of Unit Appreciation Rights and other incentive awards. The Directors' Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Employees' Plan is for employees of IGC (due to the Distribution, the employees may be current employees of ACPT), including employees who are Directors of any General Partner of IGC or of any affiliate of IGC. Under the terms of the plans, directors and employees may be granted options, incentive rights or other Unit-based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee"). There were no awards under the Directors' Plan in 2000 or 2001. As of December 31, 2001, 228,305 IGC Units are reserved for issuance under both the Directors' and Employees' Plan.

Options

As of December 31, 2001, all option contracts have been fulfilled.

Appreciation Rights

Under the terms of the Plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive upon vesting an amount payable in cash, Class A Units of the Company, other property, or some combination thereof as determined by the Committee. The amount received upon exercise on or after January 20, 1995, is based on the excess of the fair market value of the Company's Units on the exercise date, plus, for rights granted prior to 1995, 50% of the fair market value of Equus Gaming Company, L.P. ("Equus") Units on the exercise date, over the base price of the Unit Appreciation Right specified in the individual rights agreements. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning ten trading days before the exercise date and ending on the ninth day after the exercise date. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to this date, the Company's market price still reflected the value of its interest in Equus, which was spun-off at that time.

The number of stock appreciation rights outstanding, that were exercisable, but not exercised prior to October 19, 1998, was reduced as a result of a 1 for 5 reverse unit split. On June 13, 2000, 7,500 units of appreciation rights were granted in connection with the Employee's Unit Incentive Plan. There were no awards under the Employees' Plan for 2001. In addition, during 2001, 820 were either terminated, forfeited, or cancelled. As a result of the forfeiture, and a significant decrease in the price of IGC units over last year, a credit to compensation expense in the amount of $119,000 was recognized in 2001. During 2000, the Company recognized a credit to compensation expense in the amount of $162,814, representing a forfeiture. Compensation expense for 1999 totaled $285,000.

As of December 31, 2001, the dates that the 28,800 outstanding Unit Appreciation Rights become vested, and their expiration dates are as follows:

	Rights Expiring
Rights Vest and Exercisable at:	May 15, 2004	August 13, 2007	June 13, 2010

December 31, 2001	11,300	8,000	2,500
January 1, 2002	---	---	2,500
August 13, 2002	---	2,000	---
January 1, 2003	---	---	2,500
	11,300	10,000	7,500

Warrants

In 1993, warrants to purchase 20,000 IGC units were issued to an investment-banking firm in connection with a "highly confident letter" relating to proposed Virginia racetrack financing. The warrants had an exercise price of $5.30 per warrant and expire on September 30, 2003. The warrant agreement requires, in the event of a distribution of units, the number of warrants would be adjusted so the warrant holder would receive units in the distributed entity. Therefore, the warrant holder, upon exercise of the warrants, would also be entitled to shares of ACPT. At the time of exercise, IGC would be required to purchase the ACPT shares on the open market at the existing trading price. As there is no way to estimate whether the warrants will be exercised or when, no adjustments have been made to the accompanying financial statements for the contingency related to the purchase of the ACPT shares.

During the second quarter 2001, the investment-banking firm mentioned above exercised its warrants to purchase 19,733 of the 20,000 IGC units. The Company then issued 14,193 Class A Units of Interstate General Company L.P. as part of a cashless exercise. ACPT shares were not issued as part of this transaction as the exercise price exceeded the current market value of the ACPT stock. As of December 31, 2001 warrants to purchase 267 IGC units remain outstanding and all original warrants in regard to ACPT shares remain outstanding.

(11)	RETIREMENT AND PROFIT SHARING PLANS

IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan for eligible employees were equal to 4% of basic salaries and wages for 2001, 2000 and 1999 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries that exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $170,000 for 2001 and 2000 and $160,000 for 1999 were excluded from the calculation of contributions. IGC contributions to a profit sharing plan, as described below, and from voluntary contributions by employees, are made to the Retirement Plan. Contributions to the Retirement Plan were $70,000, $81,600 and $75,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 2001, 2000 or 1999.
(12)	INCOME TAXES

IGC is a partnership and accordingly is not subject to U.S. taxes. These financial statements do not contain any provision for Federal or state income taxes for 2001. All Federal and state income tax liability and/or tax benefits are passed through to the individual partners in accordance with the Agreement and the Internal Revenue Code.

IGC had been grandfathered through 1997 as a non-tax paying public partnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporations as long as a substantial new line of business is not added. Beginning in 1998, however, IGC could be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends and real property income. IGC was in compliance with these requirements as of December 31, 2001. If IGC is not in compliance with the 90% test in any given taxable year, it will be taxed as a corporation at statutory corporate rates and those taxes could be substantial.

As of December 31, 2001, IGC continues to qualify as a non-tax paying public partnership.
(13)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires the disclosure of the fair value of financial instruments. Whenever possible the estimated fair value has been determined using quoted market information as of December 31, 2001. The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in the market since the Company may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2001; therefore, current estimates of fair value may differ significantly from amounts presented. Below is a summary of significant methodologies used in estimating fair values at December 31, 2001.

Cash and cash equivalents: includes cash and securities with maturities of less than 90 days, which are valued at their carrying value.

Notes Receivable: includes interest and non-interest-bearing notes receivable. Fair value is based on the present value of the notes discounted at the Company's general cost of borrowing, prime plus one percent.

Development Loans and Lines of Credit: consists of instruments in which the certain of the Company's real estate assets are used as collateral. The fair value of these instruments is based on the current market rate for similar borrowings.

Loan Payable: Consists of a note payable that has been used to fund operating capital requirements. The note is subject to interest at prime plus one percent. The fair value of this note is based on current market rates for similar borrowings.

Mortgages: Consists of a mortgage against one of the Company's offices. The fair value of this note is based on the current market rate for similar borrowings.

The following table summarizes the fair value of the Company's financial instruments (in thousands) as of December 31, 2001:
	Fair Value of Financial Instruments
	(In Thousands)
	As of December 31,
	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and Cash Equivalents	$191	$191	$728	$728

Notes Receivable	$186	$171	$7,305	$5,159

Development loan and lines of credit	$6,905	$6,280	$7,835	$7,828

Loan Payable	$444	$444	$5,074	$2,476

Mortgages	$181	$138	$216	$211

(14)	QUARTERLY SUMMARY (UNAUDITED)

IGC's quarterly results are summarized as follows:
	Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per Unit amounts)

Revenues	$ 349	$ 3,621	$ 194	$ 135	$ 4,299
Loss and minority interest	(1,022)	(942)	(726)	(588)	(3,278)
Minority Interest	-	-	(2)	-	(2)
Net loss	(1,022)	(942)	(728)	(588)	(3,280)

Basic and fully diluted net loss per Unit	(0.49)	(0.45)	(0.35)	(0.28)	(1.57)
	Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total for Year
	(In thousands, except per Unit amounts)

Revenues	$ 872	$ 607	$ 287	$ 1,187	$ 2,953
Loss before taxes and minority interest	(117)	(461)	(726)	(934)	(2,238)
Loss from discontinued operations	(446)	(138)	(923)	(225)	(1,732)
Minority Interest	-	-	(1)	(2)	(3)
Net loss	(563)	(599)	(1,650)	(1,161)	(3,973)

Basic and fully diluted net loss per Unit	(0.27)	(0.29)	(0.79)	(0.56)	(1.91)

(15)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and homebuilding operations conducted by AFH, which have been discontinued. Refer to note 3 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):
	IWT/CWT	Land and Other	Home Building (discontinued)	Inter-Segment	Total
2001

Total Revenues	$ -	$ 4,299	$ 1,705	$ -	$ 6,004
Interest income	-	308	5	-	313
Interest expense	17	900	1	-	918
Depreciation and amortization	17	77	2	-	96
Loss before minority interest	(652)	(2,626)	(398)	-	(3,278)
Net loss	(652)	(2,628)	(398)	-	(3,280)
Total assets	3,989	42,774	1,441	(22,202)	26,002
Additions to long-lived assets	1,850	1,467	-	-	3,317

2000

Total Revenues	$ -	$ 2,953	$ 9,926	$ -	$ 12,879
Interest income	-	569	11	-	580
Interest expense	-	907	12	-	919
Depreciation and amortization	-	57	42	-	99
Loss before minority interest	-	(2,238)	(1,732)	-	(3,970)
Net loss	-	(2,241)	(1,732)	-	(3,973)
Total assets	3,240	56,832	645	(24,846)	35,871
Additions to long-lived assets	1,445	1,181	-	-	2,626

1999

Total Revenues	$ -	$ 2,445	$ 9,944	$ -	$ 12,389
Interest income	-	1,057	80	-	1,137
Interest expense	-	357	45	-	402
Depreciation and amortization	2	61	74	-	137
Net loss	(1,305)	(2,017)	(1,221)	-	(4,543)
Total assets	3,134	54,510	7,283	(23,664)	41,263
Additions to long-lived assets	2,016	1,460	-	-	3,476

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of IGC's managing general partner, Interstate General Management Corporation ("IGMC"), is as follows:
Name	Age	Office

James J. Wilson	68	Chairman, Director and Chief Executive Officer

Mark Augenblick	55	Director, Chief Operating Officer

James R. Treptow	55	Director

Ernst Ringle	69	Director

John H. Gibbons	73	Director

The following are the executive officers of IGC as of December 31, 2001:
Name	Age	Office

James J. Wilson	68	Chairman, Chief Executive Officer

Mark Augenblick	55	President, Chief Operating Officer

Paul Dillon	41	Vice President, Chief Financial Officer

Francis C. Campbell	61	President, IWT and CWT (affiliates of IGC)

Larry F. Liddle	58	Vice President, IWT and CWT (affiliates of IGC

Term of Office. Directors of IGMC serve a one year term of office subject their Successor being selected and qualified. Directors remain in office until succeeded or they resign or are removed. Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC. As practicable, an additional one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors are to be persons who are officers of IGC. Messrs. Treptow, Ringle, and Gibbons currently serve as the unaffiliated directors. Mr. James J. Wilson serves as the IBC director designate.

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

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following information is furnished with respect to the Chief Executive Officer and each of the other five most highly compensated Executive Officers of the Company (collectively, the "Executive Officers").
					Long-Term Compensation
	Annual Compensation				Awards
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (2)	Securities Underlying Options/ SAR's #	All Other Compensation ($) (1)

James J. Wilson (3)	2001	500,200	-	-	-	10,384
Chairman & Chief	2000	500,200	-	-	-	10,552
Executive Officer	1999	500,200	-	-	-	9,896

Mark Augenblick	2001	426,000	-	-	-	34,584
Vice-Chairman &	2000	411,400	-	-	-	51,352
President	1999	411,400	-	-	-	48,696

Paul Dillon	2001	124,200	-	-	-	6,701
Vice President & CFO	2000	99,775	-	-	-	4,167
	1999	23,250	2,000	-	-	-

Francis Campbell	2001	195,200	-	-	-	10,384
President	2000	185,400	-	-	-	8,125
IWT/CWT	1999	175,200	-	-	-	9,896

Larry Liddle	2001	120,200	-	-	-	6,384
Vice President	2000	115,400	-	-	-	5,000
IWT/CWT	1999	110,200	-	-	-	5,896

(1)	Reflects IGC's contributions to Retirement Plan discussed below, and Director's fees from IGC and Equus.

(2)	Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.

(3)

In October 1998, Mr. Wilson entered into a consulting agreement with ARMC (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

Employment Agreements. Mr. Augenblick entered into a four-year employment agreement with the Company commencing March 23, 1998. Mr. Augenblick and the Company expect to formally extend this agreement in the coming weeks. The agreement provides for a compensation package totaling $450,000, which is comprised of salary and directors' fees, plus shares in IWT and CWT, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Dillon entered into a one-year employment agreement effective January 1, 2000. The agreement was renewed January 1, 2002 and renews annually thereafter, unless terminated by either party. The agreement provides for a base salary of $125,000, certain fringe benefits, stock appreciation rights, and severance pay for the unexpired term of the contract.

Mr. Campbell's employment agreement with the Company automatically renews each October. The agreement provides for a base salary of $195,000, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Liddle's employment agreement with the Company automatically renews each October. The agreement provides for a base salary of $120,000, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Directors. Directors of the Managing General Partner who do not receive salaries from the Company or affiliates, except Mr. Augenblick, receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. During 2001, the directors' fees totaled $112,200, of which $45,400 remained to be paid as of December 31, 2001.

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

Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 2001, 2000 or 1999.

Retirement Plan. IGC maintains the Retirement Plan for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 2001, 2000 and 1999 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $170,000 for 2001, $170,000 for 2000 and $160,000 for 1999) which exceeded that wage base. Additional contributions to the Retirement Plan can be made pursuant to the Profit Sharing Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN UNIT HOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the Units that were beneficially owned on March 1, 2002 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by named executive officers of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group. Except where noted, the address for the beneficial owner is 222 Smallwood Village Center, Waldorf, Maryland, 20602.
	Beneficial Ownership (1)
Name of Beneficial Owner	Number of IGC Units	Percent

James J. Wilson (2)	6,136	0.3

Mark Augenblick	0	0

Paul Dillon	0	0

Francis C. Campbell	0	0

Larry Liddle	0	0

All executive officers of IGC and
directors of IGMC as a group	6,135	0.3

Bessemer Interstate Corporation
245 Peachtree Center, Avenue #804
Atlanta, GA 30303	104,442	5.1

Interstate Business Corporation
222 Smallwood Village Center
St. Charles, MD 20602	602,588	29.4

Wilson Securities Corporation
222 Smallwood Village Center
St. Charles, MD 20602	315,295	15.4
(1)	The beneficial ownership of Units is determined on the basis of Units directly and indirectly owned by executive officers of IGC and directors of IGMC.

(2)	Includes 20 IGC Units held by his wife, Barbara A. Wilson.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responding to this item appears in Note 8 to the Company's Consolidated Financial Statements included in Item 8 of this report.

PART IV
ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
1.		Financial Statements

	a.	The following financial statements of Interstate General Company, L.P. are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999

	b.	The following financial statements of Brandywine Investment Associates, L.P. are included as Exhibit 99.15 herewith:

Statement of Income (Loss) for the years ended December 31, 2001, 2000 and 1999

Balance Sheet for the years ended December 31, 2001 and 2000

Statement of Changes in Partners' Capital for the years ended December 31, 2001, 2000 and 1999

Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements for the year ended December 31, 2001

2.		Financial Statement Schedules

There are no financial statements' schedules contained herein.

3.	Exhibits

Exhibits required by Securities and Exchange Commission, Section 601 of Regulation S-K.
Exhibit No.		Description of Exhibit	Reference

3	(a)	Third Amended and Restated Agreement of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (a) to Amendment No. 3 to Registration Statement No. 33-10636 on Form S-1, filed February 11, 1987 (Form "S-1")

	(b)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (b) to 1987 10-K

	(c)	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (c) to 1988 10-K

	(d)	Amended and Restated Certificate of Limited Partnership of Interstate General Company L.P.	Exhibit 3 (b) to Form S-1

	(e)	Certificate of Incorporation of Interstate General Management Corporation	Exhibit 3 (c) to Form S-1

	(f)	Bylaws of Interstate General Management Corporation, as amended	Exhibits 3 (d) and 3 (1) to Form S-1

	(g)	Certificate of Incorporation of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended	Exhibit 3 (g) to Form S-1

	(h)	Bylaws of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended February 4, 1986	Exhibit 3 (h) to Form S-1

	(i)	Amendment to Bylaws of Interstate General Management Corporation dated November 10, 1988	Exhibit 3 (i) to 1988 10-K

4	(a)	Form of beneficial assignment certificate representing Units	Exhibit 4 (a) to Form S-1

	(b)	Form of certificate evidencing limited partnership interest	Exhibit 4 (b) to Form S-1

	(c)	Certificate of Incorporation of Interstate Management Title Company dated September 19, 1986	Exhibit 4 (c) to Form S-1

	(d)	Bylaws of Interstate Management Title Company dated September 25, 1986	Exhibit 4 (d) to Form S-1

	(e)	Amendment to Certificate of Incorporation of Interstate Management Title Company dated December 31, 1986	Exhibit 4 (e) to Form S-1

10		Material Contracts

	(a)	Employment Agreement with Edwin L. Kelly	Exhibit 10 (a) to Form 10-Q for the quarter ended June 30, 1994

	(b)	Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994	Exhibit 10 (a) for Form 10-Q for the quarter ended June 30, 1995

	(c)	Second Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994	Exhibit 10 (b) for Form 10-Q for the quarter ended June 30, 1996

	(d)	Third Amendment to Employment Agreement between Interstate General Company L.P. and Edwin L. Kelly dated May 20, 1994	Exhibit 10 (l) to 1996 10-K

	(e)	Employment Agreement between Interstate General Company L.P. and James J. Wilson dated January 15, 1996	Exhibit 10 (j) to 1995 10-K

	(f)	Employment Agreement between Interstate Waste Technologies, Inc. and Francis C. Campbell dated September 1, 1996	Exhibit 10 (a) to Form 10-Q for the quarter ended September 30, 1996

	(g)	Employment Agreement between Interstate General Company L.P. and Mark Augenblick dated March 11, 1998	Exhibit 10 (g) to 1997 10-K

	(h)	Employment Agreement between Interstate General Company L.P. and Benjamin L. Poole dated December 7, 1999	Exhibit 10 (h) to 1998 10-K

	(i)	Employment Agreement between Interstate General Company L.P. and Larry F. Liddle dated October 1, 1998	Exhibit 10 (i) to 1998 10-K

	(j)	Employment Agreement between Interstate General Company L.P. and Francis C. Campbell dated October 1, 1998	Exhibit 10 (i) to 1998 10-K

	(k)	Indemnity Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc. and each director and officer of Interstate General Management Corporation	Exhibit 10 (f) to Form S-1

	(l)	Unit Incentive Plan for Directors, Amended and Restated, dated March 17, 1995	Exhibit 10 (i) to 1994 10-K

	(m)	Unit Incentive Plan for Employees, Amended and Restated, dated March 17, 1985	Exhibit 10 (j) to 1994 10-K

	(n)	Amended and Restated Certificate and Agreement of Limited Partnership of St. Charles Associates Limited Partnership dated March 14, 1985	Exhibit 10 (11) to Form S-1

	(o)	Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10 (j) to Form S-1

	(p)	Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10 (kk) to Form S-1

	(q)	Third Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated February 16, 1990	Exhibit 10 (kk) to 1989 10-K

	(r)	Fourth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated June 29, 1981	Exhibit 10 (lll) to 1991 10-K

	(s)	Fifth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E., dated June 29, 1981	Exhibit 10 (mmm) to 1991 10-K

	(t)	Sixth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated April 1, 1998	Exhibit 10 (a) to Form 10-Q for the quarter ended March 31, 1998

	(u)	Partnership Agreement for Fox Chase Apartments General Partnership as amended January 29, 1986	Exhibit 10 (p) to Form S-1

	(v)	Amendment to Partnership Agreement for Fox Chase Apartments General Partnership dated February 10, 1987	Exhibit 10 (mm) to Form S-1

	(w)	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to Fox Chase General Partnership Agreement dated August 20, 1993	Exhibit 10 (q) to 1993 10-K

	(x)	Partnership Agreement for Wakefield Third Age Associates Limited Partnership dated July 1, 1985	Exhibit 10 (r) to Form S-1

	(y)	Partnership Agreement for Wakefield Terrace Associates Limited Partnership dated July 1, 1985	Exhibit 10 (t) to Form S-1

	(z)	Partnership Agreement for Headen House Associates Limited Partnership dated July 1, 1985	Exhibit 10 (v) to Form S-1

	(aa)	Partnership Agreement for Palmer Apartments Associates Limited Partnership dated July 1, 1985	Exhibit 10 (w) to Form S-1

	(bb)	Partnership Agreement for Chastleton Apartments Associates dated May 1, 1986	Exhibit 10 (dd) to Form S-1

	(cc)	Partnership Agreement for New Forest Apartments General Partnership dated November 18, 1986	Exhibit 10 (ff) to Form S-1

	(dd)	First Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated February 24, 1987	Exhibit 10 (ii) to 1988 10-K

	(ee)	Second Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated December 19, 1988	Exhibit 10 (hh) to 1988 10-K

	(ff)	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to New Forest Apartments General Partnership Agreement dated August 20, 1993	Exhibit 10 (z) to 1993 10-K

	(gg)	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10 (zz) to 1988 10-K

	(hh)	Management Services Agreements between Interstate General Properties Limited Partnership and National General Corporation (3 separate agreements)	Exhibit 10 (k) to Form S-1

	(ii)	Property Management Agreement between National General Corporation and Interstate General Corporation and Interstate General Properties Limited Partnership as amended March 30, 1986	Exhibit 10 (oo) to Form S-1

	(jj)	Management Service Agreement between Interstate General Company L.P. and Coachman's Limited Partnership dated May 2, 1988	Exhibit 10 (jj) to 1989 10-K

	(kk)	Amendment to Management Service Agreement between Interstate General Company L.P. and Coachman's Limited Partnership dated January 1, 1993	Exhibit 10 (hh) to 1993 10-K

	(ll)	Management Agreement by and between Interstate Properties and Interstate St. Charles, Inc. (El Monte), dated January 5, 1987	Exhibit 10 (zzz) to 1992 10-K

	(mm)	First Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated January 4, 1988	Exhibit 10 (aaaaa) to 1992 10-K

	(nn)	Second Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated December 31, 1992	Exhibit 10 (bbbbb) to 1992 10-K

	(oo)	Management Agreement by and between Interstate General Properties and Interstate St. Charles, Inc. (Santa Maria Shopping Center), dated January 5, 1987	Exhibit 10 (ccccc) to 1992 10-K

	(pp)	First Amendment to Management Agreement by and between Interstate General Properties Limited Partnership and Interstate Business Corporation (Santa Maria Shopping Center), dated January 4, 1988	Exhibit 10 (ddddd) to 1992 10-K

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

New Forest Apartments General Partnership

Headen House Associates Limited Partnership

Fox Chase Apartments General Partnership

Palmer Apartments Associates

Wakefield Terrace Associates

Wakefield Third Age Associates

	(bbbb)	Agreement of Purchase and Sale between Interstate Business Corporation and Interstate General Company, L.P. dated June 12, 1996 for the Partnership Interests in:	Exhibit 10 (a) to Form 10-Q for the quarter ended June 30, 1996
Wakefield Terrace Associates Wakefield Third Age Associates Palmer Apartments Associates Headen House Associates Limited Partnership

	(cccc)	Employment Agreement between Interstate General Company, L.P. and Paul H. Dillon dated January 1, 2000	Exhibit 10 (a) to Form 10-Q for the quarter ended June 30, 2000

	(dddd)	Occupancy Agreement between Interstate General Company, L.P., and Pace Carbon Fuels, L.L.C., parties to Sublease dated April 5, 2000	Exhibit 10 (b) to Form 10-Q for the quarter ended June 30, 2000

	(eeee)	Lease Agreement between Interstate General Company, L.P. and Smallwood Village Associates, L.P. dated October 24, 2000	Exhibit 10 (a) to Form 10-Q for the quarter ended September 30, 2000

	(ffff)	Brandywine Investment Associates, L.P. Financial Statements for the year ended December 31, 2000	Exhibit 99.15 to Form 10-K for the year ended December 31, 2000

	(gggg)	Contract dated June 29, 2001 between Interstate General Company, L.P. and Interstate Business Corporation for the sale of Pomfret LLC	Exhibit 10 (a) to Form 10-QSB for the quarter ended June 30, 2001

	(hhhh)	Addendum to Agreement dated August 2, 2001 between Interstate General Company, L.P. and Interstate Business Corporation for the sale of Pomfret LLC	Exhibit 10 (b) to Form 10-QSB for the quarter ended June 30, 2001

	(iiii)	Non-Recourse Assignment of Cash Flow Note dated as of June 6, 2001 by and between Interstate General Company and Interstate Business Corporation	Exhibit 10 (c) to Form 10-QSB for the quarter ended June 30, 2001

	(jjjj)	Agreement of Purchase and Sale dated September 28, 2001, by and between Interstate General Company, L.P., Interstate Business Corporation, and Wilson Securities	Exhibit 10 to Form 10-QSB for the quarter ended September 30, 2001

	(kkkk)	Brandywine Investment Associates, L.P. Financial Statements for the year ended December 31, 2001	Exhibit 99.15 to Form 10-KSB for the year ended December 31, 2001

	(llll)	Amendment to Demand Note between Brandywine Investment Associates, L.P. and St. Charles Associates, L.P. dated August 1, 2001	Exhibit 10 to Form 10KSB for the year ended December 31, 2001

	(mmmm)	Amendment #1 to Employment Agreement between Interstate General Company, L.P. and Paul H. Dillon dated January 1, 2001	Exhibit 10 (a) to Form 10KSB for the year ended December 31, 2001

	(nnnn)	Amendment #2 to Employment Agreement between Interstate General Company, L.P. and Paul H. Dillon dated January 1, 2002	Exhibit 10 (b) to Form 10KSB for the year ended December 31, 2001

	(oooo)	Working Capital Support Agreement between Interstate General Company, L.P. and Interstate Business Corporation dated December 3, 2001	Exhibit 10 (c) to Form 10KSB for the year ended December 31, 2001

	(pppp)	Amendment #1 to Working Capital Support Agreement between Interstate General Company, L.P. and Interstate Business Corporation dated March 25, 2002	Exhibit 10 (d) to form 10KSB for the year ended December 31, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.
INTERSTATE GENERAL COMPANY, L.P.

	By:	Interstate General Management Corporation
Managing General Partner

Dated: April 15, 2002	By:	/s/ James J. Wilson
James J. Wilson
Chairman, Chief Executive Officer, and Director

Dated: April 15, 2002	By:	/s/ Mark Augenblick
Mark Augenblick
Vice Chairman, President, and Director

Dated: April 15, 2002	By:	/s/ Paul Dillon
Paul Dillon
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James J. Wilson		April 15, 2002
James J. Wilson	Chairman, Chief Executive Officer, and Director

/s/ Mark Augenblick		April 15, 2002
Mark Augenblick	President, Vice Chairman, and Director

/s/ Paul Dillon		April 15, 2002
Paul Dillon	Vice President and Chief Financial Officer

/s/ James R. Treptow		April 15, 2002
James R. Treptow	Director

/s/ Ernst Ringle		April 15, 2002
Ernst Ringle	Director

/s/ John H. Gibbons		April 15, 2002
John H. Gibbons	Director