Form 10QSB
period 2002-03-31
INTERSTATE GENERAL CO L P
filed 2002-05-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

2 West Washington Street
Middleburg, Virginia 20118
(Address of principal executive offices)(Zip Code)
(540) 687-3117
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

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS INCOME (In thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2002	2001
Revenues
Land sales	$ -	$ 196
Equity in losses from partnerships	(42)	(14)
Interest and other income	-	167
Total revenues	$ (42)	$ 349

Expenses
Cost of land sales	$ 71	$ 219
General and administrative	725	673
Interest expense	174	300
Waste project marketing and development	178	157
Depreciation and amortization	25	22
Total expenses	$ 1,173	$ 1,371

Net loss	$ (1,215)	$ (1,022)

Basic and Fully Diluted Net Loss per unit	(0.58)	(0.49)

Net Loss
General Partners	$ (12)	$ (10)
Limited Partners	(1,203)	(1,012)
	$ (1,215)	$ (1,022)

Weighted Average Units Outstanding	2,071	2,055

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

March 31, 2002
(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 8
Restricted	128
$ 136
Assets Related to Waste Technology Projects
Deferred Costs	$ 7,645
Property, plant and equipment less accumulated depreciation of $192	188
Other assets	14
$ 7,847
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	$ 6,315
Brandywine, Maryland	8,349
Other Maryland and Virginia locations	2,609
Other assets - prepaids	3
$ 17,276

Assets Related to Discontinued Operations
Receivables and other	172
$ 172
Receivables & Other Assets
Receivables	$ 26
Other assets - deposits and prepaids	109
Property, plant and equipment, less accumulated depreciation of $27	39
$ 174

Total Assets	$ 25,605

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

March 31, 2002

Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 883
Mortgages	179
$ 1,062
Liabilities Related to Land Development
Development loans	$ 894
Accounts payable and accrued liabilities	189
$ 1,083
Liabilities Related to Discontinued Operations
Development loans	$ 118
Accounts payable, accrued liabilities, and deferred revenue	78
Reserve for completing discontinued operations	57
$ 253
Other Liabilities
Accounts payable and accrued liabilities	$ 1,698
Loan payable - IBC and related entities	1,069
Due to Managing General Partner	84
Lines of Credit	5,928
$ 8,779

Total Liabilities	$ 11,177

Partners' Capital
General partners' capital	$ 4,038
Limited partners' capital - 2,071 units issued and outstanding as of March 31, 2002	10,390
Total partners' capital	$ 14,428

Total Liabilities and Partners' capital	$ 25,605

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (In thousands)

	2002	2001
Cash Flows from Operating Activities
Net loss	$ (1,215)	$ (1,022)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	25	22
Equity in losses from unconsolidated partnerships
and developer fees	42	14
Cost of sales-community development and homebuilding	81	1,469
Homebuilding construction expenditures	(10)	(441)
Changes in other accounts receivable and accounts payable	159	(916)
Net cash used in operating activities	$ (918)	$ (874)

Cash Flows from Investing Activities
Investment and changes in land improvements for future sales	415	(258)
Change in restricted cash	(7)	36
Additions to deferred costs - waste technology projects	(217)	(295)
Changes in other assets	7	32
Net proceeds from related party - IBC, LDA and related entities	625	819
Net cash provided by investing activities	$ 823	$ 334

Cash Flows from Financing Activities
Cash proceeds from debt financing	36	335
Payment of debt	(3)	(103)
Net cash provided by financing activities	$ 33	$ 232

Net Decrease in Cash and Cash Equivalents	(62)	(308)
Cash and Cash Equivalents, Beginning of Year	70	517
Cash and Cash Equivalents, March 31	$ 8	$ 209

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

The accounting policies of the Company are the same as those described in the December 31, 2001 financial statements included in the Company's 2001 Form 10-KSB. Certain amounts and balances from 2001 have been reclassified to conform to the 2002 financial presentation.

The accompanying consolidated financial statements of the Company, its subsidiaries, and affiliated entities have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented informative and clear. These unaudited consolidated financial statements should be read, however, in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, project development costs for IWT and CWT, land development activities, and ongoing debt service of existing loans. The Company is currently in a cash tight position with increasing outstanding operating payables. As a result, the Company intends to pursue a three-fold plan to meet its liquidity requirements and reduce its operating payables. This plan is discussed below.

First, the Company is engaged in negotiations to refinance its existing operating lines of credit. An agreement in principal has been reached to extend the $4.4 and $1.6 lines of credit to December 1, 2003. The extension agreement would provide for a $1 million interest reserve, which will reduce the Company's monthly cash requirements. In addition, the lender has tentatively agreed to advance an additional $600,000, which the Company will use for basic operations. Management expects to conclude an agreement with the lender by early June.

Second, the Company plans to refinance Brandywine Investment Associates (see Note 4) in order to be repaid as much as possible of its $7,264,000 note receivable due from this entity. During the first quarter of 2002, the Company signed a contract for the sale of approximately 900 single-family and townhouse lots in Brandywine. The purchaser, Washington Homes, Inc. will complete the engineering, final working drawings and all construction work including curb, gutter, paving, utilities and lot grading. Washington Homes made a $500,000 cash deposit and posted a $500,000 Letter of Credit to guarantee its performance. The parcels of land will be paid for over the next 4 years. The contract amount is in excess of $19,000,000. Brandywine's responsibility is to provide the main sewer line, water line, entrance and main roads, a substantial portion of which has already been completed. A second main road and second sewer outfall is scheduled to be completed in 2004. The project is now financed with approximately $5,000,000 in bank loans. The estimated cost to complete the improvements is $5,000,000. The project's net cash flow from the Washington Homes contract is expected to be in excess of $8,000,000. In addition, Brandywine retains approximately 46 acres of commercially zoned acreage that will be developed later. The company intends to bring into the partnership a financial partner who can fund sufficient cash to repay approximately $4,000,000 of loans made by IGC. Submissions have been made to a number of institutions that have expressed an interest in participating. Management is aggressively pursuing financing for this project and is in discussions with a number of financial institutions and investor groups. The Company is also seeking to refinance its existing development loan in order to borrow $2,000,000 against the project. These funds would be used to repay, in part, the Company's note receivable from Brandywine.

The third part of the Company's strategy is to obtain an outside investor for the waste technology projects discussed in Note 3. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise development financing for these projects. The development financing necessary for two of the Waste to Energy projects is being offered to a group of institutional investors so that IGC's future cash requirements should be at a minimum. The Company's management has been successful in forming partnerships where limited partners contributed the funds necessary to plan and engineer many of its real estate developments. This format will be pursued in the Waste to Energy projects.

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $6,622,000 mature by January 1, 2003. A substantial portion of this amount is the $4.4 million line of credit with Collateral Mortgage. Events of default have occurred on this note, as the Company has not made its March, April, or May 1st debt service payments. In addition, the Company has a line of credit for $1.6 million with the same lender that matures in August 2002. Events of default have occurred on this line as the Company has not made is April or May 1st escrow payments. As discussed above, the Company is engaged in negotiations with the lender in order to restructure these lines of credit and expects to cure these defaults in next few weeks. As part of these negotiations, the Company expects to extend these lines through December 1, 2003. Further, an event of default has occurred on the Company's Westbury land acquisition note, as it has not made interest payments due April and May 1st. The remaining sums are made up of various real estate development loans that the Company plans to repay through sales proceeds.

Management believes that the strategy outlined above will provide the funds necessary to meet the Company's obligations for the balance of the year and beyond, and allow it to continue its waste project development efforts. While the Company believes it will obtain financing for continued development and operational activities, there is no guarantee such financing will be available.

(3)	INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed a wholly owned subsidiary, IWT, to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities and government entities as well as industrial and commercial waste generators. In 1996, a second subsidiary, CWT, was formed in Puerto Rico. CWT was established to perform waste disposal projects in the Caribbean. The shares of both Companies are held in the IWT/CWT Trust for the benefit of IGC's unit holders.

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to own, finance, build, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer and the constructor, HDR/Zachary, and subsidiaries of the Vivendi Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste facilities in North America and the Caribbean.

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and construct a Thermoselect facility to process waste from the metropolitan San Juan area. In January 2001, a new governor took office in Puerto Rico. The new administration is in the process of revising its Solid Waste Management Plan. CWT is still actively pursuing approval of the facility and ultimately believes it will be successful in completing the Caguas project. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community agreement mentioned above. Caguas government officials and CWT management are in talks with the Puerto Rico Solid Waste Management Authority and other central government officials to gather support for the Caguas solid waste project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement in principle with the government was reached on a waste-processing contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. A hearing examiner ruled in CWT's favor on April 22, 2002. That ruling is subject to approval by the Commission. Assuming it is favorable, negotiations should recommence shortly thereafter.

Early in 2002, IWT signed a Letter of Intent (LOI) with COCIM, the organization that represents the municipalities that comprise the metropolitan San Jose, Costa Rica area. The LOI is based on a proposal for a 480,000-ton solid waste processing facility, and includes a detailed and aggressive development schedule. A letter committing to purchase the export electricity has been received from the government-owned electric utility. The Banco National de Costa Rica has expressed interest, in writing, about financing the project.

IWT is participating in a competitive procurement in Collier County, Florida for a solid waste gasification plant. Our proposal was filed on April 5, 2002. The county is expected to select the winning proposal in June 2002. IWT is also in the early stage of discussions with interested parties elsewhere in Florida, South Carolina, Virginia, Connecticut and Texas.

IWT is also pursuing projects elsewhere, including Barbados, China, Chile, and Hong Kong, all of which are in early stages.

As of March 31, 2002, certain IWT/CWT costs related to projects being pursued in the Virgin Islands and Puerto Rico have been capitalized. Their recovery is dependent upon future revenues from the construction and operation of waste disposal plants. Costs relating to other projects, such as Costa Rica, have been expensed.

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

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P. (Maryland), which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	March 31, 2002	December 31, 2001

Total assets	$ 14,745	$ 14,337
Total non-recourse debt	786	341
Total other liabilities	11,984	11,969
Total equity	1,975	2,027
Company's investment	8,349	8,885

As of March 31, 2002, the Company holds a 50% limited partnership interest through St. Charles Associates, L.P., and is the managing general partner of Brandywine Investment Associates, L.P ("the Partnership"). The Brandywine project is being developed in a partnership. As such, in accordance with FASB Statement No. 94, the equity method is used to account for this investment and has been included on the balance sheet under assets related to land development, Brandywine, Maryland. Accordingly, the debts and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements. Also, the Company's allocable share of income or loss from Brandywine Investment Associates is included in the income statement under equity in income or losses from partnerships.

The Partnership owns 277 acres of developable land in Brandywine, Maryland. The residential portion of the property, approximately 231 acres consisting of 914 lots, is under contract to Washington Homes, Inc. The balance of the property is zoned commercial and is in the early planning stages. A portion of the investment balance consists of note receivables in the amount of $7,264,000, which includes a $5,636,000 note with accrued interest of $1,628,000.

As income is recognized from the lot sales resulting from the Washington Homes' contract, it will be included in the income statement of IGC under equity in income from partnerships. Based on the debt structure of Brandywine and estimated costs to complete at March 31, 2002, it is projected that the Washington Homes contract will result in approximately $4.7 million of income. Under the Brandywine partnership agreement, income is first allocated to partners to the extent of prior losses. As of March 31, 2002, prior losses total $3.5 million. In accordance with this agreement, all losses incurred through March 31, 2002 have been allocated to IGC. After this allocation, the next $5.4 million of income will be allocated to IGC as a preferred allocation. Following these first two allocations, the remaining income will be shared 50/50 between IGC and Brandywine's limited partners. Accordingly, all income projected from the Washington Homes contract for the residential portion of Brandywine is allocable to IGC.

While the projected income from the Washington Homes contract is $4.7 million, as discussed above, the projected cash flow after bank debt service is $10.8 million. The cash flow will be first used to repay IGC's loans to Brandywine. Remaining cash flow will then be distributed in accordance with the allocation of income to the partners of Brandywine. Proceeds from the sale and development of the remaining commercial acreage will be included in those distributions when the value of that acreage is realized.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at March 31, 2002 and 2001 (in thousands):
Outstanding
	Maturity Dates From/To	Interest Rates* From/To	March 31, 2002	December 31, 2001
Related to waste technology ventures:
Mortgages	06/30/05	7.85%	$ 179	$ 181

Related to land development:
Development Loans	06/21/02/ 11/01/03	P+1.5% / 9% / P+2.5%	$ 894	$ 893

Related to discontinued operations:
Development loans	4/30/02	P+1%	$ 118	$ 118

General:
Lines of credit	08/01/02/ 01/01/03	P+1%/ Floor of 9.5%	$ 5,928	$ 5,893

Related Entity (1)	Demand	P+1%	$ 1,069	$ 444

Total debt			$ 8,188	$ 7,529

*P = Prime lending interest rate
(1)=IBC and related entities note payable

As of March 31, 2002, the $179,000 of recourse debt related to waste technology mortgages are collateralized by an office building with a book value of $185,000.

As of March 31, 2002, the $894,000 of recourse debt related to land development assets are collateralized land development assets with a book value of $2,607,000.

As of March 31, 2002, the $5,928,000 of lines of credit are collateralized by land assets with a book value of $6,679,000.

As of March 31, 2002, the debt related to discontinued operations (homebuilding) is secured by a homebuilding asset. As this debt matured April 30, 2002 and the homeowner was unable to obtain permanent financing, the Company and lender are accelerating foreclosure proceedings.

The Company is not subject to any material financial covenants under these loan agreements. Events of default have occurred on the Company's $4.4 million line of credit, as it has not made its March, April, or May 1st debt service payments. In addition, the Company has a line of credit for $1.6 million with the same lender that matures in August 2002. Events of default have occurred on this line as the Company has not made its April or May 1st escrow payments. The Company is engaged in negotiations with the lender in order to restructure these lines of credit and expects to cure these defaults in the next few weeks. As part of these negotiations, the Company expects to extend these lines through December 1, 2003. Further, an event of default has occurred on the Company's Westbury land acquisition note, as it has not made interest payments due April and May 1st.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At March 31, 2002, $4,719,000 is outstanding relating to this debt. Assets with a book value of $14,745,000 serve to collateralize this debt. The Brandywine project is being developed in a partnership, accounted for in the financial statements, using the equity method of accounting. Accordingly, the debt and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements.
(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Three Months Ended
		March 31, 2002	March 31, 2001

Interest and Other Income
LDA, affiliate of ACPT	(A10)	$ -	$ 156

General and Administrative Expense
IBC, general partner of IGC	(A1&A8)	$ 5	$ 8
ARMC, subsidiary of ACPT for support and other services	(A2)	5	11
Equus, affiliate of IBC, consulting fee	(A4)	(42)	(113)
ARMC, subsidiary of ACPT, consulting fee	(A5)	(50)	(50)
		$ (82)	$ (144)

Interest Expense
IBC, general partner of IGC	(A6)	$ 12	$ 100
Affiliates of IBC	(A7)	-	12
		$ 12	$ 112

BALANCE SHEET IMPACT		Balance March 31, 2002	Balance December 31, 2001

Other Assets
Receivables:
IBC, miscellaneous receivable	(A8)	$ 8	$ 4
IGMC, IGC's managing general partner	(A11)	-	2
		$ 8	$ 6

Other Liabilities
Advances, IBC, general partner of IGC	(A6)	$ 1,069	$ 444
Accounts payable to IBC for miscellaneous	(A8)	9	5
Advances, IGMC, IGC's managing general partner	(A11)	84	84
Accounts payable to IGP for tax support services	(A3)	60	60
Accounts payable to IGP for miscellaneous	(A9)	16	16
Accounts payable to ARMC for support services	(A2)	51	46
		$ 1,289	$ 655
(A)	Other

Other transactions with related parties are as follows:
(1)	Beginning October 1, 2000 and as of March 31, 2002, IGC rents office space from IBC at prevailing market rental rates.

(2)

During the first quarter of 2002, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, accounting, human resources, payroll processing, and other miscellaneous administrative support services. In addition, ARMC provides the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(3)	During 1999 and ending August 31, 2000, Interstate General Properties Limited Partnership, S.E. ("IGP"), a subsidiary of ACPT, provided IGC with tax support services.

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus Entertainment Corporation, an affiliate of IBC, providing for a consulting fee of $11,250 per month until October 15, 2000. On October 16, 2000, the fee increased to $33,333 per month plus related benefits. Beginning January 1, 2002, the consulting agreement terms changed to $14,000 per month, and will be adjusted quarterly based on an allocation of Mr. Wilson's time.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

(6)

The Company historically has received working capital advances from IBC and its affiliates, which were previously secured by a note receivable from Land Development Associates, a subsidiary of ACPT ("LDA note"). Beginning April 1, 1999 interest accrued at 1.5% over the prime rate subject to a 9% ceiling. In the second quarter of 2001, IBC purchased the LDA note from IGC with the approval of its Board of Directors for an amount equal to the principal balance due plus accrued interest thereon. All previous working capital advances were applied to the purchase price of the note. The balance of the purchase price has been paid in cash.

On December 3, 2001, IGC signed a new working capital agreement with IBC. Interest accrues at prime plus 1%. As of March 31, 2002, $1,069,000 is outstanding. This note is secured by the first available funds following financial close on any IWT/CWT waste project.

(7)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. During the second quarter of 2001, IBC assumed these liabilities in conjunction with its acquisition of the LDA note.

(8)	During 2001, and continuing during 2002, IGC incurred shared expenses with IBC for office supplies and services.

(9)

Beginning October 1998, and ending July 2000, IGP paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of March 31, 2002 the principal amount due is $13,194 and accrued interest is $2,966.

(10)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from LDA. This note accrued interest at prime plus 1.5%, subject to a 6% floor and 9% ceiling. Refer to A (6) above for further information.

(11)

The Company advances to IGMC, its managing general partner, funds to pay for miscellaneous expenses such as annual filing fees. During 2001, IGMC advanced amounts to IGC from a stock sale transaction in which IGMC held shares of ACPT. All proceeds from the sale were applied to amounts due ARMC for items listed in A2. The Company continues to advance IGMC its basic operating costs as needed.

(7)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $643,000 has been incurred through March 31, 2002. The estimate includes projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease and warranty costs the Company is obligated to pay.

(8)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and homebuilding operations conducted by AFH, which have been discontinued. Refer to note 2 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2002 and 2001 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Technologies	Land and Other	Inter-Segment Eliminations	Total

2002

Total revenues		$ -	$ -	$ 42	$ -	$ 42
Interest income	(1)	1	-	-	-	1
Interest expense	(1)	1	4	170	-	175
Depreciation and amortization	(1)	2	4	21	-	27
Net loss	(1)	(43)	(246)	(969)	-	(1,258)

Total assets	(1)	(1,469)	2,656	48,245	(22,827)	26,605
Changes to long lived assets		-	217	(415)	-	(198)
		Homebuilding (Discontinued)	IWT/CWT Waste Technologies	Land and Other	Inter-Segment Eliminations	Total

2001

Total revenues	(1)	$ 1,286	$ -	$ 349	$ -	$ 1,635
Interest income	(1)	2	-	162	-	164
Interest expense		-	5	295	-	300
Depreciation and amortization	(1)	1	4	18	-	23
Net loss	(1)	(95)	(213)	(809)	-	(1,117)

Total assets	(1)	(601)	2,893	57,926	(25,194)	35,024
Changes to long lived assets			295	258	-	553

(1) Activities for the discontinued segment are included in the totals for this presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Three Months Ended March 31, 2002 versus 2001

Land Development Sales

No land development sales revenue was recognized during the three months ended March 31, 2002, compared to sales of $196,000 during the three months ended March 31, 2001. The 2001 sales represented six townhouse lots in Montclair and one single family lot in the Dorchester neighborhood of St. Charles. These sales represented the Company's final lots in those two developments. While no sales have been completed in 2002, over 900 lots at Brandywine are under contract with Washington Homes. The Company expects the first sales of 48 finished lots to begin in the second quarter of this year, and 107 townhouse lots are scheduled to go to close in September. Management is exploring with builders and developers ways to stimulate sales at the Company's Westbury project.

The Company is aggressively pursuing the sale of its commercial parcels located at Town Center South in St. Charles, Maryland. Management is exploring options for a joint venture with a retail developer and manager for the marketing of this property.

Interest and Other Income

No Interest and Other Income was recognized during the three months ended March 31, 2002, compared to $167,000 for the same period in 2001. This is primarily due to the collection of a note receivable in June 2001 that had generated interest income prior to that collection. Interest income has also declined as the Company currently has negligible cash available for investment.

Cost of Land Sales

Cost of land sales decreased to $71,000 compared to $219,000 for the same period in 2001. The costs in 2001 represent expenses relating to the development of the seven lot sales referred to in the sales discussion. While no lot sales occurred in the first quarter of 2002, the $71,000 represents costs of improvements and repairs required under the subdivision agreement bond with St. Mary's County. These costs relate to lots previously sold.

General and Administrative Expense

General and administrative expenses increased to $725,000 from $673,000 compared to the same period for 2001. The increase in costs is due to increased insurance costs, office rental costs, and a decrease in salary reimbursements from a related party. Please see note 6 regarding related party transactions.

Interest Expense

Interest expense decreased to $174,000 from $300,000 for the same period in 2001. The decrease is a result of an overall reduction in outstanding debt as well as declining interest rates.

Waste Project Marketing

Waste project marketing increased to $178,000 from $157,000 compared to the same period for 2001. The increase represents contract and related efforts in Costa Rica. The Company is also expensing costs relating to the preparation of its submission for a competitive procurement in Collier County, Florida.

Liquidity and Capital Resources

Cash and Cash equivalents were $8,000 and $70,000 respectively at March 31, 2002 and December 31, 2001.

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

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company plans to advance funds to IWT/CWT from the sale of real estate, and borrowings in order to finance the development of the various projects it is pursuing. It is not likely that the Company will generate near-term revenues from real estate sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be December 2002, and probably later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date. The Company is currently in a cash tight position with increasing outstanding operating payables. As a result, the Company intends to pursue a three-fold plan to meet its liquidity requirements and reduce its operating payables. This plan is discussed below.

First, the Company is engaged in negotiations to refinance its existing operating lines of credit. An agreement in principal has been reached to extend the $4.4 and $1.6 lines of credit to December 1, 2003. The extension agreement would provide for a $1 million interest reserve, which will reduce the Company's monthly cash requirements. In addition, the lender has tentatively agreed to advance an additional $600,000, which the Company will use for basic operations. Management expects to conclude an agreement with the lender by early June.

Second, the Company plans to refinance Brandywine Investment Associates (see Note 4) in order to be repaid as much as possible of its $7,264,000 note receivable due from this entity. During the first quarter of 2002, the Company signed a contract for the sale of approximately 900 single-family and townhouse lots in Brandywine. The purchaser, Washington Homes, Inc. will complete the engineering, final working drawings and all construction work including curb, gutter, paving, utilities and lot grading. Washington Homes made a $500,000 cash deposit and posted a $500,000 Letter of Credit to guarantee its performance. The parcels of land will be paid for over the next 4 years. The contract amount is in excess of $19,000,000. Brandywine's responsibility is to provide the main sewer line, water line, entrance and main roads, a substantial portion of which has already been completed. A second main road and second sewer outfall is scheduled to be completed in 2004. The project is now financed with approximately $5,000,000 in bank loans. The estimated cost to complete the improvements is $5,000,000. The project's net cash flow from the Washington Homes contract is expected to be in excess of $8,000,000. In addition, Brandywine retains approximately 46 acres of commercially zoned acreage that will be developed later. The company intends to bring into the partnership a financial partner who can fund sufficient cash to repay approximately $4,000,000 of loans made by IGC. Submissions have been made to a number of institutions that have expressed an interest in participating. Management is aggressively pursuing financing for this project and is in discussions with a number of financial institutions and investor groups. The Company is also seeking to refinance its existing development loan in order to borrow $2,000,000 against the project. These funds would be used to repay, in part, the Company's note receivable from Brandywine.

The third part of the Company's strategy is to obtain an outside investor for the waste technology projects discussed in Note 3. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise development financing for these projects. The development financing necessary for two of the Waste to Energy projects is being offered to a group of institutional investors so that IGC's future cash requirements should be at a minimum. The Company's management has been successful in forming partnerships where limited partners contributed the funds necessary to plan and engineer many of its real estate developments. This format will be pursued in the Waste to Energy projects.

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

IGC intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $6,622,000 mature by January 1, 2003. A substantial portion of this amount is the $4.4 million line of credit with Collateral Mortgage Capital. Events of default have occurred on this note, as the Company has not made its March, April, or May 1st debt service payments. In addition, the Company has a line of credit for $1.6 million with the same lender that matures in August 2002. Events of default have occurred on this line as the Company has not made is April or May 1st escrow payments. The Company is engaged in negotiations with the lender in order to restructure this debt and expects to cure these defaults in next few weeks. The $1.6 million line has a one-year extension provision that the Company expects to exercise. Further, an event of default has occurred on the Company's Westbury land acquisition note, as it has not made interest payments due April and May 1st. The remaining sums are made up of various real estate development loans that the Company plans to repay through sales proceeds.

Management believes that the strategy outlined above will provide the funds necessary to meet the Company's obligations for the balance of the year and beyond, and allow it to continue its waste project development efforts. While the Company believes it will obtain financing for continued development and operational activities, there is no guarantee such financing will be available.

Debt Summary

As of March 31, 2002, assets with a book value of approximately $9,617,000 were encumbered by approximately $7,119,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	3/31/02

Winston Corporation - Land Note	(a)	$ 732	9%	11/1/03	$ 732

First National Bank of St. Mary's - Town Home Development Line	(b)	460	P+2.5%	06/29/02	64

First National Bank of St. Mary's - Development Loan	(b)	1,300	P+1.5%	06/21/02	98

American Federal Savings Bank - Development Loan	(c)	1,000	P+1%	04/30/02	118

M & T Bank - Mortgage	(d)	227	7.85%	06/30/05	179

Collateral Mortgage Capital - Operating Line of Credit	(e)	1,600	P+1% with floor of 9.5%	08/01/02	1,528

Collateral Mortgage Capital - Operating Line of Credit	(f)	4,400	P+1% with floor of 9.5%	1/1/03	4,400

IBC	(g)	N/A	P+1%	Demand	1,069
		$ 9,719			$ 8,188
(a)

The note requires monthly interest payments. Current interest payments are $5,493 per month and will continue at this amount until October 2003. Principal curtailments are made from sales of individual lots in Westbury in the amount of $4,000 per lot. Events of default have occurred on this note, as the interest payments due April and May 1st have not been remitted.

(b)

The two notes require monthly interest payments. Principal curtailments are made from sales of individual lots in Westbury in the amount of $8,000 (town house lots) and $27,000 (single-family lots) respectively.

(c)

The note requires monthly interest payments. The note matured on April 30th and the Company is currently working with the Lender to accelerate foreclose proceedings as the Homeowner is unable to obtain permanent financing.

(d)	The note requires monthly principal and interest payments of $1,818.

(e)

The loan provides an operating line of credit. $300,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%. An event of default has occurred on this note as the April and May 1st escrow payments have not been remitted, and as a result of a cross default agreement relating to the Company's $4.4 million line of credit (see "f" below).

(f)

The loan provides an operating line of credit. Of the total loan, $1.4 million was applied in payment of fines related to the wetlands settlement. $400,000 was reserved for debt service of interest, taxes and escrow on the line, which has been fully utilized. Interest on this line has a floor of 9.5%. Events of default have occurred on this note, as the Company has not remitted the March, April, or May 1st debt service payments.

(g)

This amount includes $1,069,000 due IBC as part of the Working Capital Support Agreement. Refer to Note 5 for further information. This note is secured by the first available funds following financial close on any IWT/CWT waste project.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project of which $4,719,000 was outstanding at December 31, 2001. Assets with a book value of $14,745,000 collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the assets and debt of Brandywine Investment Associates are not consolidated in these statements.

PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, L.P. ("SCA"), and James J. Wilson, the Company's chairman and chief executive officer, charging them with criminal and civil violations of Section 404 of the U.S. Clean Water Act ("CWA") relating to placing fill materials without a permit into wetlands within the jurisdiction of the U.S. Corps of Engineers. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months a remediation plan covering certain land in Town Center South and in another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's chairman and chief executive officer, were dismissed.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered into 1999, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under the Supreme Court's new jurisdictional line, the Company and SCA maintain their previous actions were legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the court denied the defendants' action to set aside the Company's criminal conviction and to vacate the consent decree. The Court has subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Town Center South other than one thirty-acre parcel. Oral argument on the Company's appeal was heard on May 6, 2002. An Appeals Court decision is expected this year.

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

The County also appealed an injunction issued by the Circuit Court limiting the amount that the County may charge for sewer connection fees on residential properties located in St. Charles Communities. On December 5, 2000, the Court of Special Appeals affirmed the Circuit Court's action and held that the sewer connection fee limitation is a covenant that runs with the land and, therefore, the right to reduced sewer connection fees extends to all those to whom land in St. Charles Communities is conveyed. In November 2001, the Court of Appeals of Maryland affirmed that decision.

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
ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Lender	Due Date	Events of Default	Total Arrearage as of Filing Date
M & T Bank - Mortgage	4/30/02	$ -
			$ -

Winston Corporation -	4/1/02	$ 5,493
Land Note	5/1/02	5,493
			$ 10,986

Collateral Mortgage Capital -	3/1/02	$ 36,662
Operating Line of Credit: $4.4 Million	4/1/02	36,662
	5/1/02	36,662
			$ 109,986

Collateral Mortgage Capital -	4/1/02	$ 1,224
Operating Line of Credit: $1.6 Million	5/1/02	1,224
			$ 2,448

		$ 123,420	$ 123,420

Please refer to Part I, Item 2 for further discussion on this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated:	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated:	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated:	By: /s/ Paul Dillon
Paul Dillon
Vice President and Chief Financial Officer