Form 10QSB
period 2002-06-30
INTERSTATE GENERAL CO L P
filed 2002-08-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

2 West Washington Street
Middleburg, Virginia 20118
(Address of principal executive offices)(Zip Code)
(540) 687-3177
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

Indicate the number of units outstanding of each of the issuer's classes of stock, as of the latest practicable date.

2,071,173 Common Units

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS INCOME (In thousands, except per unit amounts)

	For the Six Months Ended June 30,
	2002	2001
Revenues
Land sales	$ -	$ 3,699
Equity in losses from partnerships	(69)	(14)
Interest and other income	10	285
Total revenues	$ (59)	$ 3,970

Expenses
Cost of land sales	$ 83	$ 3,714
General and administrative	1,274	1,344
Interest expense	362	572
Waste project marketing and development	280	256
Depreciation and amortization	49	47
Total expenses	$ 2,048	$ 5,933

Net loss before provision for minority interest	$ (2,107)	$ (1,963)
Minority interest	-	(1)
Net loss	(2,107)	(1,964)

Basic and Fully Diluted Net Loss per unit	(1.01)	(0.95)

Net Loss
General Partners	$ (21)	$ (20)
Limited Partners	(2,086)	(1,944)
	$ (2,107)	$ (1,964)

Weighted Average Units Outstanding	2,071	2,057

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

June 30, 2002
(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 14
Restricted	123
$ 137
Assets Related to Waste Technology Projects
Deferred Costs	$ 7,814
Property, plant and equipment less accumulated depreciation of $196	184
Other assets	14
$ 8,012
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	$ 7,821
Brandywine, Maryland	8,357
Other Maryland and Virginia locations	2,620
$ 18,798

Assets Related to Discontinued Operations
Receivables and other	$ 171
$ 171
Receivables & Other Assets
Receivables	$ 25
Other assets - deposits and prepaids	72
Property, plant and equipment, less accumulated depreciation of $31	33
$ 130

Total Assets	$ 27,248

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

June 30, 2002
(Unaudited)
Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 970
Mortgages	177
$ 1,147
Liabilities Related to Land Development
Development loans	$ 893
Accounts payable and accrued liabilities	415
Reserves for completing remediation and development	1,500
$ 2,808
Liabilities Related to Discontinued Operations
Development loans	$ 119
Accounts payable, accrued liabilities, and deferred revenue	82
Reserve for completing discontinued operations	37
$ 238
Other Liabilities
Accounts payable and accrued liabilities	$ 1,292
Loan payable - IBC and related entities	2,178
Due to Managing General Partner	84
Lines of Credit	5,965
$ 9,519

Total Liabilities	$ 13,712

Partners' Capital
General partners' capital	$ 4,029
Limited partners' capital - 2,071 units issued and outstanding as of June 30, 2002	9,507
Total partners' capital	$ 13,536

Total Liabilities and Partners' capital	$ 27,248

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, (In thousands)

	2002	2001
Cash Flows from Operating Activities
Net loss	$ (2,107)	$ (1,964)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	49	47
Equity in losses from unconsolidated partnerships
and developer fees	69	14
Cost of sales-community development and homebuilding	98	5,043
Homebuilding construction expenditures	(15)	(453)
Changes in other accounts receivable and accounts payable	55	(3,379)
Net cash used in operating activities	$ (1,851)	$ (692)

Cash Flows from Investing Activities
Investment and changes in land improvements for future sales (1)	350	(321)
Changes in assets related to unconsolidated rental property	-	(14)
Change in restricted cash	(3)	44
Additions to deferred costs - waste technology projects	(386)	(790)
Changes in other assets	31	(5)
Collection on LDA note	-	7,299
Net cash (used in) / provided by investing activities	$ (8)	$ 6,213

Cash Flows from Financing Activities
Cash proceeds from debt financing	73	523
Loans from IBC and other related entities	1,734	(5,074)
Payment of debt	(4)	(1,347)
Exercise of warrants	-	73
Net cash provided by / (used in) financing activities	$ 1,803	$ (5,825)

Net Decrease in Cash and Cash Equivalents	(56)	(304)
Cash and Cash Equivalents, Beginning of Year	70	517
Cash and Cash Equivalents, June 30	$ 14	$ 213

(1) Does not include the $1.5 million dollar charge for the wetlands remediation work referenced in Item 2,
Management's Discussion and Analysis as it is a non-cash item.

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)
(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Middleburg, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PCX"). Interstate Business Corporation (IBC) and Interstate General Management Corporation, (GMC) are the General Partners of the Company. IBC holds .6667% interest and IGMC holds .3333% interest, and is the Managing General Partner of IGC. During 1998, the Company's management and the Board of Directors restructured IGC and transferred the primary real estate operations to American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste disposal projects that use an environmentally superior technology.

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

Critical Accounting Policy - Deferred Waste Project Costs

The Company capitalizes the direct costs of procuring waste disposal projects after achieving specific project-related milestones, and when management believes the costs are probable of being realized. All other project development costs are expensed as incurred.

For competitive procurements, costs of preparation and submission of the bid are expensed. When a competitive procurement is won, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

Financial close refers to the date the Company receives all proceeds and commitments necessary to pay for the financing, development, design, construction and start-up of the facility from the banks or institutions providing the financing.

For projects that are not subject to competitive procurements, the costs of obtaining such project are expensed until such time as certain project related milestones are achieved. These milestones will vary from project to project depending upon the political jurisdictions involved. The test is whether the Company believes it has obtained sufficient assurances from the contracting jurisdictions that the project is more likely than not to proceed. At such a point, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

To date, there has not been a financial close on any of the Company's waste disposal projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At June 30, 2002, $5,375,000 has been capitalized relating to the Company's project in Puerto Rico, and $2,439,000 has been capitalized relating to the Company's project in the U.S. Virgin Islands.

Accounting Policies

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

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.
(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY

Cash and Cash equivalents were $14,000 and $70,000 respectively at June 30, 2002 and December 31, 2001.

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

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company plans to advance funds to IWT/CWT from the sale of real estate, and borrowings in order to finance the development of the various projects it is pursuing. It is not likely that the Company will generate near-term revenues from real estate sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be the summer of 2003, and possibly later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date. The Company is currently in a cash tight position with increasing outstanding operating payables. The Company is taking the following steps to meets its liquidity requirement.

First, subsequent to the end of the quarter, the Company refinanced its existing operating lines of credit. An agreement to restructure and extend the Company's $4.4 and $1.6 lines of credit to December 1, 2003 was executed in July. The extension agreement provides for a $1 million interest reserve, which will reduce the Company's monthly cash requirements. In addition, the lender agreed to advance an additional $800,000, $600,000 of which the Company will use for operations. The remaining $200,000 is designated for repayments to IBC, which to date has advanced over $2 million to IGC during 2002.

Second, the Company is proceeding with efforts to obtain an investor to make a participating loan to its Brandywine project. The Company has reached an agreement in principle for an investor to make a $4 million participation loan to Brandywine Investment Associates (see Note 4). That loan will be used to repay up to $4 million of the $7.3 million of loans IGC has previously made to Brandywine L.P. These funds will provide critical operating cash for IGC.

Third, the Company is in discussions with potential outside investors for the waste technology projects discussed in Note 3. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise development financing for them. If successful, IGC's future funding requirements for IWT/CWT should be sharply reduced.

The Company is subject to a consent decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1 Legal Proceedings). Remediation began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed with the District Court seeking the motion to vacate. When work was suspended, it was estimated that the remaining cost would be $1.5 million. When the Company restarts the remediation, the cost may exceed that previous estimate due to the passage of time and the interruption of the work. If the Company decides not to appeal the Fourth Circuit Court decision, it will have until approximately December 1, 2003 to complete the remediation work.

On August 13, 2002, Benderson Development Company exercised its right, during the due diligence period, to terminate its contract to purchase commercial land at Town Center South in St. Charles, Maryland. The Company will now resume its marketing efforts for this property.

The Company intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $280,000 mature by January 1, 2003. A $119,000 home construction line matures December 31, 2002 and relates to American Family homes. The line was used to fund construction costs of an AFH home. The homeowner has since been unable to secure permanent financing. At this time, the Company has filed a judgment against the homeowner and expects to remit the amount due through the completion of this process. The remaining $162,000 that matures this year is comprised of real estate development loans that the Company plans to repay through sales proceeds.

Management believes that implementing the strategy outlined above, involving the sale of assets and obtaining partners for waste disposal projects, will provide the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued development and operational, there is no guarantee such financing will be obtained.

(3)	INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed a wholly owned subsidiary, IWT, to develop innovative solutions for the disposal of municipal waste and to pursue waste disposal contracts with municipalities and government entities as well as industrial and commercial waste generators. In 1996, a second subsidiary, CWT, was formed in Puerto Rico. CWT was established to perform waste disposal projects in the Caribbean. Eighty-seven percent (87%) of the shares of both Companies are held in the IWT/CWT Trust for the benefit of IGC's unit holders.

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to own, finance, build, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer and the constructor, HDR/Zachary, and subsidiaries of Vivendi Environmental, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste facilities in North America and the Caribbean.

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and construct a Thermoselect facility to process waste from the metropolitan San Juan area. In January 2001, a new governor took office in Puerto Rico. The new administration is in the process of revising its Solid Waste Management Plan. CWT is still actively pursuing approval of the facility and ultimately believes it will be successful in completing the Caguas project. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community agreement mentioned above. Caguas government officials and CWT management are in talks with central government and municipal officials to garner support for the Caguas solid waste project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement in principle with the government was reached on a waste-processing contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. Certification was received on July 1, 2002. CWT expects to resume negotiations with the government and its electric utility shortly.

Early in 2002, IWT signed a Letter of Intent (LOI) with COCIM, the organization that represents the municipalities that comprise the metropolitan San Jose, Costa Rica area. The LOI is based on a proposal for a 480,000-ton solid waste processing facility, and includes a detailed and aggressive development schedule. A letter committing to purchase the export electricity has been received from the government-owned electric utility. IWT and government officials are actively pursuing required development activities.

IWT was selected in a competitive procurement in Collier County, Florida to negotiate a solid waste gasification plant. The selection is subject to approval at the next meeting of the County Commissioners, tentatively scheduled for October 2002. IWT's proposal was filed on April 5, 2002 and voted on at a meeting of the Selection Committee on July 22, 2002.

IWT is also in the early stage of discussions with interested parties elsewhere in Florida, South Carolina, Virginia, Connecticut and Texas. IWT is also pursuing projects elsewhere, including Barbados, China, Chile, and Hong Kong, all of which are in early stages.

As of June 30, 2002, certain IWT/CWT costs related to projects being pursued in the Virgin Islands and Puerto Rico have been capitalized. Their recovery is dependent upon future revenues from the construction and operation of waste disposal plants. Costs relating to other projects, such as Costa Rica, have been expensed.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with applicable government regulations. The many approvals and permits will require substantial time and effort to obtain.

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

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P. (Maryland), which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	June 30, 2002	December 31, 2001

Total assets	$ 14,883	$ 14,337
Total non-recourse debt	893	341
Total other liabilities	12,050	11,969
Total equity	1,940	2,027
Company's investment	8,357	8,885

As of June 30, 2002, the Company holds a 50% limited partnership interest through St. Charles Associates, L.P., and is the sole general partner of Brandywine Investment Associates, L.P ("the Partnership"). The Brandywine project is being developed in a partnership. As such, in accordance with FASB Statement No. 94, the equity method is used to account for this investment and has been included on the balance sheet under assets related to land development, Brandywine, Maryland. Accordingly, the debts and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements. Also, the Company's allocable share of income or loss from Brandywine Investment Associates is included in the income statement under equity in income or losses from partnerships.

The Partnership owns 277 acres of developable land in Brandywine, Maryland. The residential portion of the property, approximately 231 acres consisting of 914 lots, is under contract to Washington Homes, Inc. The balance of the property is zoned commercial and is in the early planning stages. A portion of the investment balance consists of a note receivable in the amount of $7,346,000, which includes a $5,636,000 note with accrued interest of $1,710,000.

As income is recognized from the lot sales resulting from the Washington Homes' contract, it will be included in the income statement of IGC under equity in income from partnerships. Based on the debt structure of Brandywine and estimated costs to complete at June 30, 2002, it is projected that the Washington Homes contract will result in approximately $4.7 million of net income. Under the Brandywine partnership agreement, income is first allocated to partners to the extent of prior losses. As of June 30, 2002, prior losses total $3.5 million. In accordance with this agreement, all losses incurred through June 30, 2002 have been allocated to IGC. After this allocation, the next $5.4 million of income will be allocated to IGC as a preferred allocation. Following these first two allocations, the remaining income will be allocated 50/50 between IGC and Brandywine's limited partners. Accordingly, all income projected from the Washington Homes contract for the residential portion of Brandywine is allocable to IGC.

While the projected net income from the Washington Homes contract is $4.7 million, as discussed above, the projected cash flow after bank debt service is $10.8 million. The cash flow will be first used to repay IGC's loans to Brandywine. Remaining cash flow will then be distributed first to pay IGC's $5.4 million preferred allocation, and second, shared 50/50 between IGC and the limited partners. Accordingly, all cash flows from the Washington Homes Contract are anticipated to go to IGC.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at June 30, 2002 and December 31, 2001 (in thousands):
Outstanding
	Maturity Dates	Interest Rates*	June 30, 2002	December 31, 2001
Related to waste technology ventures:
Mortgages	06/30/05	7.85%	$ 177	$ 181

Related to land development:
Development Loans	09/15/02/ 11/01/03	P+1.5% / 9% / P+2.5%	$ 893	$ 893

Related to discontinued operations:
Development loans	12/31/02	P+1%	$ 119	$ 118

General:
Lines of credit	08/01/02/ 01/01/03	P+1%/ Floor of 9.5%	$ 5,965	$ 5,893

Related Entity (1)	Demand	P+1%	$ 2,178	$ 444

Total debt			$ 9,332	$ 7,529

*P = Prime lending interest rate
(1) = IBC and related entities note payable

As of June 30, 2002, the $177,000 of recourse debt related to waste technology mortgages are collateralized by an office building with a book value of $182,000.

As of June 30, 2002, the $893,000 of recourse debt related to land development assets are collateralized land development assets with a book value of $2,619,000.

As of June 30, 2002, the $5,965,000 of lines of credit are collateralized by land assets with a book value of $8,184,000.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project. At June 30, 2002, $4,662,000 is outstanding on this debt. Assets with a book value of $14,883,000 serve as collateral. The Brandywine project is being developed in a partnership, accounted for in the financial statements, using the equity method of accounting. Accordingly, the debt and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements.

(6)	WETLAND REMEDIATION

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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered into in 1999, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under the Supreme Court's new jurisdictional line, the Company and SCA maintain their previous actions were legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the District Court denied defendants' action to set aside the Company's criminal conviction and to vacate the consent decree. The Court has subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Town Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court. The Company and St. Charles Associates have until October 1, 2002, to file a petition with the Supreme Court of the United States for a writ of certiorari, absent which the decision of the District Court will become final.

Following the execution of the Consent Decree in 1999 construction of the remediation site began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed with the District Court seeking the motion to vacate. When work was suspended, it was estimated that the remaining cost would be $1.5 million. When the Company resumes the remediation, the cost may exceed that previous estimate due to the passage of time and the interruption of the work. If the Company decides not to appeal, it will have until approximately December 1, 2003 to complete the work.

The $1.5 million estimated cost for the remediation is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized to the cost basis of Town Center South as it relates and is integral to the development of that parcel. The Company believes that the estimated net realizable value from sales proceeds of the property will exceed the asset recorded on its balance sheet, which includes the $1.5 million accrual.

(7)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Six Months Ended
		June 30, 2002	June 30, 2001
(In Thousands)
Land Sales
Land sales revenue, IBC, general partner of IGC	(A1)	$ -	$ 3,301

Cost of Land Sales
Cost of sales, IBC, general partner of IGC	(A1)	$ -	$ 3,301

Interest and Other Income
LDA, affiliate of ACPT	(B10)	$ -	$ 271

General and Administrative Expense
IBC, general partner of IGC	(B1&B8)	$ 10	$ 8
ARMC, subsidiary of ACPT for support and other services	(B2)	12	5
Equus, affiliate of IBC, consulting fee	(B4)	(63)	(226)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(100)	(100)
		$ (141)	$ (313)
Interest Expense
IBC, general partner of IGC	(B6)	$ 38	$ 167
Affiliates of IBC	(B7)	1	31
		$ 39	$ 198
BALANCE SHEET IMPACT		Balance June 30, 2002	Balance December 31, 2001
		(In Thousands)
Other Assets
Receivables:
IBC, miscellaneous receivable	(B8)	$ 7	$ 4
IGMC, IGC's managing general partner	(B11)	-	2
		$ 7	$ 6
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 2,178	$ 444
Accounts payable to IBC for miscellaneous	(B8)	14	5
Advances, IGMC, IGC's managing general partner	(B11)	84	84
Accounts payable to IGP, a subsidiary of ACPT, for tax support services	(B3)	60	60
Accounts payable to IGP, a subsidiary of ACPT, for miscellaneous	(B9)	16	16
Accounts payable to ARMC for support services	(B2)	72	46
		$ 2,424	$ 655

(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or comparable sales to third parties.

(1)	On June 29, 2001 IGC sold Pomfret, LLC to IBC for $3,325,000 based on recent appraisals.
(B)	Other

Other transactions with related parties are as follows:
(1)	Beginning October 1, 2000 and as of June 30, 2002, IGC rents office space from IBC at prevailing market rental rates.

(2)

During 2002, American Rental Management Company ("ARMC"), an affiliate of ACPT, provided IGC with land development, human resources, and other miscellaneous administrative support services. In addition, ARMC provides the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(3)	During 1999 and ending August 31, 2000, Interstate General Properties Limited Partnership, S.E. ("IGP"), a subsidiary of ACPT, provided IGC with tax support services.

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus Entertainment Corporation, an affiliate of IBC, providing for a consulting fee of $11,250 per month until October 15, 2000. On October 16, 2000, the fee increased to $33,333 per month plus related benefits. Beginning January 1, 2002, the consulting agreement terms changed, and are adjusted quarterly based on an allocation of Mr. Wilson's time.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with American Rental Management Company (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

IBC began funding these payments as an offset against amounts due from IBC to ACPT and other contractual matters between these entities. Please refer to ACPT's December 31, 2001 10K filing for further information.

(6)

The Company historically has received working capital advances from IBC and its affiliates, which were previously secured by a note receivable from Land Development Associates, a subsidiary of ACPT ("LDA note"). Beginning April 1, 1999 interest accrued at 1.5% over the prime rate subject to a 9% ceiling. In the second quarter of 2001, IBC purchased the LDA note from IGC with the approval of the Company's Board of Directors for an amount equal to the principal balance due plus accrued interest thereon. All previous working capital advances were applied to the purchase price of the note. The balance of the purchase price has been paid in cash.

On December 3, 2001, IGC signed a new working capital agreement with IBC. Interest accrues at prime plus 1%. As of June 30, 2002, $2,178,000 is outstanding, including accrued interest of $40,000. This note is secured by the first available funds following financial close on any IWT/CWT waste project.

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

(9)

Beginning October 1998, and ending July 2000, IGP, a subsidiary of ACPT, paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of June 30, 2002 the principal amount due is $13,194 and accrued interest is $3,155.

(10)

Pursuant to the terms of IGC's restructuring, IGC retained a note receivable from LDA. This note accrued interest at prime plus 1.5%, subject to a 6% floor and 9% ceiling. Refer to A (6) above for further information.

(11)

The Company advances to IGMC, its managing general partner, funds to pay for miscellaneous expenses such as annual filing fees. During 2001, IGMC advanced amounts to IGC from a stock sale transaction in which IGMC sold shares of ACPT. All proceeds from the sale were applied to amounts due ARMC for items listed in B2. The Company continues to advance IGMC its basic operating costs as needed.

(8)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. The Company estimates that it will incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $663,000 has been incurred through June 30, 2002. The estimate includes projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease and warranty costs the Company is obligated to pay.

(9)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to note 8 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2002 and 2001 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Technologies	Land and Other	Inter-Segment Eliminations	Total

2002

Total revenues		$ -	$ -	$ (59)	$ -	$ (59)
Interest income	(1)	1	-	-	-	-
Interest expense		-	7	355	-	362
Depreciation and amortization		-	9	40	-	49
Net loss	(1)	(63)	(409)	(1,698)	-	(2,107)

Total assets		(1,485)	2,556	49,072	(22,895)	27,248
Changes to long lived assets		-	386	(350)	-	36
		Homebuilding (Discontinued)	IWT/CWT Waste Technologies	Land and Other	Inter-Segment Eliminations	Total

2001

Total revenues	(1)	$ 1,363	$ -	$ 3,970	$ -	$ 3,970
Interest income	(1)	3	-	282	-	282
Interest expense		-	9	563	-	572
Depreciation and amortization	(1)	2	10	37	-	47
Net loss	(1)	(278)	(395)	(1,569)	-	(1,964)

Total assets		(1,039)	2,874	47,132	(22,051)	26,916
Changes to long lived assets		-	790	321	-	1,111

(1) Amounts reported for the discontinued segment are not included in the totals for these line items.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Six Months Ended June 30, 2002 versus 2001

Land Development Sales

No land development sales revenue was recognized during the six months ended June 30, 2002, compared to sales of $3,699,000 during the six months ended June 30, 2001. The 2001 period included the sale of the Company's Pomfret parcel for $3,325,000 to IBC. The sale was reviewed and approved by IGC's Board of Directors with the sales price based on recent appraisals. In addition, the 2001 sales represented six townhouse lots in Montclair and one single-family lot in the Dorchester neighborhood of St. Charles. These sales represented the Company's final lots in those two developments.

While no sales have been completed or reported in the Company's consolidated financial statements in 2002, over 900 lots are under contract with Washington Homes, Inc. through the Company's investment in the Brandywine project. The first sales under one of two contracts occurred during the second quarter, with the purchase of 7 of 48 completed single-family lots. The sale of 107 townhouse lots is scheduled to close in September. The results of these sales are included as a single line consolidation in the income statement titled "equity in losses from partnerships."

The Company is aggressively pursuing the sale of its commercial parcels located at Town Center South in St. Charles, Maryland.

Management is exploring, with builders and developers, possible sales at the Company's Westbury project.

Equity in Losses from Partnerships

Equity losses in partnerships increased to $69,000 from $14,000 in 2001. The losses reflected are attributable to the Company's partnership interests in Brandywine Investment Associates, L.P. (see note 4). During the first and second quarter of 2002, Brandywine incurred increased legal fees relating to the Washington Homes contracts and alternate bank financings. Brandywine recorded its first 7 single-family lot sales, which had negative gross margins. The negative gross margins are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots. Out of the 914 lots at Brandywine, only 59 are being sold as completed lots. The remaining lots are being sold as semi-developed.

Interest and Other Income

$10,000 of Interest and Other Income was recognized during the six months ended June 30, 2002, compared to $285,000 for the same period in 2001. The decrease is primarily due to the collection of $271,000 interest on the LDA note receivable in June 2001 that had generated interest income prior to collection. Interest income has also declined as the Company currently has negligible liquid assets.

Cost of Land Sales

Cost of land sales decreased to $83,000 compared to $3,714,000 for the same period in 2001. The costs in 2001 represent expenses relating to the development of the Company's Pomfret, Maryland parcel, sold to IBC in the second quarter of 2001, and the seven lot sales referred to in the above sales discussion. While no lot sales occurred in the first quarter of 2002, the $83,000 represents costs of improvements and repairs required under the subdivision agreement bond with St. Mary's County. These costs relate to lots previously sold.

General and Administrative Expense

General and administrative expenses decreased to $1,274,000 from $1,344,000 compared to the same period for 2001. The decrease in costs is due to decreased legal costs relating to sewer and water connection fees litigation (refer to Part II, Item 1) .

Interest Expense

Interest expense decreased to $362,000 from $572,000 for the same period in 2001. The decrease is a result of an overall reduction in outstanding debt as well as declining interest rates.

Waste Project Marketing

Waste project marketing increased to $280,000 from $256,000 compared to the same period for 2001. The increase represents contract and related efforts in Costa Rica. The Company is also expensing costs relating to the preparation of its submission for the competitive procurement in Collier County, Florida.

Liquidity and Capital Resources

Cash and Cash equivalents were $14,000 and $70,000 respectively at June 30, 2002 and December 31, 2001.

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

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company plans to advance funds to IWT/CWT from the sale of real estate, and borrowings in order to finance the development of the various projects it is pursuing. It is not likely that the Company will generate near-term revenues from real estate sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be the summer of 2003, and possibly later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date. The Company is currently in a cash tight position with increasing outstanding operating payables. The Company is taking the following steps to meets its liquidity requirement.

First, subsequent to the end of the quarter, the Company refinanced its existing operating lines of credit. An agreement to restructure and extend the Company's $4.4 and $1.6 lines of credit to December 1, 2003 was executed in July. The extension agreement provides for a $1 million interest reserve, which will reduce the Company's monthly cash requirements. In addition, the lender agreed to advance an additional $800,000, $600,000 of which the Company will use for operations. The remaining $200,000 is designated for repayments to IBC, which to date has advanced over $2 million to IGC during 2002.

Second, the Company is proceeding with efforts to obtain an investor to make a participating loan to its Brandywine project. The Company has reached an agreement in principle for an investor to make a $4 million participation loan to Brandywine Investment Associates (see Note 4). That loan will be used to repay up to $4 million of the $7.3 million of loans IGC has previously made to Brandywine L.P. These funds will provide critical operating cash for IGC.

Third, the Company is in discussions with potential outside investors for the waste technology projects discussed in Note 3. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise development financing for them. If successful, IGC's future funding requirements for IWT/CWT should be sharply reduced.

The Company is subject to a consent decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1 Legal Proceedings). Remediation began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed with the District Court seeking the motion to vacate. When work was suspended, it was estimated that the remaining cost would be $1.5 million. When the Company restarts the remediation, the cost may exceed that previous estimate due to the passage of time and the interruption of the work. If the Company decides not to appeal the Fourth Circuit Court decision, it will have until approximately December 1, 2003 to complete the remediation work.

On August 13, 2002, Benderson Development Company exercised its right, during the due diligence period, to terminate its contract to purchase commercial land at Town Center South in St. Charles, Maryland. The Company will now resume its marketing efforts for this property.

The Company intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $280,000 mature by January 1, 2003. A $119,000 home construction line matures December 31, 2002 and relates to American Family homes. The line was used to fund construction costs of an AFH home. The homeowner has since been unable to secure permanent financing. At this time, the Company has filed a judgment against the homeowner and expects to remit the amount due through the completion of this process. The remaining $162,000 that matures this year is comprised of real estate development loans that the Company plans to repay through sales proceeds.

Management believes that implementing the strategy outlined above, involving the sale of assets and obtaining partners for waste disposal projects, will provide the funds necessary to meet the Company's obligations for the balance of the year. While the Company believes it will obtain financing for continued development and operational, there is no guarantee such financing will be obtained.

Critical Accounting Policies

Deferred Waste Project Costs

The Company capitalizes the direct costs of procuring waste disposal projects after achieving specific project-related milestones, and when management believes the costs are probable of being realized. All other project development costs are expensed as incurred.

For competitive procurements, costs of preparation and submission of the bid are expensed. When a competitive procurement is won, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

Financial close refers to the date the Company receives all proceeds and commitments necessary to pay for the financing, development, design, construction and start-up of the facility from the banks or institutions providing the financing.

For projects that are not subject to competitive procurements, the costs of obtaining such project are expensed until such time as certain project related milestones are achieved. These milestones will vary from project to project depending upon the political jurisdictions involved. The test is whether the Company believes it has obtained sufficient assurances from the contracting jurisdictions that the project is more likely than not to proceed. At such a point, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

To date, there has not been a financial close on any of the Company's waste disposal projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At June 30, 2002, $5,375,000 has been capitalized relating to the Company's project in Puerto Rico, and $2,439,000 has been capitalized relating to the Company's project in the U.S. Virgin Islands.

Debt Summary

As of June 30, 2002, assets with a book value of approximately $9,631,000 net of the accrued $1.5 million for remediation were encumbered by approximately $9,332,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate	Date	6/30/02

Winston Corporation - Land Note	(a)	$ 732	9%	11/01/03	$ 732

First National Bank of St. Mary's - Town Home Development Line	(b)	460	P+2.5%	11/12/02	63

First National Bank of St. Mary's - Development Loan	(b)	1,300	P+1.5%	09/15/02	98

American Federal Savings Bank - Development Loan	(c)	1,000	P+1%	12/31/02	119

M & T Bank - Mortgage	(d)	227	7.85%	06/30/05	177

Collateral Mortgage Capital - Operating Line of Credit	(e)	1,600	P+1% with floor of 9.5%	12/01/03	1,565

Collateral Mortgage Capital - Operating Line of Credit	(f)	4,400	P+1% with floor of 9.5%	12/01/03	4,400

IBC	(g)	N/A	P+1%	Demand	2,178
		$ 9,719			$ 9,332
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

(c)

The note requires monthly interest payments. The note matures on December 31, 2002. The amounts due represent construction costs on a home where the customer is unable to obtain permanent financing. The Company is currently working with outside counsel to resolve this matter.

(d)	The note requires monthly principal and interest payments of $1,818.

(e)

The loan provides an operating line of credit. $300,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%. Subsequent to the end of the quarter, the Company's lines of credit with Collateral Mortgage have been restructured with a single line of approximately $7.8 million. As part of the restructuring, the maturity date has been extended to December 1, 2003.

(f)

The loan provides an operating line of credit. Of the total loan, $1.4 million was applied in payment of fines related to the wetlands settlement. $400,000 was reserved for debt service of interest, taxes and escrow on the line, which has been fully utilized. Interest on this line has a floor of 9.5%. Subsequent to the end of the quarter, the Company's lines of credit with Collateral Mortgage have been restructured with a single line of approximately $7.8 million. As part of the restructuring, the maturity date has been extended to December 1, 2003.

(g)

This amount includes $2,178,000 due IBC as part of the Working Capital Support Agreement. Refer to Note 5 for further information. This note is secured by the first available funds following financial close on any IWT/CWT waste project.

The Company has guaranteed loans totaling $10,840,000 related to the Brandywine project of which $4,662,000 was outstanding at June 30, 2002. Assets with a book value of $14,883,000 collateralize this debt. The Brandywine project is being developed in a partnership, the results of which are included using the equity method of accounting. Accordingly, the assets and debt of Brandywine Investment Associates are not consolidated in these statements.

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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered into 1999, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under the Supreme Court's new jurisdictional line, the Company and SCA maintain their previous actions were legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the District Court denied defendants' action to set aside the Company's criminal conviction and to vacate the consent decree. The Court has subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits are suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company is prohibited from the development or sale of any parcel at Town Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court. The Company and St. Charles Associates have until October 1, 2002, to file a petition with the Supreme Court of the United States for a writ of certiorari, absent which the decision of the District Court will become final.

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

During the course of subsequent litigation over the interpretation of the 1989 Settlement Agreement, the County appealed an injunction issued by the Circuit Court for Charles County limiting the amount the County may charge for sewer connection fees on residential properties located in St. Charles Communities. On December 5, 2000, the Maryland Court of Special Appeals affirmed the Circuit Court on this issue, and held that the sewer connection fee limitation is a covenant that runs with the land in St. Charles Communities and, therefore, the right to reduced sewer connection fees extends to all those to whom land is sold in St. Charles Communities. In November 2001, the Court of Appeals of Maryland affirmed that decision.

On October 19, 2000, the County submitted to the Company a new sewer connection fee study (dated October 12, 2000), which the County claimed justified increasing sewer connection fees in St. Charles Communities. The Company filed objections to the County's 2000 sewer connection fee study, and challenged its validity under the 1989 Agreement, in the Circuit Court for Charles County. The Circuit Court referred the matter to mediation. After several mediation sessions, and subsequent unmediated negotiations, the Company and the County reached a global settlement addressing sewer connection fees and other matters. The terms of this settlement are recorded in an Amended Order before the County Commissioners of Charles County, a Consent Judgment in the Circuit Court action, an Indenture, and a Settlement Agreement.

As part of this settlement, the Company received a sewer connection refund subsequent to the end of the quarter. The Company's share of the refund is approximately $150,000.

Langley v. St. Charles Associates, et al.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. St. Charles Community, LLC completed the construction in question by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Accordingly, the only remaining claim against the Company is the trespass count. The case is scheduled to go to trial in December 2002.

Other

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact of the financial condition or results of operations of the Company.
ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required by Securities and Exchange Commission Section 601 of Regulation S-K.
(b)	Form 8-K - Filed July 15, 2002
(c)	Amended Form 8-K - Filed July 31, 2002

Exhibit No.	Description of Exhibit	Reference

10 (a)	Lease Amendment I between Smallwood Village Associates, L.P. and IGC, dated July 24, 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: August 14, 2002	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: August 14, 2002	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: August 14, 2002	By: /s/ Paul Dillon
Paul Dillon
Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interstate General Company, L.P. (the "Company") on Form 10QSB for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Wilson, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002	/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interstate General Company, L.P. (the "Company") on Form 10QSB for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Dillon, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002	/s/ Paul Dillon Paul Dillon Chief Financial Officer