Form 10QSB
period 2002-09-30
INTERSTATE GENERAL CO L P
filed 2002-11-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (Unaudited - In thousands, except per unit amounts)

	For the Nine Months Ended September 30,
	2002	2001
Revenues
Land sales	$ -	$ 3,881
Equity in losses from partnerships	(108)	(154)
Interest and other income	179	437
Total revenues	$ 71	$ 4,164

Expenses
Cost of land sales	$ 84	$ 3,891
General and administrative	1,812	1,802
Interest expense	570	753
Waste project marketing and development	479	366
Depreciation and amortization	79	70
Total expenses	$ 3,024	$ 6,882

Net loss before provision for minority interest	$ (2,953)	$ (2,718)
Minority interest	-	(2)
Net loss	$ (2,953)	$ (2,720)

Net Loss
General Partners	$ (30)	$ (27)
Limited Partners	(2,923)	(2,693)
	$ (2,953)	$ (2,720)

Weighted Average Limited Units Outstanding	2,071	2,062

Basic and Fully Diluted Net Loss per Limited Unit	(1.41)	(1.31)

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (Unaudited - In thousands, except per unit amounts)

	For the Three Months Ended September 30,
	2002	2001
Revenues
Land sales	$ -	$ 182
Equity in loss from partnerships	(39)	(140)
Interest and other income	169	152
Total revenues	$ 130	$ 194

Expenses
Cost of land sales	$ 1	$ 177
General and administrative	538	458
Interest expense	208	181
Waste project marketing and development	199	110
Depreciation and amortization	30	23
Total expenses	$ 976	$ 949

Net loss before provision for minority interest	$ (846)	$ (755)
Minority interest	-	(1)
Net loss	$ (846)	$ (756)

Net loss
General Partners	$ (9)	$ (8)
Limited Partners	(837)	(748)
	$ (846)	$ (756)

Weighted Average Limited Units Outstanding	2,071	2,062

Basic and Fully Diluted Net Loss per Limited Unit	$ (0.40)	$ (0.36)

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

September 30, 2002
(Unaudited)
Cash and Cash Equivalents
Unrestricted	$ 1,464
Restricted	82
$ 1,546
Assets Related to Waste Technology Projects
Deferred Costs	$ 8,004
Property, plant and equipment less accumulated depreciation of $200	180
Other assets - deposits and prepaids	16
$ 8,200
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	$ 7,798
Brandywine, Maryland	4,643
Other Maryland locations	2,616
Receivable	11
$ 15,068
Assets Related to Discontinued Operations
Receivables and other	$ 145
$ 145
Receivables & Other Assets
Receivables	$ 27
Other assets - deposits and prepaids	121
Property, plant and equipment, less accumulated depreciation of $35	30
$ 178

Total Assets	$ 25,137

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) LIABILITIES AND PARTNERS' CAPITAL

September 30, 2002
(Unaudited)
Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 527
Mortgages	175
$ 702
Liabilities Related to Land Development
Development loans	$ 795
Accounts payable and accrued liabilities	432
Reserves for completing remediation and development	1,500
$ 2,727
Liabilities Related to Discontinued Operations
Development loans	$ 119
Accounts payable	44
Reserve for completing discontinued operations	32
$ 195
Other Liabilities
Accounts payable and accrued liabilities	$ 752
Loan payable - IBC and related entities	1,178
Due to Managing General Partner	79
Lines of Credit	6,814
$ 8,823

Total Liabilities	$ 12,447

Partners' Capital
General partners' capital	$ 4,020
Limited partners' capital - 2,071 units issued and outstanding as of Sept. 30, 2002	8,670
Total partners' capital	$ 12,690

Total Liabilities and Partners' capital	$ 25,137

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited - In thousands, except per unit amounts)

	2002	2001
Cash Flows from Operating Activities
Net loss	$ (2,953)	$ (2,720)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	79	72
Equity in losses from unconsolidated partnerships	108	154
Cost of sales-community development and homebuilding	90	5,483
Homebuilding construction expenditures	(6)	(488)
Changes in accounts receivable and accounts payable	(949)	(1,952)
Net cash (used in) / provided by operating activities	$ (3,631)	$ 549

Cash Flows from Investing Activities
Investment and changes in land improvements for future sales (1)	319	(1,569)
Investment and changes in assets related to unconsolidated partnerships	(108)	424
Investment and changes to deferred costs for waste technology projects	(576)	(1,352)
Change in restricted cash	39	81
Changes in other assets	(40)	151
Collection on LDA note	-	7,304
Net cash (used in) / provided by investing activities	$ (366)	$ 5,039

Cash Flows from Financing Activities
Cash proceeds from debt financing	921	557
Cash proceeds from debt financing of unconsolidated partnerships (2)	3,840	-
Loans from IBC and other related entities	735	(5,074)
Payment of debt	(105)	(1,471)
Exercise of warrants	-	88
Net cash provided by / (used in) financing activities	$ 5,391	$ (5,900)

Net Increase / (Decrease) in Cash and Cash Equivalents	1,394	(312)
Cash and Cash Equivalents, Beginning of Year	70	517
Cash and Cash Equivalents, September 30	$ 1,464	$ 205

(1) Does not include the $1.5 million dollar charge for the wetlands remediation work referenced in
Item 2, Management's Discussion and Analysis, as it is a non-cash item.

(2) The proceeds were used to repay amounts due on principal and interest. Refer to note 4 for further information.

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)
(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interstate General Company L.P. (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Middleburg, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PCX"). Interstate Business Corporation ("IBC") and Interstate General Management Corporation, ("IGMC") are the General Partners of the Company. IBC holds a .6667% general partner interest and IGMC holds a .3333% general partner interest, and is the Managing General Partner of IGC. During 1998, the Company's management and the Board of Directors restructured IGC and transferred the primary real estate operations to American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste disposal projects that use an environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland; developable residential land in St. Mary's County, Maryland; as well as a significant interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the outstanding shares of stock of Interstate Waste Technologies ("IWT") and Caribe Waste Technologies ("CWT"), excluding shares issued as incentive compensation for employees, are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's unit holders.

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

Financial close refers to the date the Company receives all proceeds and commitments necessary to pay for the financing, development, design, construction, and start-up of the facility from the banks or institutions providing the financing.

For projects that are not subject to competitive procurements, the costs of obtaining each project are expensed until such time as certain project-related milestones are achieved. These milestones will vary from project to project depending upon the political jurisdictions involved. The test is whether the Company believes it has obtained sufficient assurances from the contracting jurisdictions that the project is more likely than not to proceed. At such a point, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

To date, there has not been a financial close on any of the Company's waste disposal projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At September 30, 2002, $8,004,000 have been capitalized relating to waste-to-energy products. Their recovery is dependent upon future revenues from the construction and operation of waste disposal plants.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.
(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY

Cash and Cash equivalents were $1,464,000 and $70,000 respectively at September 30, 2002 and December 31, 2001.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, project development costs for IWT and CWT, land development activities, and ongoing debt service of existing loans. The Company is taking the following steps to meets its liquidity requirements.

In September 2002, the Company closed a $4 million loan relating to its Brandywine project. The Brandywine project is being developed in an unconsolidated partnership (see note 4 to the financial statements), in which the Company is the sole General Partner and has guaranteed the $4 million loan. The Brandywine partnership used the net loan proceeds to repay $3.8 million of the $7.3 million IGC previously lent to the project. These funds were used by IGC to repay advances from its affiliate, IBC, curtail operating payables and provide critical operating cash. Residential land totaling approximately 231 of the 277 acres that comprise Brandywine is under an option contract to Washington Homes, Inc., a prominent Maryland homebuilder for a total take-down price of $19 million. The contract provides for the delivery of 59 finished lots and 855 semi-developed lots through 2006. The first 14 finished lots were delivered during the second and third quarter 2002; seven additional lots settled subsequent to the end of the quarter. In addition, a block of 107 semi-developed townhouse lots is scheduled to close by the end of the year. The proceeds will be used to curtail the bank financing on the property, currently totaling approximately $4.8 million. The bank financing is expected to be fully repaid in the fall of 2004. Subsequent proceeds from the contract will be used to repay the $4 million loan referred to above, and then to repay the remaining loan amounts the Company has advanced to Brandywine. In addition to the residential lots under contract, Brandywine will have approximately forty-six acres for commercial development remaining, which Management estimates has a future value of approximately $8 million.

During the third quarter, the Company refinanced its existing operating lines of credit. An agreement to restructure and extend the Company's $4.4 and $1.6 lines of credit to December 1, 2003 was closed in July. The agreement provides for a $1 million interest reserve, which will reduce the Company's monthly cash requirements. In addition, the lender agreed to advance an additional $800,000, $600,000 of which the Company has used for operations. The remaining $200,000 is designated for repayments to IBC, which as of September 30, 2002, is owed approximately $1.2 million on prior advances. The Company intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $183,000 mature by January 1, 2003. A $119,000 home construction line relating to American Family Homes, Inc. (AFH) matures December 31, 2002. The line was used to fund construction costs of an AFH sold home. The homeowner was unable to secure permanent financing. The Company has filed suit against the homeowner and will remit the recovery to its home construction lender. The remaining $64,000 that matures this year is comprised of real estate development loans that the Company plans to repay using part of the $4 million of the proceeds described above.

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company plans to advance funds to IWT/CWT from the sale of real estate and from borrowings in order to finance, in part, the development of the various projects it is pursuing, but the Company will need to attract outside equity investors to finance the major portion of the pre-construction costs for its solid waste projects. It is not likely that the Company will generate near-term revenues from real estate sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be the spring of 2003, and probably later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date or that outside equity investments will be forthcoming.

The Company is subject to a consent decree entered in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1 Legal Proceedings). Remediation began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed a motion with the District Court seeking to vacate an earlier guilty plea and consent agreement. When work was suspended, it was estimated that the remaining cost would be $1.5 million. The cost to complete the required remediation may exceed the previous estimate due to the passage of time and the interruption of the work. The Company has until approximately December 1, 2003 to complete the remediation. The most likely source of funding for the remediation is from the reimbursement of waste project development costs, the timing and receipt of which are uncertain.

The Company has no material non-cancelable commitments for the remainder of 2002 other than operating lease obligations of $32,000, salary commitments of approximately $456,000, and debt service requirements of $205,000. The Company does not expect significant revenues in the fourth quarter of 2002. The Company's budgeted operating requirements for the fourth quarter will be approximately $1.5 million (inclusive of the amounts previously described in this paragraph); the Company has approximately $1.464 million of cash on hand as of September 30, 2002 in order to meet these obligations.

The Company will have to raise significant amounts of cash in order to meet future expenses. Other than loans from affiliates, specifically advances under the working capital support agreement with IBC, and/or the sale of real estate, the only potential source of significant revenues, net of repayment obligations, is from the sale of equity, or a combination of equity and debt, in its waste-to-energy projects. Although the Company is in discussions with a number of possible investors and/or lenders, these discussions are in a very early stage and the Company has received no commitments nor have the talks progressed to the point where management can provide assurance that funds necessary for the Company to continue its operations in 2003 will be obtained. In addition, there is no assurance that IBC will be able to provide the necessary funds to continue operations throughout 2003. The Company has and will continue rely on sales of assets, including participation in waste projects (as described above), to raise the funds required.
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

IWT/CWT's business plan is to develop and operate waste disposal projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to own, finance, build, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer and the constructor, HDR/Zachary, and the operator and maintenance provider, subsidiaries of Vivendi Environmental, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste facilities in North America and the Caribbean.

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

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement in principle with the government was reached on a waste-processing contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. Certification was received on July 1, 2002. CWT expects to resume shortly negotiations with the government and its electric utility.

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

IWT was selected in a competitive procurement in Collier County, Florida to negotiate a contract for a solid waste gasification plant. The first negotiation session is scheduled for early November.

IWT is also in the early stage of discussions with interested parties in Florida, South Carolina, Virginia, Connecticut and Texas. IWT is also pursuing projects elsewhere, including Barbados, China, Chile, and Hong Kong, all of which are in early stages.

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
(4)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

Development Partnership

The following information summarizes financial data and principal activities of the Brandywine Investment Associates, L.P. (Maryland), which the Company accounts for under the equity method (in thousands):
SUMMARY OF FINANCIAL POSITION:	As Of
	September 30, 2002	December 31, 2001

Total assets	$ 15,232	$ 14,337
Total non-recourse debt	122	341
Total other liabilities	13,200	11,969
Total equity	1,890	2,027
Company's investment	4,643	8,885

As of September 30, 2002, the Company holds a significant general partnership interest through St. Charles Associates, L.P., and is the sole general partner of Brandywine Investment Associates, L.P ("the Partnership"). The Brandywine project is being developed in a partnership. As such, in accordance with FASB Statement No. 94, the equity method is used to account for this investment and has been included on the balance sheet under assets related to land development, Brandywine, Maryland. Accordingly, the debts and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements. The Company's allocable share of income or loss from Brandywine Investment Associates is included in the income statement under equity in income or losses from partnerships.

At September 30, 2002, the Partnership's debt consists of $4.8 million of development financing that has been drawn against a $10.8 million development loan, and a $4 million mezzanine loan that the Brandywine partnership used to repay previous loans made to it from the Company. The mezzanine note requires monthly interest payments, plus deferred interest and a deferred lending fee. At September 30, 2002, $4,063,000 is outstanding on this debt, including deferred interest and deferred fees. The Company has guaranteed both the development financing and the mezzanine debt. The mezzanine debt has also been guaranteed by IBC, IGC's General Partner.

The Partnership owns 277 acres of developable land in Brandywine, Maryland. The residential portion of the property comprises approximately 231 acres consisting of 914 lots, and is under contract to Washington Homes, Inc. The balance of the property is zoned commercial and is in the early planning stages. The contract price for the residential lots is approximately $19 million. The contract provides for the take-down of 59 finished lots and 855 semi-developed lots through 2006. The first 14 of the finished lots were taken down during the second and third quarter 2002, and seven additional lots settled subsequent to the end of the quarter. In addition, a block of 107 semi-developed townhouse lots is scheduled to close by the end of the year. The proceeds from these transactions will be used to curtail the development financing on the property, currently totaling approximately $4.8 million. Development financing is expected to be fully repaid by the fall of 2004. Subsequent proceeds from the contract will be used to repay the $4 million mezzanine loan referred to above. In addition to repaying the $4 million loan, subsequent amounts will be used to curtail the remaining loans the Company has advanced to Brandywine. In addition to the property under option, Brandywine will have approximately 46 acres for commercial development remaining, which Management estimates has a future value of $8 million.

A portion of the investment balance consists of a note receivable in the amount of $3,584,000, which includes accrued interest of $9,000.

As income is recognized from lot sales to Washington Homes', it will be included in the income statement of IGC under equity in income from partnerships. Under the Brandywine partnership agreement, income is first allocated to partners to the extent of prior losses. As of September 30, 2002, prior losses total $3.6 million. Accordingly, all losses incurred through September 30, 2002 have been allocated to IGC. The next $5.4 million of income will be allocated to IGC as a preferred allocation. Following these two allocations, remaining income will be allocated 50/50 between IGC and Brandywine's limited partners. After repaying debt, any cash flow remaining will be distributed first to IGC, up to $5.4 million, then equally to IGC and Brandywine's limited partners.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at September 30, 2002 and December 31, 2001 (in thousands):
Outstanding
	Maturity Dates	Interest Rates*	September 30, 2002	December 31, 2001
Related to waste technology ventures:
Mortgage	06/30/05	7.85%	$ 175	$ 181

Related to land development:
Development loans	11/15/02/ 11/01/03	9% / P+2.5%	$ 795	$ 893

Related to discontinued operations:
Development loan	12/31/02	P+1%	$ 119	$ 118

General:
Line of credit	12/1/03	P+1% - Floor of 9.5%	$ 6,814	$ 5,893

Related Entity (1)	Demand	P+1%	$ 1,178	$ 444

Total debt			$ 9,081	$ 7,529

*P = Prime lending interest rate
(1) = IBC and related entities note payable

As of September 30, 2002, the $175,000 of recourse debt related to waste technology mortgages is collateralized by an office building with a book value of $178,000.

As of September 30, 2002, the $795,000 of recourse debt related to land development assets is collateralized by land development assets with a book value of $2,616,000.

As of September 30, 2002, the $6,814,000 lines of credit are collateralized by land assets with a book value of $8,162,000.

The Company has guaranteed loans totaling $14,840,000 related to the Brandywine project. $10,840,000 relates to development financing by a bank secured by a first deed of trust on the Brandywine property. At September 30, 2002, $4,857,000 is outstanding on this debt. The Company has also guaranteed a $4 million mezzanine loan that the Brandywine partnership used to repay previous loans made to it by the Company. This note requires monthly interest payments, plus deferred interest and a deferred lending fee. At September 30, 2002, $4,063,000 is outstanding on this debt, including deferred interest and deferred fees. The mezzanine debt has also been guaranteed by IBC, IGC's General Partner, which is required to maintain a defined adjusted net worth of not less than $6.4 million, pursuant to the Guaranty Agreement. The net worth requirement becomes effective following the close of certain specified transactions that IBC has pending, but in no event later than December 31, 2002. Brandywine has assets with a book value of $15,232,000 at September 30, 2002. The Brandywine project is being developed in a partnership, accounted for in these financial statements, using the equity method of accounting. Accordingly, the debt and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements.
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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered into 1999, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under the Supreme Court's new jurisdictional line, the Company and SCA maintained that their previous actions were legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the District Court denied defendants' action to set aside the Company's criminal conviction and to vacate the consent decree. The Court subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Town Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Town Center South. The Company is obligated to complete the previously ordered restoration not later than 15 months from the date the District Court decision became final.

Following the entry of the Consent Decree in 1999 construction of the remediation site began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed with the District Court a motion seeking to vacate the Consent Decree. When work was suspended, it was estimated that the remaining cost would be $1.5 million. When the Company resumes the remediation, as is now required, the cost may exceed that previous estimate due to the passage of time and the interruption of the work. The Company has until approximately December 1, 2003 to complete the work.

The $1.5 million estimated cost for the remediation is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized to the cost basis of Town Center South as it relates and is integral to the development of that parcel. The Company believes that the estimated net realizable value from sales of the 80 acres of commercial property in Town Center South will exceed the asset recorded on its balance sheet, which includes the $1.5 million accrual. The Company intends to fund the cost of remediation by a combination of real estate sales and the recovery of waste project development costs, the timing and receipt of which, is uncertain.
(7)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Nine Months Ended
		September 30, 2002	September 30, 2001
		(In Thousands)
Land Sales
Land sales revenue, IBC, general partner of IGC	(A1)	$ -	$ 3,325

Cost of Land Sales
Cost of sales, IBC, general partner of IGC	(A1)	$ -	$ 3,301

Interest and Other Income
LDA, affiliate of ACPT	(B10)	$ -	$ 271
Smallwood Village Associates, affiliate of IBC	(B12)	3	1
		$ 3	$ 272
General and Administrative Expense
IBC, general partner of IGC	(B1&B8)	$ 18	$ 12
ARMC, subsidiary of ACPT for support and other services	(B2)	18	11
Equus, affiliate of IBC, consulting fee	(B4)	(82)	(340)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(142)	(150)
		$ (188)	$ (467)
Interest Expense
IBC, general partner of IGC	(B6)	$ 69	$ 189
Affiliates of IBC	(B7)	-	31
Interstate General Properties (IGP), other	(B9)	1	1
		$ 70	$ 221

BALANCE SHEET IMPACT		Balance September 30, 2002	Balance December 31, 2001
Other Assets		(In Thousands)
Receivables:
IBC, miscellaneous receivable	(B8)	$ 8	$ 4
		$ 8	$ 4
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 1,178	$ 444
Accounts payable to IBC for miscellaneous	(B8)	10	5
Advances, IGMC, IGC's managing general partner	(B11)	79	84
Accounts payable to IGP, a subsidiary of ACPT, for tax support services	(B3)	60	60
Accounts payable to IGP, a subsidiary of ACPT, for miscellaneous	(B9)	17	16
Accounts payable to ARMC for support services	(B2)	77	46
		$ 1,421	$ 655
(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or comparable sales to third parties.

(1)	On June 29, 2001 IGC sold Pomfret, LLC to IBC for $3,325,000 based on recent appraisals.
(B)	Other

Other transactions with related parties are as follows:
(1)	Beginning October 1, 2000 and as of September 30, 2002, IGC rents office space from Smallwood Village Associates, L.P., an affiliate of IBC, at prevailing market rental rates.

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

In August 2002, IBC began funding intermittent payments as an offset against amounts due from IBC to ACPT and other contractual matters between these entities. Please refer to ACPT's December 31, 2001 10K filing for further information.

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

On December 3, 2001, IGC signed a new working capital agreement with IBC. Interest accrues at prime plus 1%. As of September 30, 2002, $1,178,000 is outstanding, including accrued interest of $3,200. This note is secured by the first available funds following financial close on any IWT/CWT solid waste project.

(7)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate subject to a 9% ceiling. During the second quarter of 2001, IBC assumed these liabilities in conjunction with its acquisition of the LDA note.

(8)	During 2001, and continuing in 2002, IGC incurred shared expenses with IBC for office supplies and services.

(9)

Beginning October 1998, and ending July 2000, IGP, a subsidiary of ACPT, paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of September 30, 2002 the principal amount due is $13,182; accrued interest is $3,346.

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

(12)	During 2001 and 2002, IGC provided IBC with tax support services. The payment for these services was used to reduce the Company's office rental expense due to an affiliated entity of IBC (see B1).

(8)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. At the time, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $668,000 has been incurred through September 30, 2002. The Company anticipates that the remaining costs will be attributable to warranty and related items for which it is obligated to pay.
(9)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to note 8 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2002 and 2001 (in thousands):
2002		Homebuilding (Discontinued)	IWT/CWT Waste Technologies	Land and Other	Inter-Segment Eliminations	Total
Total revenues	(1)	$ 1	$ 1	$ 70	$ -	$ 71
Interest income	(1)	8	2	17	-	19
Interest expense	(1)	1	10	560	-	570
Depreciation and amortization		-	13	66	-	79
Net loss	(1)	(69)	(630)	(2,323)	-	(2,953)

Total assets		(1,528)	1,896	47,718	(22,949)	25,137
Changes to long lived assets			576	(319)	-	257
2001		Homebuilding (Discontinued)	IWT/CWT Waste Technologies	Land and Other	Inter-Segment Eliminations	Total
Total revenues	(1)	$ 1,566	$ -	$ 4,164	$ -	$ 4,164
Interest income	(1)	3	-	307	-	307
Interest expense		-	14	739	-	753
Depreciation and amortization	(1)	2	13	57	-	70
Net loss	(1)	(433)	(563)	(2,157)	-	(2,720)

Total assets		(1,335)	2,791	46,747	(22,250)	25,953
Changes to long lived assets		-	1,352	1,569	-	2,921

(1) Amounts reported for the discontinued segment are not included in the totals for these line items.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Nine Months Ended September 30, 2002 versus 2001

Land Development Sales

No land development sales revenue was recognized during the nine months ended September 30, 2002, compared to sales of $3,881,000 during the nine months ended September 30, 2001. The 2001 period included the sale of the Company's Pomfret parcel for $3,325,000 to IBC. The sale was reviewed and approved by IGC's Board of Directors with the sales price based on recent appraisals. In addition, the 2001 sales included six townhouse lots in Montclair and one single-family lot in the Dorchester neighborhood of St. Charles. These sales represented the Company's final lots in those two developments.

While no sales have been completed or reported in the Company's consolidated financial statements in 2002, over 900 lots are under contract with Washington Homes, Inc. through the Company's investment in the Brandywine project. The first sales under one of two contracts occurred during the second and third quarter, with the purchase of 14 of 48 completed single-family lots. The sale of 107 townhouse lots is scheduled to close by the end of the year. The results of these sales are included as a single line consolidation in the income statement titled "equity in losses from partnerships."

The Company is pursuing the sale of its commercial parcels located at Town Center South in St. Charles, Maryland.

Management is exploring, with builders and developers, possible sales at the Company's Westbury project in St. Mary's County, Maryland.

Equity in Losses from Partnerships

Equity losses in partnerships decreased to $108,000 from $154,000 in 2001. The losses reflected are attributable to the Company's partnership interests in Brandywine Investment Associates, L.P. (see note 4). While the Brandywine project closed on the first 14 completed lots of contract sales of 914 lots, these sales had negative gross margins of 10%. The negative gross margins are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots. Of the 914 lots under contracts at Brandywine, 59 are being sold as completed lots. The remaining lots are being sold as semi-developed lots, meaning that the main infrastructure consisting of the main spine road, water line, and sewer outfall are being constructed by Brandywine. All in-tract development is being performed by the purchaser. In addition, Brandywine incurred increased legal fees relating to the Washington Homes contracts and alternate bank financings during 2002.

Interest and Other Income

$179,000 of Interest and Other Income was recognized during the nine months ended September 30, 2002, compared to $437,000 for the same period in 2001.

Decreased collection of interest on note receivables, specifically the LDA note, which was fully collected in June 2001, and the negligible liquid assets available for investment are a primary reason for the decrease in interest income during 2001. The Company did collect approximately $150,000 representing the company's settlement from the sewer and water litigation (refer to Part II, Item 1.)

Cost of Land Sales

Cost of land sales decreased to $84,000 compared to $3,891,000 for the same period in 2001. The costs in 2001 represent expenses relating to the development of the Company's Pomfret, Maryland parcel, sold to IBC in the second quarter of 2001, and the seven lot sales referred to in the above sales discussion. While no lot sales occurred in the first three quarters of 2002, the $84,000 represents costs of improvements and repairs required under the subdivision agreement bond with St. Mary's County. These costs relate to lots previously sold.

Interest Expense

Interest expense decreased to $570,000 from $753,000 for the same period in 2001. The decrease is a result of an overall reduction in outstanding debt during the first and second quarter of 2002 as well as declining interest rates.

Waste Project Marketing

Waste project marketing increased to $479,000 from $366,000 compared to the same period for 2001. The increase is primarily due to contract and related efforts in Costa Rica as well as costs relating to the preparation and submission for the competitive procurement in Collier County, Florida. The Company was selected in late July 2002 to negotiate a contract for a solid waste gasification plant in Collier County. Costs incurred for both Costa Rica and Collier County prior to the third quarter were expensed (see discussion under Critical Accounting Policy - Footnote 1).

For the Three Months Ended September 30, 2002 versus 2001

Land Development Operations

No land development sales revenue was recognized during the three months ended September 30, 2002, compared to sales of $182,000 during the three months ended September 30, 2001. The 2001 period reflects the sale of one single-family lot in the Westbury project in St. Mary's County. The lot sale had a 10% gross profit margin.

Equity in Losses from Partnerships

Equity losses in partnerships decreased to $39,000 from $140,000 in 2002. The losses reflected are attributable to the Company's partnership interests in Brandywine Investment Associates, L.P. (see note 4).

Cost of Land Sales

Cost of land sales decreased $176,000 compared to the same period in 2001. The costs in 2001 represent expenses relating to the single-family lot sales in the Westbury project in St. Mary's County.

General and Administrative Expense

General and administrative expenses increased to $538,000 from $458,000 compared to the same period for 2001. The primary reason for the increase during the three months ended September 30, 2002 is the increased legal fees relating to the refinancing of the Companies debt and the mezzanine financing for the Brandywine project. The Company has also experienced increases in operating expenses for corporate and professional insurance.

Waste Project Marketing Expense

Waste project marketing expenses increased to $199,000 from $110,000 compared to the same period in 2001. The increase is primarily related to efforts in Costa Rica, the Phillipines, Collier County, Florida, and general marketing efforts.

Liquidity and Capital Resources

Cash and Cash equivalents were $1,464,000 and $70,000 respectively at September 30, 2002 and December 31, 2001.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, project development costs for IWT and CWT, land development activities, and ongoing debt service of existing loans. The Company is taking the following steps to meets its liquidity requirements.

In September 2002, the Company closed a $4 million loan relating to its Brandywine project. The Brandywine project is being developed in an unconsolidated partnership (see note 4 to the financial statements), in which the Company is the sole General Partner and has guaranteed the $4 million loan. The Brandywine partnership used the net loan proceeds to repay $3.8 million of the $7.3 million IGC previously lent to the project. These funds were used by IGC to repay advances from its affiliate, IBC, curtail operating payables and provide critical operating cash. Residential land totaling approximately 231 of the 277 acres that comprise Brandywine is under an option contract to Washington Homes, Inc., a prominent Maryland homebuilder for a total take-down price of $19 million. The contract provides for the delivery of 59 finished lots and 855 semi-developed lots through 2006. The first 14 finished lots were delivered during the second and third quarter 2002; seven additional lots settled subsequent to the end of the quarter. In addition, a block of 107 semi-developed townhouse lots is scheduled to close by the end of the year. The proceeds will be used to curtail the bank financing on the property, currently totaling approximately $4.8 million. The bank financing is expected to be fully repaid in the fall of 2004. Subsequent proceeds from the contract will be used to repay the $4 million loan referred to above, and then to repay the remaining loan amounts the Company has advanced to Brandywine. In addition to the residential lots under contract, Brandywine will have approximately forty-six acres for commercial development remaining, which Management estimates has a future value of approximately $8 million.

During the third quarter, the Company refinanced its existing operating lines of credit. An agreement to restructure and extend the Company's $4.4 and $1.6 lines of credit to December 1, 2003 was closed in July. The agreement provides for a $1 million interest reserve, which will reduce the Company's monthly cash requirements. In addition, the lender agreed to advance an additional $800,000, $600,000 of which the Company has used for operations. The remaining $200,000 is designated for repayments to IBC, which as of September 30, 2002, is owed approximately $1.2 million on prior advances. The Company intends to continue to refinance loans as they become due in the normal course of business. Debts totaling $183,000 mature by January 1, 2003. A $119,000 home construction line relating to American Family Homes, Inc. (AFH) matures December 31, 2002. The line was used to fund construction costs of an AFH sold home. The homeowner was unable to secure permanent financing. The Company has filed suit against the homeowner and will remit the recovery to its home construction lender. The remaining $64,000 that matures this year is comprised of real estate development loans that the Company plans to repay using part of the $4 million of the proceeds described above.

IGC's long-term success depends on IWT/CWT's development of solid waste projects. These efforts require substantial capital. The Company plans to advance funds to IWT/CWT from the sale of real estate, and borrowings in order to finance, in part, the development of the various projects it is pursuing, but the Company will need to attract outside equity investors to finance the major portion of the pre-construction costs for its solid waste projects . It is not likely that the Company will generate near-term revenues from real estate sufficient to cover general and administrative expenses plus the costs of developing its solid waste projects. It could be the spring of 2003, and probably later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date or that outside equity investments will be forthcoming.

The Company is subject to a consent decree entered in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1 Legal Proceedings). Remediation began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed a motion with the District Court seeking to vacate an earlier guilty plea and consent agreement. When work was suspended, it was estimated that the remaining cost would be $1.5 million. The cost to complete the required remediation may exceed the previous estimate due to the passage of time and the interruption of the work. The Company has until approximately December 1, 2003 to complete the remediation. The most likely source of funding for the remediation is from the reimbursement of waste project development costs. The timing and receipt of which are uncertain.

The Company has no material non-cancelable commitments for the remainder of 2002 other than operating lease obligations of $32,000, salary commitments of approximately $456,000, and debt service requirements of $205,000. The Company does not expect significant revenues in the fourth quarter of 2002. The Company's budgeted operating requirements for the fourth quarter will be approximately $1.5 million (inclusive of the amounts previously described in this paragraph); the Company has approximately $1.464 million of cash on hand as of September 30, 2002 in order to meet these obligations.

The Company will have to raise significant amounts of cash in order to meet future expenses. Other than loans from affiliates, specifically advances under the working capital support agreement with IBC, and/or the sale of real estate, the only potential source of significant revenues, net of repayment obligations, is from the sale of equity, or a combination of equity and debt, in its waste-to-energy projects. Although the Company is in discussions with a number of possible investors and/or lenders, these discussions are in a very early stage and the Company has received no commitments nor have the talks progressed to the point where management can provide assurance that funds necessary for the Company to continue its operations in 2003 will be obtained. In addition, there is no assurance that IBC will be able to provide the necessary funds to continue operations throughout 2003. The Company has and will continue rely on sales of assets, including participation in waste projects (as described above), to raise the funds required.

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

For projects that are not subject to competitive procurements, the costs of obtaining each project are expensed until such time as certain project related milestones are achieved. These milestones will vary from project to project depending upon the political jurisdictions involved. The test is whether the Company believes it has obtained sufficient assurances from the contracting jurisdictions that the project is more likely than not to proceed. At such a point, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

To date, there has not been a financial close on any of the Company's waste disposal projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At September 30, 2002, $8,004,000 have been capitalized relating to waste-to-energy products. Their recovery is dependent upon future revenues from the construction and operation of waste disposal plants.

Debt Summary

As of September 30, 2002, assets with a book value of approximately $9,601,000 net of the accrued $1.5 million for remediation were encumbered by approximately $9,081,000 of recourse debt. The significant terms of IGC's recourse debt financing arrangements are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	9/30/02

Winston Corporation - Land Note	(a)	$ 732	9%	11/01/03	$ 732

First National Bank of St. Mary's - Town Home Development Loan	(b)	460	P+2.5%	11/15/02	63

American Federal Savings Bank - Development Loan	(c)	1,000	P+1%	12/31/02	119

M & T Bank - Mortgage	(d)	227	7.85%	06/30/05	175

Collateral Mortgage Capital - Operating Line of Credit	(e)	7,765	P+1% - Floor of 9.5%	12/01/03	6,814

IBC	(f)	N/A	P+1%	Demand	1,178
Total		$ 10,184			$ 9,081

* P = Prime lending interest rate
(a)

The note requires monthly interest payments. Current interest payments are $5,493 per month and will continue at this amount until October 2003. Principal curtailments are made from sales of individual lots in Westbury in the amount of $4,000 per lot.

(b)	The note requires monthly interest payments. Principal curtailments are made from sales of individual townhouse lots in Westbury in the amount of $8,000 per lot.

(c)

The note requires monthly interest payments. The note matures on December 31, 2002. The amounts due represent construction costs on a home where the customer is unable to obtain permanent financing. The Company is currently working with outside counsel to resolve this matter.

(d)	The note requires monthly principal and interest payments of $1,818.

(e)	The loan provides an operating line of credit. $1,000,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%.

(f)

This amount includes $1,178,000 due IBC as part of the Working Capital Support Agreement. Refer to Note 5 for further information. This note is secured by the first available funds following financial close on any IWT/CWT waste project.

The Company has guaranteed loans totaling $14,840,000 related to the Brandywine project. $10,840,000 relates to development financing secured by a first deed of trust on the Brandywine property. At September 30, 2002, $4,857,000 is outstanding on this debt. The Company has also guaranteed a $4 million mezzanine loan the net proceeds of which the Brandywine partnership used to repay previous loans made to it by the Company. This note requires monthly interest payments, plus deferred interest and a deferred lending fee. At September 30, 2002, $4,063,000 is outstanding on this debt, including deferred interest and deferred fees. The mezzanine debt has also been guaranteed by IBC, IGC's General Partner, which is required to maintain a defined adjusted net worth pursuant to the Guaranty Agreement. The net worth requirement becomes effective following the close of certain specified transactions that IBC has pending, but in no event later than December 31, 2002. Brandywine has assets with a book value of $15,232,000 at September 30, 2002. The Brandywine project is being developed in a partnership, accounted for in the financial statements, using the equity method of accounting. Accordingly, the debt and assets of Brandywine Investment Associates, L.P. are not consolidated in these financial statements.
ITEM 3.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered into 1999, in reliance on the decision by the U.S. Supreme Court in Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers (decided January 9, 2001) limiting the scope of the Government's jurisdiction under the CWA. Under the Supreme Court's new jurisdictional line, the Company and SCA maintained that their previous actions were legal. A separate motion was filed seeking a stay of the time limits within which they are required by the consent decree to carry out the remediation plan pending a final judicial determination of their motion to vacate the consent decree. On June 12, 2001, the District Court denied defendants' action to set aside the Company's criminal conviction and to vacate the consent decree. The Court subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Town Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Town Center South. The Company is obligated to complete the previously ordered restoration not later than 15 months from the date the District Court decision became final.

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
ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None.
Exhibit No.	Description of Exhibit	Reference

10 (a)

Loan Modification Agreement by and among Interstate General Company, LP (Borrower), St. Charles Operating Company, LLC (Grantor), and Interstate Business Corporation ("IBC"; Borrower, Grantor and IBC jointly and severally referred to as "Indemnitor") and New South Federal Savings Bank (Lender), dated July 25, 2002

Filed herewith

10(b)	Guaranty Agreement by St. Charles Operating Company, LLC in favor of New South Federal Savings Bank, dated July 25, 2002	Filed herewith

10(c)	Guaranty Agreement by Interstate Business Corporation in favor of New South Federal Savings Bank, dated July 25, 2002	Filed herewith

10 (d)	Credit Agreement between Brandywine Investment Associates Limited Partnership and TJJ Corporation, dated September 12, 2002	Filed herewith

10 (e)	Guaranty by Interstate General Company, LP in favor of and for the benefit of TJJ Corporation, dated September 12, 2002	Filed herewith

10 (f)	Guaranty by Interstate Business Corporation in favor of and for the benefit of TJJ Corporation, dated September 12, 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: November 14, 2002	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: November 14, 2002	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: November 14, 2002	By: /s/ Paul Dillon
Paul Dillon
Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interstate General Company, L.P. (the "Company") on Form 10QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Wilson, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002	/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATIONS

I, James J. Wilson, the Chief Executive Officer of the Company, certify that:
(1)	I have reviewed this quarterly report on Form 10-QSB of Interstate General Company, LP (the "Company");

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6)

The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interstate General Company, L.P. (the "Company") on Form 10QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Dillon, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002	/s/ Paul Dillon Paul Dillon Chief Financial Officer
CERTIFICATIONS

I, Paul Dillon, the Chief Financial Officer of the Company, certify that:
(1)	I have reviewed this quarterly report on Form 10-QSB of Interstate General Company, LP (the "Company");

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6)

The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Paul Dillon Paul Dillon Chief Financial Officer