Form 10KSB
period 2002-12-31
INTERSTATE GENERAL CO L P
filed 2003-03-28
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File Number 1-9393

INTERSTATE GENERAL COMPANY, LP
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification Number)
2 West Washington Street P. O. Box 1280 Middleburg, Virginia 20118 (Address of principal executive offices)	(540) 687-3177 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Units representing assignment of beneficial ownership of Class A limited partnership interest and evidenced by beneficial assignment certificates ("Units")	American Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/	No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 17, 2003, the aggregate market value of the Units held by non-affiliates of the registrant based on a $3.65 closing price reported on the American Stock Exchange was $3,455,561.

Class A Units Outstanding at March 17, 2003: 2,096,641 Class A Units

Total revenues for the fiscal year ended December 31, 2002: $4,576,264

DOCUMENTS INCORPORATED BY REFERENCE
Yes /X/	No / /

This filing can be viewed electronically at www.sec.gov or www.igclp.com.

INTERSTATE GENERAL COMPANY, LP 2002 FORM 10-KSB ANNUAL REPORT TABLE OF CONTENTS

	PART I
		Page

Item 1.	Description of Business	3
Item 2.	Description of Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

	PART II

Item 5.	Market Prices and Distributions of Units	10
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	11
Item 7.	Financial Statements and Supplemental Data	16
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosures	44

	PART III

Item 9.	Directors and Executive Officers	45
Item 10.	Executive Compensation	47
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	50
Item 12.	Certain Relationships and Related Transactions	51

	PART IV

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	52

	Signatures	65

	Certifications Pursuant to 18 U.S.C. Section 1350	66

INTERSTATE GENERAL COMPANY, LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Gaming Company
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
LDA	Land Development Associates, SE
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

COMPANY PROFILE

Interstate General Company, LP (the "Company" or "IGC") was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Middleburg, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PCX"). During 1998, the Company's management and the Board of Directors restructured IGC and transferred the primary real estate operations to American Community Properties Trust ("ACPT") and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste recycling projects that use environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland, and a 50% interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the outstanding shares of stock of Interstate Waste Technologies, Inc. ("IWT") and Caribe Waste Technologies, Inc. ("CWT"), excluding shares issued as incentive compensation for employees, are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

A description of IGC's business operations and segments follows:

LAND DEVELOPMENT

IGC has extensive experience in developing planned communities, shopping centers, and other commercial and residential properties. The Company and its predecessors have developed land for more than 13,000 housing units, several shopping centers, and other commercial and retail uses.

The Company owns approximately 151 acres in Towne Center South, St. Charles, Maryland, zoned for commercial, retail, and office use. Approximately 69 acres are subject to a court-entered consent decree designating the area for wetland conservation that cannot be developed. The remaining 82 acres are available for development and are being marketed. In addition, the Company owns various other parcels in St. Charles, Maryland, totaling approximately 16 acres of developable ground.

In Prince George's County, Maryland, the Company is proceeding with the development of the 277-acre mixed-use project known as Brandywine. During 2002, IGC signed a contract with Washington Homes, Inc. ("Washington Homes") for the sale, through 2006, of 869 semi-developed residential lots. This is in addition to the 59 developed lots previously contracted to sell to Washington Homes. The total purchase price, to be paid through 2006, is $19,239,000. In addition to this residential land, there are approximately 30 acres of commercial land in Brandywine available for development or sale.

Environmental Impact. Management believes that all current land development plans can be completed without a material adverse environmental impact and in compliance with government regulations.

Competition. IGC is subject to intense market competition in all its land sales and development activities. The Company believes it can compete successfully by offering well-located land for sale that is attractive to the market.

INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed IWT to develop innovative solutions for the disposal of municipal waste and to pursue waste recycling contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second affiliate, CWT, was formed in Puerto Rico. CWT was established to perform waste recycling projects in the Caribbean.

IWT/CWT's business plan is to develop and operate waste recycling projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to build, own, finance, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer, HDR, the contractor, H. B. Zachary, and the operator, a subsidiary of the Vivendi Environmental Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste facilities in North America and the Caribbean using the Thermoselect technology.

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and construct a Thermoselect facility to process waste from the metropolitan San Juan area. In January 2001, a new governor took office in Puerto Rico. The new administration is in the process of revising its Solid Waste Management Plan. CWT is still actively pursuing approval of the facility and ultimately believes it will be successful in completing the Caugus project. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community agreement mentioned above. Caguas government officials and CWT management currently are in talks with municipalities, the Puerto Rico Solid Waste Management Authority, and other central government officials to gather support for the Caguas solid waste project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-processing contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. Contract negotiations with the electric utility have restarted and CWT is making every effort to conclude them as soon as possible.

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities that make up the metropolitan San Jose, Costa Rica area. The memorandum is based on a proposal for a 480,000-ton solid waste processing facility. A letter committing to purchase the export electricity has been received from the government-owned electric utility. Contract negotiations with the municipalities and the electric utility are under way.

IWT was selected in a competitive procurement in Collier County, Florida to negotiate a contract for a solid waste gasification plant. Several meetings have taken place with the county and its advisors. The Board of Supervisors voted in connection with the project on March 11, 2003 to pursue further cost negotiations with IWT.

IWT is also in the early stage of discussions with interested parties in Florida, South Carolina, Virginia, Connecticut, and Texas. IWT is also pursuing projects elsewhere, all of which are in early stages.

As of December 31, 2002, certain IWT/CWT deferred costs related to projects being pursued in the Virgin Islands, Puerto Rico, Costa Rica and Collier County, Florida have been capitalized in accordance with the Company's capitalization policy on deferred waste project costs. Please refer to Note 1 to the financial statements.

At December 31, 2002 and 2001, deferred costs regarding waste technology, net of direct write-offs, were $8,351,000 and $7,428,000, respectively.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act ("CWA"), and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste recycling contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

HOMEBUILDING (Discontinued)

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease American Family Homes, LLC's ("AFH") operations following completion of the 30 homes then under construction. At the time, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $638,000 has been incurred through December 31, 2002. The Company anticipates that the remaining estimated costs will be incurred for warranty and related items for which it is obligated.

Environmental Impact. Management believes that the Company's homebuilding operations were in compliance with governmental regulations.

GENERAL

Employees. IGC had 14 full-time employees as of December 31, 2002. All employees are based in the United States.

Significant Customers. During the year ended December 31, 2002, Interstate Business Corporation ("IBC"), General Partner of IGC, accounted for 57%, and Washington Homes accounted for 39%, of IGC's total revenue.

ITEM 2.	DESCRIPTION OF PROPERTIES

IGC owns real property in Charles County, Maryland and Prince George's County, Maryland.

As of December 31, 2002, the Company's land holdings consisted of the following:
Charles County, Maryland
Commercial, office or light industrial acres	*96

Prince George's County, Maryland
Finished lots	12
Lots to be finished (construction pending)	11
Semi-developed lots	869
Commercial acres	30

(*) Excludes acres designated for remediation under a judicial Consent Decree.

ITEM 3.	LEGAL PROCEEDINGS

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, LP ("SCA"), and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in another location in St. Charles.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company is obligated to complete the previously ordered restoration not later than 15 months from the date the District Court decision became final.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. When work was suspended, it was estimated that the remaining cost would be $1.5 million. When the Company resumes the remediation, as is now required, the cost may exceed that previous estimate due to the passage of time and the interruption of the work. The Company has until approximately December 31, 2003 to complete the work.

Langley v. St. Charles Associates, et al.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company. The plaintiffs have filed an appeal in the Maryland Court of Special Appeals.

Other

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of such a degree whereby there would be a material adverse impact on the financial condition or results of operations of the Company.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET PRICES AND DISTRIBUTIONS OF UNITS

IGC Units are traded on the American and the Pacific Stock Exchanges. The following table sets forth for the periods indicated, the high and low sale prices per IGC Unit as reported in the consolidated transaction reporting system and cash distributions paid to unit holders during these periods. IGC Units commenced public trading on February 19, 1987.

Price Range of IGC Units
	High	Low
2002 Quarter:
Fourth	$3 65/67	$3 1/10
Third	4 1/5	3 4/5
Second	5 1/4	3 19/20
First	5 39/83	4 7/20

2001 Quarter:
Fourth	$11 13/20	$4 17/20
Third	12 3/5	11 11/20
Second	12 3/4	12
First	12 9/20	10 7/8

There were no cash distributions for 2001 or 2002.

At close of business on March 17, 2003, there were 100 IGC unit holders of record. As of March 17, 2003, the closing price reported by AMEX was $3.65 per unit.

IGC is required by its Third Amended and Restated Limited Partnership Agreement, as amended, to make cash distributions to limited partners of not less than 55% of taxable income calculated for public IGC unit holders. During the years ended December 31, 2002 and 2001, IGC had taxable (loss) of ($4,236) and ($3,325) respectively, or ($2.02) and ($1.59) respectively, per unit.

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

For the year ended December 31, 2002 versus 2001

Land Development Operations

Land development sales revenue increased 14% to $4,420,000 during the twelve months ended December 31, 2002, compared to sales of $3,881,000 during the twelve months ended December 31, 2001. The increase in 2002 reflects the sale of the Company's Westbury project to a related party, IBC, for $2,620,000. The sale was reviewed and approved by IGC's Board of Directors and the price was based on an outside appraisal. Further information on this transaction is available in Note 7. In addition, the 2002 period reflects sales of 36 single-family lots at the Company's Brandywine project. These sales produced negative gross margins which are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots. Twenty-three additional lots are being sold as completed. The balance of the residential land is being sold as semi-developed lots for which the Company projects positive margins.

The 2001 period includes the sale of the Company's Pomfret parcel to a related party, IBC, for $3,325,000. The sale was reviewed and approved by IGC's Board of Directors. The sales price was based on an outside appraisal.

In addition to the sale of the Pomfret property, the 2001 period reflects sales of six townhouse lots and four single-family lots. The townhouse lot sales for 2001 occurred in the Montclair project in Prince William County, Virginia. Small losses were incurred on these sales due to the extended holding period on the property. Three of the single-family lot sales occurred in the Westbury project in St. Mary's County and had a 5% gross profit margin. The other single-family sale was the final lot in the Dorchester neighborhood of St. Charles and had a gross margin of 35%. The sales, both in Montclair and Dorchester, represented the final lots in these developments.

Interest and Other Income

Interest and other income declined 64% to $156,000 during the 12 months ended December 31, 2002, compared to $438,000 during 2001. The decrease is a result of the collection on note receivables, specifically the Land Development Associates, SE ("LDA") note, which was fully collected in June 2001, and negligible liquid assets available for investment during 2002. For other income, the Company collected approximately $150,000, representing the Company's settlement from the sewer and water litigation.

Cost of Land Sales

Cost of land sales increased $566,000 to $4,473,000 compared to $3,907,000 for the same period in 2001. The increase in the 2002 period is largely attributable to the sale of the 36 single-family lots at the Company's Brandywine project. Also included in the 2002 expenses are costs of improvements and repairs required under the subdivision agreement bond with St. Mary's County for lots previously sold, as well as, period costs at the Company's Westbury project.

General and Administrative

General and administrative costs increased $412,000 to $2,353,000, compared to $1,941,000 for the same period in 2001. The Company has experienced significant operating expense increases over 2001, primarily related to increased health and corporate insurance costs, computer leasing / support costs, office rental cost, and a decrease in salary reimbursement from a related party. Please see Note 7 regarding related party transactions. While some of the above costs are generally beyond the Company's control, Management continues to look for ways to reduce the Company's general and administrative expenses and has been successful in reducing normal operating expenditures, thereby offsetting a part of the increase attributable to the specific items mentioned.

In addition, there have been significant increases during 2002 for items relating to stock exchange listing fees and legal fees for investor financing.

Wetlands Litigation Expense

Litigation expense decreased to $15,000 in 2002, compared to $263,000 in 2001. While the 2002 expenses were minimal, the 2001 period reflected increased expenses relating to the Company's legal action to set aside the guilty plea and consent decree in the wetlands litigation. There should be no further wetlands litigation expense. Please refer to Note 6 for further information.

Waste Project Marketing Expense

Waste project marketing expense increased $166,000 to $613,000 during 2002, compared to $447,000 for 2001. The increase is primarily due to contract and related efforts in Costa Rica as well as costs relating to the preparation and submission for the competitive procurement in Collier County, Florida. Costs incurred for both Costa Rica and Collier County prior to the third quarter of 2002 were expensed (see discussion under Critical Accounting Policy - Footnote 1 to the financial statements).

Liquidity and Capital Resources

Unrestricted cash and cash equivalents were $395,000 and $72,000 respectively at December 31, 2002 and December 31, 2001.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, remediation costs under the Consent Decree, project development costs for IWT and CWT, land development activities, and ongoing debt service of existing loans. The Company is taking the following steps to meets its liquidity requirements.

First, the Company is seeking to refinance its Brandywine property. In its refinancing discussions with prospective lenders, the Company is seeking funding sufficient to 1) provide all funding necessary to complete the project though 2006, 2) retire a $4 million loan, which would greatly reduce the Company's monthly debt service requirements, and 3) provide up to $1 million to reimburse IGC for development costs that it has incurred for this property.

Second, the Company is seeking a joint venture partner for its Town Center South property. Management is seeking funds sufficient to retire a substantial portion of the debt collateralized by the property and to provide additional funding for the Company in exchange for a preferred return for the joint venture partner. Discussions are in an early stage and there is no assurance they will be successful.

The Company also is seeking an outside investor for its waste technology projects discussed in Note 4. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise up to $25,000,000 for continued development of these projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste projects. The Company plans to advance funds to IWT/CWT from the sale of real estate and borrowings in order to continue to pay development costs of the various projects it is pursuing. However, it is not likely that the Company will generate near-term revenues from real estate, or obtain borrowings sufficient to cover the costs of developing its solid waste projects. As a result the Company will need to attract outside equity investors to assist in paying the project development costs necessary to progress to financial close. It could be December 2003, and probably later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date or that outside equity investment will be obtained.

The Company is engaged in discussions for the sale of commercial lots, both at Town Center South and at other locations. The Company has signed a $3,250,000 contract for the sale of 13 commercial acres in its Brandywine property. The contract is subject to a 120-day due diligence period that commenced February 18. Proceeds from resulting sales, after debt service, will be used for remediation costs and general operating expenses.

IGC is due to receive $480,000 from an affiliate in principal plus interest during 2003 on a note receivable relating to the sale of its Westbury property in 2002. In addition, IGC has a working capital support agreement with IBC (an affiliate and General Partner of IGC). However, there is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue operations in 2003.

The Company is subject to a consent decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part I, Item 3 Legal Proceedings). Remediation began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed a motion with the District Court seeking to vacate an earlier guilty plea and consent agreement. That motion was denied on July 2, 2002, and the Company has until approximately December 31, 2003 to complete the remediation. If the remediation is not completed on time, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter. Until additional funding is found, the Company does not have sufficient funding available to begin the required work.

IGC has debts totaling $7,408,000 that mature during 2003, of which approximately $7 million is due December 1, 2003. The Company plans to retire this debt through the sale of land parcels and through a joint venture arrangement as previously described. If successful in this regard, the Company expects to retire the balance of the debt maturing in 2003 through the course of business operations.

In addition to the debt and remediation obligations described above, the Company has the following non-cancelable commitments during the course of 2003. The Company has lease obligations of $115,000 and salary commitments of approximately $2 million. The Company's budgeted basic operating expenses for 2003 are approximately $3.3 million (inclusive of the amounts previously described in this paragraph). Although, as mentioned, the Company is in discussions with a number of possible investors and lenders, these discussions are in an early stage and the Company has received no commitments nor have the talks progressed to the point where management can predict the likelihood of success or provide assurance that the funds necessary for the Company to continue its operations in 2003 will be obtained.

Critical Accounting Policies - Deferred Waste Project Costs

The Company capitalizes the direct costs of procuring waste recycling projects after achieving specific project-related milestones, and when management believes the costs are probable of being realized. All other project development costs are expensed as incurred.

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

To date, there has not been financial close on any of the Company's waste disposal projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At December 31, 2002, $8,351,000 has been capitalized relating to waste-to-energy projects in Puerto Rico, the U.S. Virgin Islands, Costa Rica, and Collier County, Florida. The Company expects to recover this investment through the income generated by the waste recycling projects.

Debt Summary

As of December 31, 2002, assets with a book value of $20,383,000 were encumbered by $15,477,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	12/31/02

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/03	$ 7,030

Mercantile Mortgage Corporation -
Development Loans	(b)	9,840	P+.75%	7/25/04	3,958

TJJ Corporation - Credit Agreement	(c)	4,000	15%	9/30/05	4,197

M & T Bank - Mortgage	(d)	227	8%	6/30/05	173

American Federal Savings Bank - Development Loan	(e)	118	P+1%	6/30/03	119
		$ 21,950			$ 15,477

* P = Prime lending interest rate
(a)	This loan provides an operating line of credit. $1,000,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%.

(b)

This loan is for the development of the Brandywine project and is secured by a first deed of trust on the Brandywine property. The loan is broken down into three loans for development use: infrastructure, single-family, and townhome. Included in the "maximum borrowings" is an interest reserve on each loan sufficient to provide for the payments of interest through the term of the loans. Principal curtailments are due as sales occur.

(c)

This credit agreement provided funds for the repayment of a portion of the cashflow note between SCA and Brandywine Investment Associates, LP ("BIA"), and bears interest at 15%, of which 12% is paid monthly and 3% is deferred and compounds. There is also a lending fee on the loan due at the time of principal repayment. The lending fee is an amount calculated to bring the combined return on the loan equal to a 25% Internal Rate of Return. Fee and principal payments are due during the third quarter of 2003, 2004, and 2005. Under terms of the Agreement, the Partnership may repay up to $4 million of the note balance due to SCA. As of December 31, 2002, $3,840,000 of interest and principal has been repaid. At December 31, 2002, the balance of $4,197,367 included $35,667 of deferred interest and $161,700 of accrued lending fee.

This is a $4 million credit agreement relating to its Brandywine project. The debt is guaranteed by IBC, which is required to maintain a defined adjusted net worth of not less than $6.4 million pursuant to the Guaranty Agreement. Under the Guaranty Agreement, IBC must be in compliance with the adjusted minimum net worth requirement effective December 31, 2002, and provide a copy of that computation to the lender by March 31, 2003. If IBC dos not meet the net worth requirement by December 31st, it has until March 31st to cure any default. At the time of this filing, IBC has not completed closing their books or the related net worth test. However, Management expects that IBC will comply with the requirement.

This loan also is guaranteed by SCA and IGC. In addition, there is an Environmental Indemnification Agreement in place among the Lender, BIA, IGC, and James J. Wilson, individually, the CEO of IGC.

(d)	This mortgage note requires monthly principal and interest payments of $1,818.

(e)

This note requires monthly interest payments. The amounts due represent construction costs on a home where the customer was unable to obtain timely permanent financing. As of March 17, 2003, the debt has been retired.

Contingent Debt

The Company is contingently liable on two debts relating to the Westbury project, which was sold to IBC in December 2002. As part of the purchase price, IBC assumed debt totaling $795,000, however, the lender has not released IGC. Of that amount, $63,000 was retired in February 2003. As a result, the Company is contingently liable on the remaining debt, but does not expect to be required to make any payments as a result of this contingency.
Balance
	Maximum	Interest	Maturity	Outstanding
	Borrowings	Rate *	Date	12/31/02

Winston Corporation - Land Note (1)	$ 732	9%	11/1/03	$ 732

First National Bank of St. Mary's - Town Home Development Line	$ 460	P+2.5%	1/15/03	63**

* P = Prime lending interest rate
** This debt was fully repaid during February 2003

(1) An event of default has occurred on the Winston Corporation land note, as IBC has not made the March 1, 2003 interest payment in the amount of $5,493.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor's Report

To the Partners of

Interstate General Company L.P.

Middleburg, Virginia

We have audited the accompanying Consolidated Balance Sheet of Interstate General Company L.P. (a Delaware limited partnership) and subsidiaries (the "Company") as of December 31, 2002 and the related Consolidated Statements of Loss, Changes in Partners' Capital and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate General Company L.P. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations in order to meet its operating, debt service, and project development needs. In addition, the Company has approximately $7,400,000 in debt maturing in December 2003, and projects a negative cash flow from operations for 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Furthermore, as discussed in Note 4, certain waste technology costs have been capitalized with recovery dependent upon future revenues from the construction and operation of the waste disposal plants. Realization of the carrying amount of these assets is dependent on the success of the Company's future operations and its ability to raise capital for the projects. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARONSON & COMPANY

Rockville, Maryland

February 14, 2003

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
ARTHUR ANDERSEN LLP

Vienna, Virginia

April 12, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN, LLP ("ANDERSEN") REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts)

	YEARS ENDED DECEMBER 31,
	2002	2001
Revenues
Land sales	$ 4,420	$ 3,881
Interest and other income	156	438
Total revenues	4,576	4,319

Expenses
Cost of land sales	4,473	3,907
General and administrative	2,353	1,941
Interest expense	766	917
Depreciation and amortization	104	94
Wetlands litigation expense	15	263
Write-off of deferred project costs	-	28
Waste project marketing	613	447
Total expenses	8,324	7,597

Loss before minority interest	(3,748)	(3,278)
Minority interest	(1)	(2)
Net loss	$ (3,749)	$ (3,280)

Net Loss
General Partners	$ (38)	$ (32)
Limited Partners	(3,711)	(3,248)
	$ (3,749)	$ (3,280)

Weighted Average Limited Partner Units Outstanding	2,072	2,064

Basic and Fully Diluted Net Loss per Limited Unit	$ (1.79)	$ (1.57)

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	DECEMBER 31,
	2002	2001
Cash and Cash Equivalents
Unrestricted	$ 395	$ 72
Restricted	70	121
	465	193
Assets Related to Waste Technology Projects
Deferred Costs	8,351	7,428
Property, plant and equipment less accumulated depreciation
of $216 and $187 as of December 31, 2002 and 2001, respectively	177	193
Other assets	3	4
	8,531	7,625
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	7,801	6,318
Brandywine, Maryland	12,265	12,954
Other Maryland and Virginia locations	-	2,598
Accounts receivable, and other assets	795	456
Receivables - IBC	704	-
	21,565	22,326
Assets Related to Discontinued Operations
Receivables and other	145	186
	145	186
Receivables & Other Assets
Receivables	19	24
Receivables - IBC	93	-
Other assets - deposits and prepaids	436	265
Property, plant and equipment, less accumulated depreciation of
$128 and $28 as of December 31, 2002 and 2001, respectively	26	40
	574	329

Total Assets	$ 31,280	$ 30,659

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEETS (In thousands)
LIABILITIES AND PARTNERS' CAPITAL
	DECEMBER 31,
	2002	2001
Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 427	$ 893
Mortgages	173	181
	600	1,074

Liabilities Related to Land Development
Development loans	3,958	5,209
Wetlands remediation accrual	1,500	-
Deposit on lot sale contract	500	-
Accounts payable and accrued liabilities	544	502
	6,502	5,711

Liabilities Related to Discontinued Operations
Development loans	119	118
Accounts payable and accrued liabilities	6	64
Reserve for completing discontinued operations	62	100
	187	282
Other Liabilities
Accounts payable and accrued liabilities	705	1,528
Loan payable - IBC and related entities	-	444
Loan payable - credit agreement	4,197	-
Due to managing general partner, IGMC	79	84
Lines of credit	7,030	5,893
	12,011	7,949

Total Liabilities	19,300	15,016

Commitments and Contingencies

Partners' Capital
General partners' capital	4,011	4,049
Limited partners' capital; 2,096 and 2,071 units issued and outstanding
as of December 31, 2002 and December 31, 2001, respectively	7,969	11,594
Total partner's capital	11,980	15,643

Total Liabilities and Partners' Capital	$ 31,280	$ 30,659

The accompanying notes are an integral part of these consolidated statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (In thousands)
	General Partners' Capital	Limited Partners' Capital	Total
BALANCES, December 31, 2000	$ 4,075	$ 14,182	$ 18,257
Net Loss	(32)	(3,248)	(3,280)
Issuance of Warrants and Options	-	88	88
Return on Investment	6	572	578

BALANCES, December 31, 2001	$ 4,049	$ 11,594	$ 15,643
Net Loss	(38)	(3,711)	(3,749)
Issuance of Units	-	86	86

BALANCES, December 31, 2002	$ 4,011	$ 7,969	$ 11,980

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2002	2001
Cash Flows from Operating Activities
Net loss	$ (3,749)	$ (3,280)
Decrease (increase) in operating assets:
Land and development costs (1)	3,565	1,247
Deferred waste project costs	(923)	(1,822)
Homebuilding construction costs	-	1,269
Changes in restricted cash	51	90
Receivables and other assets (2)	(1,294)	8,083
(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses, notes payable and other liabilities	(2,057)	(1,647)
Deposit on land sale contract	500	-
Net cash (used in) provided by operating activities	(3,907)	3,940

Cash Flows from Financing Activities
Cash proceeds from debt financing	6,517	2,832
Payment of debt	(1,843)	(2,598)
Proceeds (payment) of debt to IBC and related parties	(444)	(4,630)
Net cash provided by (used in) financing activities	4,230	(4,396)

Net Increase (Decrease) in Cash and Cash Equivalents	323	(456)
Cash and Cash Equivalents, Beginning of Year	72	528
Cash and Cash Equivalents, End of Year	$ 395	$ 72

Supplemental Disclosures:
Interest Paid	$ 3,032	$ 1,001
Income Taxes Paid	-	-

Notes:
(1) Does not include the $1.5 million dollar charge for the wetlands remediation work referenced in Item 2, Management's Discussion and Analysis, as it is a non-cash item.

(2) On June 6, 2001, IBC, IGC's General Partner purchased the LDA note receivable from the Company for its face amount of $7,575,411 (principal plus accrued interest of $628,325). Working capital advances of $7,002,562 due to IBC and related parties, which includes accrued interest of $72,513, reduced the proceeds from the purchase price of the note. The net proceeds from this transaction were $572,849.

The accompanying notes are an integral part of these consolidated statements.

INTERSTATE GENERAL COMPANY LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001
(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

IGC was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Middleburg, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the AMEX and PCX. IBC and IGMC are the General Partners of the Company. IBC holds a .6667% general partner interest and IGMC holds a .3333% general partner interest, and is the Managing General Partner of IGC. During 1998, the Company's management and the Board of Directors restructured IGC and transferred the primary real estate operations to ACPT and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste recycling projects that use an environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland, as well as a significant interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the outstanding shares of stock of IWT and CWT, excluding shares issued as incentive compensation for employees, are held in the IWT/CWT Trust for the benefit of IGC's unit holders.

(A)	Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of IGC and its majority-owned and controlled partnerships, affiliates, and subsidiaries, after eliminating all inter-company transactions. All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the "Company" or "IGC". As of December 31, 2002, the consolidated group includes IGC, SCA, BIA, AFH, SCO, IWT, CWT, and various inactive entities.

(B)	Sales and Profit Recognition:

Sales revenues and profits from land sales activities are recognized at settlement and only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and the Company has no significant continuing involvement, as stipulated under Financial Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate."

(C)	Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, unrestricted deposits with financial institutions, and short-term investments with original maturities of three months or less. During the year the Company maintained cash accounts that exceeded federally insured limits. Management does not believe that this results in any significant credit risk.

(D)	Cost Capitalization:

The costs of acquiring and developing land are capitalized when incurred and charged to cost of sales as various parcels are sold. The Company's interest costs related to land development are allocated to various parcels based on their relative sales value. The portion of interest allocated to BIA's land, lots under development, and community infrastructure during the development period is capitalized to the extent of qualifying assets, and total $2,199,052 at December 31, 2002. The Company carries land and development costs at the lower of cost or net realizable value.

(E)	Impairment of Long-Lived Assets:

The Company reviews land and development costs and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair market value determined using a discounted cash flow model.

(F)	Income Taxes

IGC and its controlled partnerships are not subject to U.S. taxes as they are organized as partnerships. Accordingly these financial statements do not contain any provision for Federal or state income taxes relating to activities that are conducted through entities organized as partnerships.

IWT and CWT are organized as Delaware and Puerto Rico corporations respectively, and as a result, are subject to corporate income taxes.

All Federal and state income tax liabilities and/or tax benefits of IGC and its controlled partnerships are passed through to the individual partners in accordance with the Partnership Agreements and the Internal Revenue Code. While IWT and CWT are subject to Federal, state, and Costa Rican corporate income taxes respectively, neither has current income and each has a net operating loss carry-forward available as a deduction against future income.

(G)	Financing and Related Loan Fees:

Financing and loan fees are amortized over the term of the loans using the straight-line method. During the year ended December 31, 2002, the Company incurred additional loan fees in connection with Collateral Mortgage Capital, TJJ Corporation, and Mercantile Mortgage Corporation debt, totaling approximately $348,000. Amortization of these fees is capitalized to land and development costs and expensed to cost of sales as land parcels are sold.

(H)	Depreciation and Amortization

Buildings are depreciated over 35 to 40 years using the straight-line method. Furniture, fixtures and equipment are depreciated over four to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method.

(I)	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" during 1996. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore the adoption of this Statement did not have any effect on the financial results of the Company (see Note 8).

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

(J)	Loss Per Unit

Basic loss per unit is computed as net loss multiplied by the limited partner ownership interest, 99%, divided by the weighted average units outstanding. Dilutive earnings per unit is calculated using the weighted average units plus dilutive effects of potential units of options and warrants outstanding during the period unless the effect would be anti-dilutive.

(K)	Use of Estimates

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

(L)	Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. During 2002, the Company changed its method for presenting BIA from the equity method to the consolidation basis to more accurately reflect the consolidated financial position and results of operations of the consolidated group. This change had no effect on previously reported net income or partners' capital.

(M)	Critical Accounting Policy - Deferred Waste Project Costs

The Company capitalizes the direct costs of procuring waste recycling projects after achieving specific project-related milestones, and when management believes the costs are probable of being realized. All other project development costs are expensed as incurred.

For competitive procurements, costs of preparation and submission of the bid are expensed. When a competitive procurement is won, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

Financial close refers to the date the Company receives all proceeds and commitments necessary to pay for the financing, development, design, construction, and start-up of the facility from the parties providing the financing.

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

To date, there has not been a financial close on any of the Company's waste recycling projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At December 31, 2002, $8,351,000 has been capitalized relating to waste recycling projects in Puerto Rico, the U.S. Virgin Islands, Costa Rica, and Collier County, Florida. Their recovery is dependent upon future revenues from the operation of waste recycling plants.

(N)	New Accounting Policies Not Yet Adopted

Statement of Financial Accounting Standards No. 145, Recission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The portion of this Statement applicable to FASB Statement No. 4, applies to fiscal years beginning after May 15, 2002. The other elements of the Statement became applicable during 2002. The portion of the Statement applicable to Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, has the effect of changing the accounting for gains and losses from debt extinguishments from extraordinary to operating. The Company does not expect this change to have any effect upon adoption.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date an entity made a commitment to an exit plan. SFAS No. 146 concludes that mere commitment to a plan, by itself, does not create an obligation to others that meets the definition of a liability. This Statement describes the costs to exit an activity and when a liability for those costs should be recognized. This Statement is applicable to exit or disposal activities initiated after December 31, 2002. Because of its nature, the Company cannot estimate the effect, in any, upon adoption.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation supersedes FASB Interpretation No. 34 and requires a guarantor to recognize a liability for a non-contingent guarantee based upon the fair value of the guarantee. The Interpretation requires specific disclosures for guarantees, including product warranties, and indirect guarantees. This Interpretation is applicable to guarantees issued or modified after December 31, 2002. The Company does not expect this new standard to have any effect on the Company's financial condition or results of operations upon adoption.

(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY

Unrestricted cash and cash equivalents were $395,000 and $72,000, respectively, at December 31, 2002 and December 31, 2001.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be normal business operating expenses, remediation costs under the Consent Decree, project development costs for IWT and CWT, land development activities, and ongoing debt service of existing loans. The Company is taking the following steps to meets its liquidity requirements.

First, the Company is seeking to refinance its Brandywine property. In its refinancing discussions with prospective lenders, the Company is seeking funding sufficient to 1) provide all funding necessary to complete the project though 2006, 2) retire a $4 million loan, which would greatly reduce the Company's monthly debt service requirements, and 3) provide up to $1 million to reimburse IGC for development costs that it has incurred for this property.

Second, the Company is seeking a joint venture partner for its Town Center South property. Management is seeking funds sufficient to retire a substantial portion of the debt collateralized by the property and to provide additional funding for the Company in exchange for a preferred return for the joint venture partner. Discussions are in an early stage and there is no assurance they will be successful.

The Company also is seeking an outside investor for its waste technology projects discussed in Note 4. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise up to $25,000,000 for continued development of these projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste projects. The Company plans to advance funds to IWT/CWT from the sale of real estate and borrowings in order to continue to pay development costs of the various projects it is pursuing. However, it is not likely that the Company will generate near-term revenues from real estate, or obtain borrowings sufficient to cover the costs of developing its solid waste projects. As a result the Company will need to attract outside equity investors to assist in paying the project development costs necessary to progress to financial close. It could be December 2003, and probably later, before a financial close occurs on any of IWT/CWT's waste projects. Moreover, there is no assurance financial closing will occur on any given project or by any given date or that outside equity investment will be obtained.

The Company is engaged in discussions for the sale of commercial lots, both at Town Center South and at other locations. The Company has signed a $3,250,000 contract for the sale of 13 commercial acres in its Brandywine property. The contract is subject to a 120-day due diligence period that commenced February 18, 2003. Proceeds from resulting sales, after debt service, will be used for remediation costs and general operating expenses.

IGC is due to receive $480,000 from an affiliate in principal plus interest during 2003 on a note receivable relating to the sale of its Westbury property in 2002. In addition, IGC has a working capital support agreement with IBC (an affiliate and General Partner of IGC). However, there is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue operations in 2003.

The Company is subject to a consent decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part I, Item 3 Legal Proceedings). Remediation began in 2000 in conjunction with the development of the Company's Town Center South property. Work was suspended when the Company filed a motion with the District Court seeking to vacate an earlier guilty plea and consent agreement. That motion was denied on July 2, 2002, and the Company has until approximately December 31, 2003 to complete the remediation. If the remediation is not completed on time, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter. Until additional funding is found, the Company does not have sufficient funding available to begin the required work.

IGC has debts totaling $7,408,000 that mature during 2003, of which approximately $7 million is due December 1, 2003. The Company plans to retire this debt through the sale of land parcels and through a joint venture arrangement as previously described. If successful in this regard, the Company expects to retire the balance of the debt maturing in 2003 through the course of business operations.

In addition to the debt and remediation obligations described above, the Company has the following non-cancelable commitments during the course of 2003. The Company has lease obligations of $115,000 and salary commitments of approximately $2 million. The Company's budgeted basic operating expenses for 2003 are approximately $3.3 million (inclusive of the amounts previously described in this paragraph). Although, as mentioned, the Company is in discussions with a number of possible investors and lenders, these discussions are in an early stage and the Company has received no commitments nor have the talks progressed to the point where management can predict the likelihood of success or provide assurance that the funds necessary for the Company to continue its operations in 2003 will be obtained.

(3)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of December 31, 2002, $638,000 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.

(4)	INVESTMENT IN WASTE TECHNOLOGIES

In 1990, IGC formed IWT to develop innovative solutions for the disposal of municipal waste and to pursue waste recycling contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second affiliate, CWT, was formed in Puerto Rico. CWT was established to perform waste recycling projects in the Caribbean.

IWT/CWT's business plan is to develop and operate waste recycling projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to build, own, finance, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer, HDR, the contractor, H. B. Zachary, and the operator, a subsidiary of the Vivendi Environmental Group, the world's most experienced waste plant operator. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste facilities in North America and the Caribbean using the Thermoselect technology.

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and construct a Thermoselect facility to process waste from the metropolitan San Juan area. In January 2001, a new governor took office in Puerto Rico. The new administration is in the process of revising its Solid Waste Management Plan. CWT is still actively pursuing approval of the facility and ultimately believes it will be successful in completing the Caugus project. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community agreement mentioned above. Caguas government officials and CWT management currently are in talks with municipalities, the Puerto Rico Solid Waste Management Authority, and other central government officials to gather support for the Caguas solid waste project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-processing contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. Contract negotiations with the electric utility have restarted and CWT is making every effort to conclude them as soon as possible.

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities that make up the metropolitan San Jose, Costa Rica area. The memorandum is based on a proposal for a 480,000-ton solid waste processing facility. A letter committing to purchase the export electricity has been received from the government-owned electric utility. Contract negotiations with the municipalities and the electric utility are under way.

IWT was selected in a competitive procurement in Collier County, Florida to negotiate a contract for a solid waste gasification plant. Several meetings have taken place with the county and its advisors. The Board of Supervisors voted in connection with the project on March 11, 2003 to pursue further cost negotiations with IWT.

IWT is also in the early stage of discussions with interested parties in Florida, South Carolina, Virginia, Connecticut, and Texas. IWT is also pursuing projects elsewhere, all of which are in early stages.

As of December 31, 2002, certain IWT/CWT deferred costs related to projects being pursued in the Virgin Islands, Puerto Rico, Costa Rica and Collier County, Florida have been capitalized in accordance with the Company's capitalization policy on deferred waste project costs. Please refer to Note 1 to the financial statements.

At December 31, 2002 and 2001, deferred costs regarding waste technology, net of direct write-offs, were $8,351,000 and $7,428,000, respectively.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act ("CWA"), and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste recycling contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.
(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, and receivables. The following table summarizes the indebtedness of IGC at December 31, 2002 and 2001 (in thousands):
			Outstanding December 31, (in thousands)
	Maturity Dates From/To	Interest Rates* From/To	2002	2001
Related to waste technology ventures:
Mortgage	06/30/05	7.85%	$ 173	$ 181

Related to land development:
Development loans	7/25/04	P+.75%	$ 3,958	$ 5,209

Related to discontinued operations:
Development loan	6/30/02	P+1%	$ 119	$ 118

General:
Line of credit	12/1/03	P+1% - Floor of 9.5%	$ 7,030	$ 5,893

Credit Agreement	09/30/05	15%	$ 4,197	$ -

Related Entity (1)	Demand	P+1%	$ -	$ 444
Total debt			$ 15,477	$ 11,845

*P = Prime lending interest rate
(1) = IBC and related entities note payable

As of December 31, 2002, the $173,000 of recourse debt related to waste technology mortgages is collateralized by an office building with a book value of $173,000.

As of December 31, 2002, the $3,958,000 of recourse debt related to land development assets is collateralized by land development assets with a book value of $12,265,000.

As of December 31, 2002, the $7,030,000 line of credit is collateralized by land assets with a book value of $7,801,000.

The Company is contingently liable on two debts relating to the Westbury project, which was sold to IBC in December 2002. As part of the purchase price, IBC assumed debt totaling $795,000. Of that amount, $63,000 was retired in February 2003. As of this filing, the Company has not been released of the remaining $732,000 of debt. In addition, an event of default has occurred on this note, as IBC has not made the March 1, 2003 interest payment in the amount of $5,493.

The stated maturities (assuming no accelerations) of the Company's indebtedness at December 31, 2002 are as follows (in thousands):

2003	$ 7,408
2004	3,716
2005	4,353
$ 15,477

The interest costs incurred during 2002 and 2001 were accounted for as follows (in thousands):

	2002	2001

Expensed	$ 911	$ 1,035
Capitalized	887	673
	$ 1,798	$ 1,708

(6)	COMMITMENTS AND CONTINGENT LIABILITIES

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, LP ("SCA"), and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the consent decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in another location in St. Charles.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the consent decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the consent decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters now on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company is obligated to complete the previously ordered restoration not later than 15 months from the date the District Court decision became final.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. When work was suspended, it was estimated that the remaining cost would be $1.5 million. When the Company resumes the remediation, as is now required, the cost may exceed that previous estimate due to the passage of time and the interruption of the work. The Company has until approximately December 31, 2003 to complete the work.

The $1.5 million estimated cost for the remediation is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized to the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the estimated net realizable value from the sale of the 80 acres of commercial property in Towne Center South will exceed the asset recorded on its balance sheet, which includes the $1.5 million accrual.

The Company intends to fund the cost of remediation by a combination of real estate sales and borrowing secured by real estate. The most likely source of funding for the remediation is from the refinancing of Brandywine discussed above. While negotiations with prospective lenders are on going, no lender has yet committed to the refinancing. If the remediation is not completed on time, the Company is liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for days 31 through 60, and $3,000 per day thereafter.

Sewer and Water Litigation

In St. Charles Associates LP, et al. v. County Commissioners of Charles County, et al., No. 89-720 (Circuit Court for Charles County, Maryland), the Company sought, among other things, a court ruling that Charles County was not entitled to impose sewer and water connection fees at the then-existing level upon residential units in the St. Charles Communities. That aspect of the litigation was settled by agreement dated November 1989, which was confirmed in a Consent Decree entered in March 1990.

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

As part of this settlement, the Company received a sewer connection refund during the third quarter. The Company's share of the refund is approximately $150,000.

Langley v. St. Charles Associates, et al.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company. The plaintiffs have filed an appeal in the Maryland Court of Special Appeals.

Other

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of such a degree whereby there would be a material adverse impact on the financial condition or results of operations of the Company.

Guarantees

The Company is guarantor of 32 letters of credit and surety bonds amounting to $5,244,000 for land development completion and homebuilding warranties. In addition, the Company is still contingently liable on $1,104,000 of bonds related to certain land improvements in St. Charles, Maryland for properties that were transferred to ACPT in 1998 as part of the Distribution (see footnote 1). As part of this transfer, ACPT assumed responsibility for the bonds and their related liability. The Company does not expect these bonds to be called or to incur any liability relating to their release.

(7)	RELATED PARTY TRANSACTIONS

Certain officers, directors, and a general partner of the Company, IBC, have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Year Ended December 31,
		2002	2001
Land Sales
Land Sales Revenue, IBC, general partner of IGC - Westbury	(A1)	$ 2,620	$ -
Land Sales Revenue, IBC, general partner of IGC - Pomfret	(A2)	-	3,325
		$ 2,620	$ 3,325
Cost of Land Sales
Cost of Sales, IBC, general partner of IGC - Westbury	(A1)	$ 2,618	$ -
Cost of Sales, IBC, general partner of IGC - Pomfret	(A2)	-	3,301
		$ 2,618	$ 3,301
Interest and Other Income
LDA, affiliate of ACPT	(B10)	-	271
Smallwood Village Associates, affiliate of IBC	(B12)	3	-
IBC, general partner of IGC	(A1)	1	-
		$ 4	$ 271
General and Administrative Expense
IBC, general partner of IGC	(B1, 8)	$ 21	$ 16
American Rental Management Company ("ARMC"), subsidiary of ACPT
for support and other services	(B2)	22	15
Interstate General Properties (IGP), tax support services and other	(B3)	-	-
Equus, affiliate of IBC, consulting fee	(B4)	(108)	(453)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(200)	(200)
		$ (265)	$ (622)

Interest Expense
IBC, general partner of IGC	(B6)	$ 83	$ 191
Affiliates of IBC	(B7)	-	31
Interstate General Properties (IGP), other	(B9)	1
		$ 84	$ 222

		Balance December 31, 2002	Balance December 31, 2001
BALANCE SHEET IMPACT:

Other Assets
Receivables:
IBC, note receivable, Westbury	(A1)	$ 704	$ -
IBC, receivables	(B6 & B8)	93	4
		$ 797	$ 4
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ -	$ 444
Accounts payable to IBC for miscellaneous	(B8)	10	5
Advances, IGMC, IGC's managing general partner	(B11)	79	84
Accounts payable to IGP for tax support services	(B3)	60	60
Accounts payable to IGP for miscellaneous	(B9)	17	16
Accounts payable to ARMC for support services	(B2)	82	46
		$ 248	$ 655
(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or comparable sales to third parties.

(1)

In December 2002, IGC sold its Westbury project to IBC for $2,620,000. As part of the purchase price, IBC assumed debts totaling $795,000, and IGC accepted a note receivable in the amount of $703,004. Accrued and unpaid interest on the principal balance outstanding is due and payable monthly with the principal payment. The principal of the note is payable in equal monthly installments of $40,000 plus interest at prime plus one percent per annum. The note matures on June 20, 2004. At December 31, 2002, IGC had not been released of that debt by the Lenders, however, $63,000 of the debt was retired in February 2003. As of the sale date, assets with a book value of $2,617,000 collateralized this debt.

(2)	On June 29, 2001 IGC sold Pomfret, LLC to IBC for $3,325,000 based on a recent appraisal.
(B)	Other

Other transactions with related parties are as follows:
(1)	Beginning October 1, 2000 and as of December 31, 2002, IGC rents office space from Smallwood Village Associates, LP, an affiliate of IBC, at prevailing market rental rates.

(2)

During 2001 and 2002, ARMC, an affiliate of ACPT, provided IGC with land development, human resources, and other miscellaneous administrative support services. In addition, ARMC provides the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(3)	During 1999 and ending August 31, 2000, IGP, a subsidiary of ACPT, provided IGC with tax support services.

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus Entertainment Corporation, an affiliate of IBC, providing for a consulting fee of $11,250 per month until October 15, 2000. On October 16, 2000, the fee increased to $33,333 per month plus related benefits. Beginning January 1, 2002, the consulting agreement terms changed and are adjusted quarterly based on the percentage of Mr. Wilson's time spent on Equus matters.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with ARMC (a subsidiary of ACPT), providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson. In May 2002, IBC began funding payments as an offset against amounts due from IBC to ACPT for other contractual matters between these entities. Please refer to ACPT's December 31, 2001 10K filing for further information.

(6)

The Company historically has received working capital advances from IBC and its affiliates, which were previously secured by a note receivable ("LDA note") from LDA, a subsidiary of ACPT. Beginning April 1, 1999, interest accrued at 1.5% over the prime rate, subject to a 9% ceiling. In the second quarter of 2001, IBC purchased the LDA note from IGC with the approval of the Company's Board of Directors for an amount equal to the principal balance due plus accrued interest thereon. All previous working capital advances were applied to the purchase price of the note. The balance of the purchase price has been paid in cash.

On December 3, 2001, IGC signed a new working capital agreement with IBC. Interest accrues at prime plus 1%. Advances under this agreement are secured by the first available funds following financial close on any IWT/CWT solid waste project. As of December 31, 2002, there is an $83,000 receivable from IBC which represents credits available for 2003 working capital advances.

(7)

Through December 31, 2000, IGC received working capital advances from Insular Properties, LP ("Insular") and Santa Maria Associates, SE ("Santa Maria"), affiliates of IBC. The interest on these funds accrues at 1.5% over the prime rate, subject to a 9% ceiling. During the second quarter of 2001, IBC assumed these liabilities in conjunction with its acquisition of the LDA note.

(8)

During 2001, and continuing in 2002, IGC incurred shared expenses with IBC for office supplies and services. For the years ended December 31, 2002 and 2001, IGC owes IBC $10,000 and $5,000, respectively.

(9)

Beginning October 1998, and ending July 2000, IGP, a subsidiary of ACPT, paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of December 31, 2002 the principal amount due is $13,193; accrued interest is $3,527.

(10)

Pursuant to the terms of IGC's Restructuring Agreement, IGC retained a note receivable from LDA. This note accrued interest at prime plus 1.5%, subject to a 6% floor and 9% ceiling. Refer to B(6) above for further information.

(11)

The Company advances funds to IGMC, its managing general partner, to pay for miscellaneous expenses such as annual filing fees. During 2001, IGMC advanced amounts to IGC from a stock sale transaction in which IGMC sold shares of ACPT. All proceeds from the sale were applied to amounts due ARMC for items listed in B(2). The Company continues to advance IGMC its basic operating costs as needed.

(12)	During 2001 and 2002, IGC provided IBC with tax support services. The payment for these services was used to reduce the Company's office rental expense due to an affiliate entity of IBC.

(8)	OPTIONS, APPRECIATION RIGHTS, AND WARRANTS

IGC maintains Unit incentive plans for directors (the "Directors' Plan") and employees (the "Employees' Plan"). These plans were amended in 1994 and 1995 to allow for the issuance of Unit Appreciation Rights and other incentive awards.

The Directors' Plan is for directors of the managing general partner who are not officers or employees of the Company or of any General Partner or affiliate of the Company. The Directors' Plan was amended, restated, and adopted by the Company's Board of Directors during 2002.

The Employees' Plan is for employees of IGC (due to the Distribution, the employees may be current employees of ACPT), including employees who are Directors of any General Partner of IGC or of any affiliate of IGC. The Employees' Plan expired on September 22, 1997 and the Company now issues individual options as needed.

Under the terms of the plans, directors and employees may be granted options, incentive rights, or other Unit-based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee".)

On December 19, 2002, two of the Company's outside Directors were issued 25,468 total IGC Units under the Directors' Plan, in lieu of cash, for payment of directors' fees and expenses totaling $86,000. As of December 31, 2002, a total of 27,356 IGC Units are reserved for issuance under both the Directors' and Employees' Plan.

Options

On July 17, 2001, a former IGC employee elected to exercise 1,200 IGC options that were granted October 22, 1990. The fair market value of the IGC units on this date was $12.50. A $10,957 expense related to the exercise and the corresponding $15,000 increase to limited partners' capital was recognized in 2001. The options had an exercise price of $3.71 per unit. As of December 31, 2002, all recorded option contracts have been fulfilled.

Appreciation Rights

Under the terms of the above Plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive, upon vesting, an amount payable in cash, Class A Units of the Company, other property, or some combination thereof, as determined by the Committee. The amount received upon exercise on or after January 20, 1995, is based on the excess of the fair market value of the Company's Units on the exercise date, plus, for rights granted prior to 1995, 50% of the fair market value of Equus Gaming Company, LP ("Equus") Units on the exercise date, over the base price of the Unit Appreciation Rights specified in the individual rights agreements or individual employment agreements. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning ten trading days before the exercise date and ending on the ninth day after the exercise date. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to this date, the Company's market price still reflected the value of its interest in Equus, which was spun off at that time. The number of stock appreciation rights outstanding, that were exercisable, but not exercised prior to October 19, 1998, was reduced as a result of a 1 for 5 reverse unit split. On January 1, 2002, 2,500 units of appreciation rights were granted in connection with the Employees' Unit Incentive Plan.

As a result of the significant decrease in the price of IGC units over last year, a credit was made to compensation expense in the amount of $41,000 and $118,000 for the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2002, the dates that the 31,300 outstanding Unit Appreciation Rights become vested, and their expiration dates, are as follows:
	Rights Expiring
Rights Vest and Exercisable at:	May 15, 2004	August 13, 2007	June 13, 2010	January 1, 2012

December 31, 2001	11,300	8,000	2,500	---
January 1, 2002	---	---	2,500	---
July 1, 2002	---	---	---	2,500
August 13, 2002	---	2,000	---	---
January 1, 2003	---	---	2,500	---
	11,300	10,000	7,500	2,500

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

On June 11, 2001, the investment-banking firm mentioned above exercised its warrants to purchase 19,733 of the 20,000 IGC units. The Company then issued 14,193 Class A Units of IGC as part of a cashless exercise. The expense related to these warrants was recognized based upon the market value when issued, and the corresponding liability accrued. Upon exercise in 2001, the liability was reduced for the number of warrants exercised and limited partners' capital increased by the related liability reduction of $72,624. ACPT shares were not issued as part of this transaction as the exercise price exceeded the current market value of the ACPT stock. As of December 31, 2002, warrants to purchase 267 IGC units remain outstanding and all original warrants in regard to ACPT shares remain outstanding.

(9)	RETIREMENT AND PROFIT SHARING PLANS

IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they have completed a minimum employment period of generally one year. IGC's contributions to the Retirement Plan for eligible employees were equal to 4% of basic salaries and wages for 2002 and 2001 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries that exceeded the U.S. Social Security taxable wage base. Employees' salaries in excess of $200,000 for 2002 and $170,000 for 2001 were excluded from the calculation of contributions. Contributions to the Retirement Plan were $67,000 and $70,000 for the years ended December 31, 2002 and 2001, respectively.

In 1987, IGC established an incentive compensation plan (the "Profit Sharing Plan") based on net income of the Company. No contributions were made for 2002 or 2001.
(10)	INCOME TAXES

The consolidated financial statements of the Company include the accounts of IGC and its majority-owned and controlled partnerships, affiliates, and subsidiaries, after eliminating all inter-company transactions. IGC and its majority-controlled partnerships ("the partnerships") are taxed as partnerships under applicable provisions of the tax code as described below. IWT and CWT are organized as C corporations. Their tax treatment is discussed below.

Entities Subject to Partnership Taxation Provisions

IGC is a partnership and accordingly is not subject to U.S. taxes. These financial statements do not contain any provision for Federal or state income taxes for 2002 or 2001 relating to IGC or its consolidated partnerships. All Federal and state income tax liability and/or tax benefits are passed through to the individual partners in accordance with the Partnership Agreement and the Internal Revenue Code.

IGC had been grandfathered through 1997 as a non-tax paying public partnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporations as long as a substantial new line of business is not added. Beginning in 1998, however, IGC could be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends, and real property income. IGC was in compliance with these requirements as of December 31, 2002. If IGC is not in compliance with the 90% test in any given taxable year, it will be taxed as a corporation at statutory corporate rates and those taxes could be substantial. As of December 31, 2002, IGC continues to qualify as a non-tax paying public partnership.

Entities Subject to Corporate Taxation Provisions

At December 31, 2002 IWT has net operating loss carry-forwards of approximately $6,899,000, which are available to offset future taxable income through 2015.

CWT is a Puerto Rico corporation subject to Puerto Rican income taxes. At December 31, 2002 CWT has net operating loss carry-forwards of approximately $135,000, which are available to offset future taxable income through 2007.

A reconciliation of the statutory rate to the Company's effective rate for the years ended December 31, 2002 and 2001 is as follows:
Taxes at statutory rates:	2002	2001

Federal - 34%	$ (158,000)	$ (135,000)
Puerto Rico - 20%	(6,000)	11,000
State taxes, net of federal benefit	(18,000)	(16,000)
Change in valuation allowance	182,000	140,000
Provision for income taxes	$ -	$ -

Deferred income taxes arise primarily from the net operating tax loss. The Company's deferred tax assets at December 31, 2002 and 2001 consist of:
	2002	2001

Deferred tax asset, net operating loss carry-forward	$ 2,646,000	$ 2,464,000
Valuation allowance	(2,646,000)	(2,464,000)
Net deferred tax asset	$ -	$ -

The Company provides a valuation allowance account for deferred tax assets that will most likely only be realized as the result of operations of waste recycling projects that will be conducted via IWT and CWT. Until such time as contracts are signed and the Company proceeds to financial close for a project, the Company will provide a valuation allowance for the tax benefit relating to such operations.
(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 requires the disclosure of the fair value of financial instruments. Whenever possible the estimated fair value has been determined using quoted market information as of December 31, 2002. The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in the market since the Company may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2002, therefore, current estimates of fair value may differ significantly from amounts presented. Below is a summary of significant methodologies used in estimating fair values at December 31, 2002.

Cash and cash equivalents: includes cash and securities with maturities of less than 90 days, which are valued at their carrying value.

Notes Receivable: includes interest and non-interest-bearing notes receivable. Fair value is based on the presentage value of the notes discounted at the Company's general cost of borrowing, prime plus one percent.

Development Loans and Lines of Credit: consists of instruments in which the certain of the Company's real estate assets are used as collateral. The fair value of these instruments is based on the current market rate for similar borrowings.

Loan Payable: In 2002, consists of mezzanine financing secured by the Company's Brandywine property. The fair value of this note is based on the estimated cost of similar borrowings. In 2001, this consisted of a note payable that had been used to fund operating capital requirements. The note is subject to interest at prime plus one percent. The fair value of this note is based on current market rates for similar borrowings.

Mortgages: Consists of a mortgage against one of the Company's offices. The fair value of this note is based on the current market rate for similar borrowings.

The following table summarizes the fair value of the Company's financial instruments (in thousands) as of December 31, 2002:
	Fair Value of Financial Instruments
	(In Thousands)
	As of December 31,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and Cash Equivalents	$395	$395	$72	$72

Notes Receivable	$849	$589	$186	$171

Development loan and lines of credit	$11,107	$10,423	$11,220	$10,596

Loan Payable	$4,197	$3,219	$444	$444

Mortgages	$173	$140	$181	$138

(12)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and homebuilding operations conducted by AFH, which have been discontinued. Refer to Note 3 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 2002 and 2001 (in thousands):
		IWT/CWT	Land and Other	Home Building (discontinued)	Inter-Segment	Total
2002

Total Revenues	(1)	$ -	$ 4,576	$ 1	$ -	$ 4,576
Interest income	(1)	2	5	8	-	6
Interest expense	(1)	13	753	3	-	766
Depreciation and amortization		20	84	-	-	104
Loss before minority interest	(1)	(831)	(2,917)	(39)	-	(3,748)
Net loss	(1)	(831)	(2,918)	(39)	-	(3,749)
Total assets		1,590	56,076	(1,536)	(24,850)	31,280
Additions to long-lived assets		923	959	-	-	1,882

2001

Total Revenues	(1)	$ -	$ 4,319	$ 1,705	$ -	$ 4,319
Interest income	(1)	-	308	5	-	308
Interest expense	(1)	17	900	1	-	917
Depreciation and amortization	(1)	17	77	2	-	94
Loss before minority interest	(1)	(652)	(2,627)	(398)	-	(3,278)
Net loss	(1)	(652)	(2,628)	(398)	-	(3,280)
Total assets		2,879	53,449	(1,441)	(24,228)	30,659
Additions to long-lived assets		1,850	2,660	-	-	4,510

(1) Amounts reported for the discontinued segment are not included in the totals for these items.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 11, 2002 the Company filed Form 8-K with the Securities and Exchange Commission to report a change in certifying accountants. Please refer to that filing and the amended filing dated July 31, 2002 for further details.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of IGC's managing general partner, IGMC, is as follows:
Name	Age	Office

James J. Wilson	69	Chairman, Director and Chief Executive Officer

Mark Augenblick	56	Director, Chief Operating Officer

James R. Treptow	56	Director

Ernst Ringle	70	Director

John H. Gibbons	74	Director

The following are the executive officers of IGC as of December 31, 2002:
Name	Age	Office

James J. Wilson	69	Chairman, Chief Executive Officer

Mark Augenblick	56	President, Chief Operating Officer

Paul Dillon	42	Vice President, Chief Financial Officer

Francis C. Campbell	62	President, IWT and CWT (affiliates of IGC)

Larry F. Liddle	59	Vice President, IWT and CWT (affiliates of IGC

Term of Office. Directors of IGMC serve a one-year term of office subject to their successor being selected and qualified. Directors remain in office until succession, resignation, or removal. Under the IGC Partnership Agreement, IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC. As practicable, an additional one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates. The remaining directors are to be persons who are officers of IGC. Messrs. Treptow, Ringle, and Gibbons currently serve as the unaffiliated directors. Mr. James J. Wilson serves as the IBC director designate.

James J. Wilson has been Chairman of the Board of IGMC since its inception in 1986. He also served as its President from 1986-1996. He is the founder of IGC and has been Chief Executive Officer of IGC and its predecessors since its inception in 1957, and was President from 1957-1994. He was named IGC Chairman in 1994. He is the founder of IBC and its predecessors, and served as IBC's Chairman of the Board and Chief Executive Officer since 1957 and as its President from 1957-1994. Mr. Wilson holds a degree in civil engineering from Manhattan College in New York City.

Mark Augenblick became a Director of IGMC and Vice Chairman of the Company in March 1998. Prior to joining the Company, Mr. Augenblick was a partner in the Washington, D.C. law firm of Shaw, Pittman, Potts and Trowbridge, where he practiced for twenty-seven years. Mr. Augenblick received his B.A. from Brown University and his J.D. from Columbia University Law School.

James R. Treptow was appointed a Director of IGMC in December 1999. He is President and Chief Executive Officer of Magellan Resources. Prior to that he was responsible as the company owner or co-owner for the financing and development of 45 commercial real estate projects located in Texas, California, Georgia, Louisiana and Virginia, totaling approximately 9 million square feet with an aggregate market value of approximately $1.2 billion. Mr. Treptow holds a degree in Industrial Management and Finance from the University of Texas at Austin.

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
					Long-Term Compensation
	Annual Compensation				Awards
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (2)	Securities Underlying Options/ SAR's #	All Other Compensation ($) (1)

James J. Wilson (3)	2002	475,200	-	-	-	12,604
Chairman & CEO	2001	500,200	-	-	-	10,384

Mark Augenblick	2002	424,600	-	-	-	32,604
Vice-Chairman &	2001	426,000	-	-	-	34,584
President

Paul Dillon	2002	124,200	-	-	-	6,521
Vice President & CFO	2001	124,200	-	-	-	6,701

Francis Campbell	2002	193,600	-	-	-	12,074
President, IWT/CWT	2001	195,200	-	-	-	10,384

Larry Liddle	2002	119,200	-	-	-	6,124
Vice President	2001	120,200	-	-	-	6,384
IWT/CWT
(1)	Reflects IGC's contributions to the Retirement Plan discussed below and Director's fees from IGMC.

(2)	Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.

(3)

In October 1998, Mr. Wilson entered into a 10-year consulting agreement with ARMC (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for the first two years, then $200,000 per year for the remaining eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson.

(4)

Effective December 1, 2002, each of the above listed officers executed a salary deferral agreement. Under terms of the agreement, the officers consented to defer 20% of their base compensation until such time as the company's financial position improves in order to allow repayment.

Employment Agreements. Mr. Wilson's employment agreement commenced January 1, 2002, and renews annually unless terminated by either party. This agreement provides for a base salary of $500,000, certain fringe benefits, and death or disability benefits.

Mr. Augenblick entered into a four-year employment agreement with the Company commencing March 23, 1998. The agreement was formally extended effective March 23, 2002, and renews annually thereafter, unless terminated by either party. The agreement provides for a compensation package totaling $450,000, which is comprised of salary and directors' fees, plus shares in IWT and CWT, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Dillon's employment agreement is for a one-year period, was renewed January 1, 2003, and renews annually thereafter, unless terminated by either party. The agreement provides for a base salary of $130,000, certain fringe benefits, death or disability benefits, stock appreciation rights, and severance pay for the unexpired term of the contract.

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

Directors. Directors of the Managing General Partner who do not receive salaries from the Company or affiliates, except Mr. Augenblick, receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. During 2002, the directors' fees totaled $110,800, of which $17,009 remained to be paid as of December 31, 2002. During 2002, two Directors elected to receive IGC Units in lieu of cash for a portion of their fees. On December 19, 2002, 25,468 Units with a market value of $86,591 as of that date, were issued in accordance with this election.

IBC indemnifies the directors of the Managing General Partner against any liability (including legal fees and expenses) arising out of their serving in such capacities, except for liabilities arising out of the gross negligence or willful misconduct of such directors.

Unit Options and Unit Appreciation Rights. IGC's employees, including its directors and officers, are eligible to participate in the Unit Incentive Plan (the "Employees Plan"). Under the Employees Plan, a committee composed of the independent directors of IGMC (the "Committee") awards Unit options ("Options") or Unit Appreciation Rights ("Rights") to employees and officers on the basis of their performance. The Rights entitle the holder to receive, upon vesting, an amount payable in cash, Class A units of the Company, other property, or some combination thereof, as determined by the Committee. The amount received upon exercise is determined based on the excess of the fair market value of the Company's Units on the exercise date, (plus 50% of the fair market value of Equus Units on the exercise date for Rights granted prior to 1995), over the base price of the Right specified in the individual rights agreements. Please refer to page 44 for further information.

Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 2002 or 2001.

Retirement Plan. IGC maintains the Retirement Plan for eligible employees of the Company. Employees are generally eligible to participate when they complete one year of service. Contributions to the Retirement Plan in 2002 and 2001 were in amounts equal to 4% of base salaries and wages not in excess of the U.S. Social Security taxable wage base, and 8% of salaries (limited to $200,000 for 2002, and $170,000 for 2001) which exceeded that wage base. Additional contributions to the Retirement Plan can be made pursuant to the Profit Sharing Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Units that were beneficially owned on March 1, 2003 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by named executive officers of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group. Except where noted, the address for the beneficial owner is 222 Smallwood Village Center, Waldorf, Maryland, 20602.
	Beneficial Ownership (1)
Name of Beneficial Owner	Number of IGC Units	Percent

James J. Wilson (2)	6,136	0.3

Mark Augenblick	0	0

Paul Dillon	0	0

Francis C. Campbell	0	0

Larry Liddle	0	0

All executive officers of IGC and
directors of IGMC as a group	6,135	0.3

Interstate Business Corporation	602,588	28.7

Wilson Securities Corporation	315,295	15
(1)	The beneficial ownership of Units is determined on the basis of Units directly and indirectly owned by executive officers of IGC and directors of IGMC.

(2)	Includes 20 IGC Units held by his wife, Barbara A. Wilson.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responding to this item appears in Note 7 to the Company's Consolidated Financial Statements included in Item 7 of this report.

PART IV
ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
1.	Financial Statements

	a.	The following financial statements of Interstate General Company, LP are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000

	b.	The following financial statements of Brandywine Investment Associates, LP are included as Exhibit 99.15 herewith:

Statement of Income (Loss) for the years ended December 31, 2002, 2001 and 2000

Balance Sheet for the years ended December 31, 2002 and 2001

Statement of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000

Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements for the year ended December 31, 2002

2.	Financial Statement Schedules

There are no financial statements' schedules contained herein.

3.	Exhibits

Exhibits required by Securities and Exchange Commission, Section 601 of Regulation S-K.
Exhibit No.		Description of Exhibit	Reference

3	(a)	Third Amended and Restated Agreement of Limited Partnership of Interstate General Company LP	Exhibit 3(a) to Amendment No. 3 to Registration Statement No. 33-10636 on Form S-1, filed February 11, 1987 (Form "S-1")

	(b)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company LP	Exhibit 3(b) to 1987 Form 10-K

	(c)	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company LP	Exhibit 3(c) to 1988 Form 10-K

	(d)	Amended and Restated Certificate of Limited Partnership of Interstate General Company LP	Exhibit 3(b) to Form S-1

	(e)	Certificate of Incorporation of Interstate General Management Corporation	Exhibit 3(c) to Form S-1

	(f)	By-laws of Interstate General Management Corporation, as amended	Exhibits 3(d) and 3(1) to Form S-1

	(g)	Certificate of Incorporation of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended	Exhibit 3(g) to Form S-1

	(h)	By-laws of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended February 4, 1986	Exhibit 3(h) to Form S-1

	(i)	Amendment to By-laws of Interstate General Management Corporation dated November 10, 1988	Exhibit 3(i) to 1988 Form 10-K

4	(a)	Form of beneficial assignment certificate representing Units	Exhibit 4(a) to Form S-1

	(b)	Form of certificate evidencing limited partnership interest	Exhibit 4(b) to Form S-1

	(c)	Certificate of Incorporation of Interstate Management Title Company dated September 19, 1986	Exhibit 4(c) to Form S-1

	(d)	By-laws of Interstate Management Title Company dated September 25, 1986	Exhibit 4(d) to Form S-1

	(e)	Amendment to Certificate of Incorporation of Interstate Management Title Company dated December 31, 1986	Exhibit 4(e) to Form S-1

10		Material Contracts

	(a)	Employment Agreement with Edwin L. Kelly	Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1994

	(b)	Amendment to Employment Agreement between Interstate General Company LP and Edwin L. Kelly dated May 20, 1994	Exhibit 10(a) for Form 10-Q for the quarter ended June 30, 1995

	(c)	Second Amendment to Employment Agreement between Interstate General Company LP and Edwin L. Kelly dated May 20, 1994	Exhibit 10(b) for Form 10-Q for the quarter ended June 30, 1996

	(d)	Third Amendment to Employment Agreement between Interstate General Company LP and Edwin L. Kelly dated May 20, 1994	Exhibit 10(l) to 1996 Form 10-K

	(e)	Employment Agreement between Interstate General Company LP and James J. Wilson dated January 15, 1996	Exhibit 10(j) to 1995 Form 10-K

	(f)	Employment Agreement between Interstate Waste Technologies, Inc. and Francis C. Campbell dated September 1, 1996	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1996

	(g)	Employment Agreement between Interstate General Company LP and Mark Augenblick dated March 11, 1998	Exhibit 10(g) to 1997 Form 10-K

	(h)	Employment Agreement between Interstate General Company LP and Benjamin L. Poole dated December 7, 1999	Exhibit 10(h) to 1998 Form 10-K

	(i)	Employment Agreement between Interstate General Company LP and Larry F. Liddle dated October 1, 1998	Exhibit 10(i) to 1998 Form 10-K

	(j)	Employment Agreement between Interstate General Company LP and Francis C. Campbell dated October 1, 1998	Exhibit 10(i) to 1998 Form 10-K

	(k)	Indemnity Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc. and each director and officer of Interstate General Management Corporation	Exhibit 10(f) to Form S-1

	(l)	Unit Incentive Plan for Directors, Amended and Restated, dated March 17, 1995	Exhibit 10(i) to 1994 Form 10-K

	(m)	Unit Incentive Plan for Employees, Amended and Restated, dated March 17, 1985	Exhibit 10(j) to 1994 Form 10-K

	(n)	Amended and Restated Certificate and Agreement of Limited Partnership of St. Charles Associates Limited Partnership dated March 14, 1985	Exhibit 10(11) to Form S-1

	(o)	Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10(j) to Form S-1

	(p)	Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10(kk) to Form S-1

	(q)	Third Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated February 16, 1990	Exhibit 10(kk) to 1989 Form 10-K

	(r)	Fourth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated June 29, 1981	Exhibit 10(lll) to 1991 Form 10-K

	(s)	Fifth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E., dated June 29, 1981	Exhibit 10(mmm) to 1991 Form 10-K

	(t)	Sixth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated April 1, 1998	Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998

	(u)	Partnership Agreement for Fox Chase Apartments General Partnership as amended January 29, 1986	Exhibit 10(p) to Form S-1

	(v)	Amendment to Partnership Agreement for Fox Chase Apartments General Partnership dated February 10, 1987	Exhibit 10(mm) to Form S-1

	(w)	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to Fox Chase General Partnership Agreement dated August 20, 1993	Exhibit 10(q) to 1993 Form 10-K

	(x)	Partnership Agreement for Wakefield Third Age Associates LP dated July 1, 1985	Exhibit 10(r) to Form S-1

	(y)	Partnership Agreement for Wakefield Terrace Associates LP dated July 1, 1985	Exhibit 10(t) to Form S-1

	(z)	Partnership Agreement for Headen House Associates LP dated July 1, 1985	Exhibit 10(v) to Form S-1

	(aa)	Partnership Agreement for Palmer Apartments Associates LP dated July 1, 1985	Exhibit 10(w) to Form S-1

	(bb)	Partnership Agreement for Chastleton Apartments Associates dated May 1, 1986	Exhibit 10(dd) to Form S-1

	(cc)	Partnership Agreement for New Forest Apartments General Partnership dated November 18, 1986	Exhibit 10(ff) to Form S-1

	(dd)	First Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated February 24, 1987	Exhibit 10(ii) to 1988 Form 10-K

	(ee)	Second Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated December 19, 1988	Exhibit 10(hh) to 1988 Form 10-K

	(ff)	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to New Forest Apartments General Partnership Agreement dated August 20, 1993	Exhibit 10(z) to 1993 Form 10-K

	(gg)	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10(zz) to 1988 Form 10-K

	(hh)	Management Services Agreements between Interstate General Properties Limited Partnership, S.E. and National General Corporation (3 separate agreements)	Exhibit 10(k) to Form S-1

	(ii)	Property Management Agreement between National General Corporation and Interstate General Corporation and Interstate General Properties Limited Partnership, S.E. as amended March 30, 1986	Exhibit 10(oo) to Form S-1

	(jj)	Management Service Agreement between Interstate General Company LP and Coachman's Limited Partnership dated May 2, 1988	Exhibit 10(jj) to 1989 Form 10-K

	(kk)	Amendment to Management Service Agreement between Interstate General Company LP and Coachman's Limited Partnership dated January 1, 1993	Exhibit 10(hh) to 1993 Form 10-K

	(ll)	Management Agreement by and between Interstate Properties and Interstate St. Charles, Inc. (El Monte), dated January 5, 1987	Exhibit 10(zzz) to 1992 Form 10-K

	(mm)	First Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated January 4, 1988	Exhibit 10(aaaaa) to 1992 Form 10-K

	(nn)	Second Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated December 31, 1992	Exhibit 10(bbbbb) to 1992 Form 10-K

	(oo)	Management Agreement by and between Interstate General Properties and Interstate St. Charles, Inc. (Santa Maria Shopping Center), dated January 5, 1987	Exhibit 10(ccccc) to 1992 Form 10-K

	(pp)	First Amendment to Management Agreement by and between Interstate General Properties Limited Partnership, S.E. and Interstate Business Corporation (Santa Maria Shopping Center), dated January 4, 1988	Exhibit 10(ddddd) to 1992 Form 10-K

(qq)

Second Amendment to Management Agreement by and between Interstate General Properties Limited Partnership S.E. and Interstate Business Corporation and Santa Maria Associates S.E., dated December 28, 1990

Exhibit 10(eeeee) to 1992 Form 10-K

	(rr)	Two (2) Property Management Agreements between Interstate General Properties Limited Partnership, S.E. and Capitol Park Associates as amended December 31, 1984	Exhibit 10(aa) to Form S-1

	(ss)	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates LP dated May 21, 1981	Exhibit 10(r) to Form S-1

	(tt)	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates LP dated June 15, 1981	Exhibit 10(m) to Form S-1

	(uu)	Lease Amendment to Lease for commercial space between Smallwood Village Associates LP and Interstate General Company LP dated October 1, 1991	Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1995

	(vv)	Lease Amendment II to Lease for commercial space between Smallwood Village Associates LP and Interstate General Company LP dated September 5, 1995	Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 1995

	(ww)	Store Lease between Interstate General Business Corporation and Smallwood Village Associates LP dated April 1, 1988	Exhibit 10(fff) to 1991 Form 10-K

	(xx)	Store Lease between Smallwood Village Associates LP and Interstate General Company LP dated December 1, 1987	Exhibit 10(e) to Form 10-Q for the quarter ended September 30, 1995

	(yy)	Lease Amendment to Store Lease between Smallwood Village Associated LP and Interstate General Company, LP dated February 1, 1989	Exhibit 10(f) to Form 10-Q for the quarter ended September 30, 1995

	(zz)	Lease Amendment II to Store Lease between Smallwood Village Associates LP and Interstate General Company, LP dated December 1, 1992	Exhibit 10(g) to Form 10-Q for the quarter ended September 30, 1995

	(aaa)	Lease Amendment III to Store Lease between Smallwood Village Associates LP and Interstate General Company, LP dated September 30, 1994	Exhibit 10(h) to Form 10-Q for the quarter ended September 30, 1995

	(bbb)	Lease Amendment IV to Store Lease between Smallwood Village Associates LP and Interstate General Company, LP dated September 5, 1995	Exhibit 10(i) to Form 10-Q for the quarter ended September 30, 1995

	(ccc)	Office Lease between Smallwood Village Associates LP and Interstate General Company, LP for Smallwood Village Center dated August 25, 1995	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1995

	(ddd)	Amendment to Office Lease between Smallwood Village Associates LP and Interstate General Company, LP for Smallwood Village Center dated September 5, 1995	Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1995

	(eee)	Fourth Amendment to Interstate General Company, LP Retirement Plan dated July 1, 1992	Exhibit 10(yyyy) to 1992 Form 10-K

	(fff)	Fifth Amendment to Interstate General Company, LP Retirement Plan dated June 5, 1995	Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1995

	(ggg)	Agreement Regarding Partnership Interest in Chastleton Apartment Associates dated January, 1987	Exhibit 10(nn) to Form S-1

	(hhh)	Stockholders Agreement among Interstate General Company, LP, Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10(gg) to Form S-1

	(iii)	License Agreement among Interstate General Company, LP, Interstate General Business Corporation, and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10(qq) to Form S-1

	(jjj)	Amendment to License Agreement among Interstate General Company, LP, Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of February 9, 1987	Exhibit 10(rr) to Form S-1

	(kkk)	Unitholders Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc., and Interstate Properties Trust dated as of February 9, 1987	Exhibit 10(rr) to Form S-1

	(lll)	Agreement dated March 15, 1990 among Interstate General Company, LP, Interstate Business Corporation, and Interstate General Properties Limited Partnership, S.E.	Exhibit 10(ddd) to 1990 Form 10-K

	(mmm)	Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates as amended February 26, 1987	Exhibit 10(ee) to Form S-1 Amendment Exhibit 10(ee) to 1989 Form 10-K

	(nnn)	Amendment to February 26, 1987 Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates dated January 1, 1993	Exhibit 10(bbb) to 1993 Form 10-K

	(ooo)	Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership as amended September 30, 1985 and as amended March 1, 1989	Exhibit 10(z) to Form S-1 Amendment Exhibit 10(z) to 1989 Form 10-K

	(ppp)	Amendment to Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership dated January 1, 1993	Exhibit 10(ddd) to 1993 Form 10-K

	(qqq)	Warrant Agreement among HDA Management Corporation, Housing Development Associates, S.E. and Banco Popular De Puerto Rico as Warrant Agent dated December 15, 1993	Exhibit 10.3 to Form S-4

	(rrr)	Limited Partnership Agreement of Equus Gaming Company, LP dated August 1, 1994	Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1994

	(sss)	First Amendment to the Limited Partnership Agreement of Equus Gaming Company, LP dated August 1, 1994	Exhibit 10(e) to Form 10-Q for the quarter ended June 30, 1994

	(ttt)	Second Amendment to the Limited Partnership Agreement of Equus Gaming Company, LP dated August 1, 1994	Exhibit 10(f) to Form 10-Q for the quarter ended June 30, 1994

	(uuu)	Third Amendment to the Limited Partnership Agreement of Equus Gaming Company, LP	Exhibit 3.4 to the Registration Statement on Form S-11 of Equus Gaming Company, LP, Registration No. 33-82750 (the "Equus S-11")

	(vvv)	Registration Rights Agreement with respect to the Warrants dated December 15, 1993, among HDAMC, HDA, Oppenheimer and Company, Inc. and The Argosy Securities Group, LP	Exhibit 10.4 to Form S-4

	(www)	Amended and Restated Management Agreement dated December 15, 1993, between Interstate General Properties Limited Partnership, S.E. and HDA	Exhibit 10.6 to Form S-4

	(xxx)	Master Support and Services Agreement dated December 9, 1994, between Interstate General Company, LP and Equus Gaming Company, LP	Exhibit 10.20 to the Equus Form S-11

	(yyy)	Consulting Agreement dated December 15, 1993, between El Comandante Operating Company and Interstate General Properties Limited Partnership, S.E.	Exhibit 10.21 to the Equus Form S-11

(zzz)

Amended and Restated Registration Rights Agreement with Respect to the Warrants dated December 12, 1994, among HDAMC, HDA, Oppenheimer and Company, Inc., the Argosy Securities Group, LP, and Equus Gaming Company, LP

Exhibit 10.29 to the Equus Form S-11

	(aaaa)	Agreement of Purchase and Sale between Interstate General Company, LP and Interstate Business Corporation dated December 30, 1994 for the Partnership Interests in:	Exhibit 10(dddd) to 1994 Form 10-K
New Forest Apartments General Partnership Headen House Associates LP Fox Chase Apartments General Partnership Palmer Apartments Associates Wakefield Terrace Associates Wakefield Third Age Associates

	(bbbb)	Agreement of Purchase and Sale between Interstate Business Corporation and Interstate General Company, LP dated June 12, 1996 for the Partnership Interests in:	Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1996
Wakefield Terrace Associates Wakefield Third Age Associates Palmer Apartments Associates Headen House Associates LP

	(cccc)	Employment Agreement between Interstate General Company, LP and Paul H. Dillon dated January 1, 2000	Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2000

	(dddd)	Occupancy Agreement between Interstate General Company, LP, and Pace Carbon Fuels, L.L.C., parties to Sublease dated April 5, 2000	Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2000

	(eeee)	Lease Agreement between Interstate General Company, LP and Smallwood Village Associates, LP dated October 24, 2000	Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2000

	(ffff)	Brandywine Investment Associates, LP Financial Statements for the year ended December 31, 2000	Exhibit 99.15 to Form 10-K for the year ended December 31, 2000

	(gggg)	Contract dated June 29, 2001 between Interstate General Company, LP and Interstate Business Corporation for the sale of Pomfret LLC	Exhibit 10(a) to Form 10-QSB for the quarter ended June 30, 2001

	(hhhh)	Addendum to Agreement dated August 2, 2001 between Interstate General Company, LP and Interstate Business Corporation for the sale of Pomfret LLC	Exhibit 10(b) to Form 10-QSB for the quarter ended June 30, 2001

	(iiii)	Non-Recourse Assignment of Cash Flow Note dated as of June 6, 2001 by and between Interstate General Company and Interstate Business Corporation	Exhibit 10(c) to Form 10-QSB for the quarter ended June 30, 2001

	(jjjj)	Agreement of Purchase and Sale dated September 28, 2001, by and between Interstate General Company, LP, Interstate Business Corporation, and Wilson Securities	Exhibit 10 to Form 10-QSB for the quarter ended September 30, 2001

	(kkkk)	Brandywine Investment Associates, LP Financial Statements for the year ended December 31, 2001	Exhibit 99.15 to Form 10-KSB for the year ended December 31, 2001

	(llll)	Amendment to Demand Note between Brandywine Investment Associates, LP and St. Charles Associates, LP dated August 1, 2001	Exhibit 10 to Form 10-KSB for the year ended December 31, 2001

	(mmmm)	Amendment #1 to Employment Agreement between Interstate General Company, LP and Paul H. Dillon dated January 1, 2001	Exhibit 10(a) to Form 10-KSB for the year ended December 31, 2001

	(nnnn)	Amendment #2 to Employment Agreement between Interstate General Company, LP and Paul H. Dillon dated January 1, 2002	Exhibit 10(b) to Form 10-KSB for the year ended December 31, 2001

	(oooo)	Working Capital Support Agreement between Interstate General Company, LP and Interstate Business Corporation dated December 3, 2001	Exhibit 10(c) to Form 10-KSB for the year ended December 31, 2001

	(pppp)	Amendment #1 to Working Capital Support Agreement between Interstate General Company, LP and Interstate Business Corporation dated March 25, 2002	Exhibit 10(d) to form 10-KSB for the year ended December 31, 2001

	(qqqq)	Form 8-K; to report change in Registrant's Certifying Accountant	Filed July 11, 2002

IGC Press Release - IGC Announces Appointment of Independent Accountants Exhibit 99 to Form 8-K, filed July 11, 2002

	(rrrr)	Form 8-K/A; amendment to July 11, 2002 Form 8-K	Filed July 31, 2002

	(ssss)	Loan Modification Agreement by and among IGC (Borrower), St. Charles Operating Company, LLC (SCO) (Grantor), and IBC and New South Federal Savings Bank dated July 25, 2002	Exhibit 10(a) to Form 10-QSB for the quarter ended September 30, 2002

	(tttt)	Guaranty Agreement by SCO in favor of New South Federal Savings Bank (Lender) dated July 25, 2002	Exhibit 10(b) to Form 10-QSB for the quarter ended September 30, 2002

	(uuuu)	Guaranty Agreement by IBC in favor of New South Federal Savings Bank (Lender) dated July 25, 2002	Exhibit 10(c) to Form 10-QSB for the quarter ended September 30, 2002

	(vvvv)	Credit Agreement between Brandywine Investment Associates, LP and TJJ Corporation dated September 12, 2002	Exhibit 10(d) to Form 10-QSB for the quarter ended September 30, 2002

	(wwww)	Guaranty by IGC in favor of and for the benefit of TJJ Corporation dated September 12, 2002	Exhibit 10(e) to Form 10-QSB for the quarter ended September 30, 2002

	(xxxx)	Guaranty by IBC in favor of and for the benefit of TJJ Corporation dated September 12, 2002	Exhibit 10(f) to Form 10-QSB for the quarter ended September 30, 2002

	(yyyy)	Amended and Restated Working Capital Agreement between IGC and IBC dated September 1, 2002	Exhibit 10(a) filed herewith

	(zzzz)	IGC Directors' Unit Incentive Plan dated January 1, 2002	Exhibit 10(b) filed herewith

	(aaaaa)	Amendment No. 3 of Employment Agreement between IGC and Paul Dillon dated January 1, 2003	Exhibit 10(c) filed herewith

	(bbbbb)	Employment Agreement between IGC and Mark Augenblick, effective March 23, 2002	Exhibit (d) fled herewith

	(ccccc)	Employment Agreement between IGC and James J. Wilson, effective January 1, 2002	Exhibit (e) filed herewith

	(ddddd)	Amendment II to Lease Agreement between IGC and Smallwood Village Associates LP, dated February 25, 2003	Exhibit (f) filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.
INTERSTATE GENERAL COMPANY, LP

	By:	Interstate General Management Corporation
Managing General Partner

Dated: March 28, 2003	By:	/s/ James J. Wilson
James J. Wilson
Chairman, Chief Executive Officer, and Director

Dated: March 28, 2003	By:	/s/ Mark Augenblick
Mark Augenblick
Vice Chairman, President, and Director

Dated: March 28, 2003	By:	/s/ Paul Dillon
Paul Dillon
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James J. Wilson		Dated: March 28, 2003
James J. Wilson	Chairman, Chief Executive Officer, and Director

/s/ Mark Augenblick		Dated: March 28, 2003
Mark Augenblick	President, Vice Chairman, and Director

/s/ Paul Dillon		Dated: March 28, 2003
Paul Dillon	Vice President and Chief Financial Officer

/s/ James R. Treptow		Dated: March 28, 2003
James R. Treptow	Director

/s/ Ernst Ringle		Dated: March 28, 2003
Ernst Ringle	Director

/s/ John H. Gibbons		Dated: March 28, 2003
John H. Gibbons	Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Interstate General Company, LP (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Wilson, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 28, 2003	/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATIONS

I, James J. Wilson, the Chief Executive Officer of the Company, certify that:
(1) I have reviewed this annual report on Form 10-KSB of Interstate General Company, LP (the "Company");

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(6)

The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003		/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Interstate General Company, LP (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Dillon, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 28, 2003	/s/ Paul Dillon Paul Dillon Chief Financial Officer

CERTIFICATIONS

I, Paul Dillon, the Chief Financial Officer of the Company, certify that:
(1) I have reviewed this annual report on Form 10-QSB of Interstate General Company, LP (the "Company");

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(6)

The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003		/s/ Paul Dillon Paul Dillon Chief Financial Officer