Form 10QSB
period 2003-03-31
INTERSTATE GENERAL CO L P
filed 2003-05-12
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY LP
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

2,096,641 Common Units

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

* This filing can be viewed electronically at www.igclp.com or www.sec.gov

INTERSTATE GENERAL COMPANY LP
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Gaming Company
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
LDA	Land Development Associates, SE
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Revenues
Land sales	$ 350	$ -
Interest and other income	9	-
Total revenues	359	-

Expenses
Cost of land sales	372	71
General and administrative	547	767
Interest expense	172	174
Waste recycling project marketing and development	125	178
Depreciation and amortization	17	25
Total expenses	1,233	1,215

Loss Before Minority Interest	(874)	(1,215)
Minority Interest	(1)	-
Net loss	$ (875)	$ (1,215)

Net Loss
General Partners	$ (9)	$ (12)
Limited Partners	(866)	(1,203)
	$ (875)	$ (1,215)

Weighted Average Limited Partner Units Outstanding	2,097	2,071

Basic and Fully Diluted Net Loss per limited unit	$ (0.41)	$ (0.58)

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

ASSETS
March 31, 2003
Cash and Cash Equivalents
Unrestricted	$ 4
Restricted	117
121
Assets Related to Waste Recycling Projects
Deferred Costs	8,601
Property, plant and equipment less accumulated depreciation of $221	173
Other assets	3
8,777
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	7,951
Brandywine, Maryland	12,700
Receivables - IBC	584
Accounts receivable, and other assets	696
21,931
Receivables & Other Assets
Receivables	21
Receivables - IBC	16
Other assets - deposits and prepaids	432
Property, plant and equipment, less accumulated depreciation of $131	23
492

Total Assets	$ 31,321

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited) LIABILITIES AND PARTNERS' CAPITAL

March 31, 2003
Liabilities Related to Waste Recycling Projects
Accounts payable and accrued liabilities	$ 433
Mortgages	171
604
Liabilities Related to Land Development
Development loans	3,832
Wetlands remediation and road reimbursement agreement	1,650
Deposit on lot sale contract	500
Accounts payable and accrued liabilities	798
6,780
Liabilities Related to Discontinued Operations
Accounts payable	9
Reserve for completing discontinued operations	53
62
Other Liabilities
Accounts payable and accrued liabilities	1,017
Loan payable - IBC	85
Loan Payable - Credit Agreement	4,343
Due to Managing General Partner	79
Lines of Credit	7,246
12,770

Total Liabilities	20,216

Partners' Capital
General partners' capital	4,002
Limited partners' capital - 2,097 units issued and outstanding as of March 31, 2003	7,103
Total partners' capital	11,105

Total Liabilities and Partners' Capital	$ 31,321

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Cash Flows from Operating Activities
Net loss	$ (875)	$ (1,215)
Decrease (increase) in operating assets:
Land and development costs (1)	(436)	(319)
Deferred waste project costs	(250)	(217)
Homebuilding construction costs	-	-
Changes in restricted cash	(47)	(7)
Receivables and other assets	450	34
(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses, notes payable and other liabilities	567	105
Deposit on land sale contract	-	500
Net cash used in operating activities	(591)	(1,119)

Cash Flows from Financing Activities
Cash proceeds from debt financing	573	440
Payment of debt	(458)	(3)
Proceeds (payment) of debt to IBC and related parties	85	625
Net cash provided by financing activities	200	1,062

Net Decrease in Cash and Cash Equivalents	(391)	(57)
Cash and Cash Equivalents, Beginning of Quarter	395	72
Cash and Cash Equivalents, End of Quarter	$ 4	$ 15

Notes:

(1) For the period ending March 31, 2003, land and development costs do not include a $150,000 charge for the road reimbursement agreement related to the Company's Towne Center South Property, nor does it include the $1.5 million charge for the wetlands remediation work referenced in Note 6, Wetland Remediation, as they are both non-cash items.

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)
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

Critical Accounting Policy - Deferred Waste Recycling Project Costs

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

At March 31, 2003, $8,601,000 has been capitalized relating to waste recycling projects. Their recovery is dependent upon future revenues from the construction and operation of waste recycling plants.

Accounting Policies

The accounting policies of the Company are the same as those described in the December 31, 2002 financial statements included in the Company's 2002 Form 10-KSB. Certain amounts and balances from 2002 have been reclassified to conform to the 2002 financial presentation.

The accompanying consolidated financial statements of the Company, its subsidiaries, and affiliated entities have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented informative and clear. These unaudited consolidated financial statements should be read, however, in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

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

The Company is engaged in discussions for the sale of commercial lots, both at Towne Center South and at other locations.

The Company is actively pursuing two plans for its Town Center South property. First, Management is seeking a joint venture partner for a portion of the 82-acre Towne Center South site. Any joint venture agreement will provide for a preferred return for the joint venture partner in exchange for the partner's investment. Simultaneously, Management is looking to convert a portion of the property into residential property for development as an apartment community targeting entry-level professionals such as teachers and policemen. Such a conversion is permitted under current PUD (planned unit development) zoning, but does require certain County and other regulatory approvals. Once approvals are obtained, the Company expects to either sell or refinance this parcel. Management believes it can obtain the necessary approvals before year-end. Proceeds, if obtained, from both the joint venture and apartment site refinancing will be used to pay off the existing $7.2 million mortgage against the property, which is due December 1, 2003. Any remaining proceeds will be used to provide additional operating cash for the Company. In the event that the combined proceeds are not sufficient to retire the debt, Management expects that it can refinance the other property at Town Center South and other commercial parcels located in St. Charles, Maryland to retire any remaining debt. Discussions with a joint venture partner are in an early stage and Management has formed no opinion as to their possible success or whether, if successful, the proceeds will be sufficient to release the existing mortgage liens.

The Company also is seeking an outside investor for its waste recycling projects discussed in Note 4. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise up to $25,000,000 for continued development of these projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste recycling projects. In order to pursue these projects, the Company needs to attract capital to assist in paying the project development costs necessary to progress to financial close. The Company has retained Morgan Joseph and Company for this purpose. Morgan Joseph is a New York based investment banking firm with expertise in the waste industry.

The Company is seeking to refinance its Brandywine property to, 1) provide all funding necessary to complete the project though 2006, 2) retire a $4 million mezzanine loan, and 3) provide up to $3.8 million to reimburse IGC for development costs that it has incurred for this property. Brandywine has signed a $3,250,000 contract for the sale of 13 commercial acres. The contract is subject to a 120-day due diligence period that commenced February 18. Closing is subject to receiving preliminary plan approval from the County, which the Company expects to receive late this year. Subsequent to the end of the quarter, the Company closed on the first semi developed lot section with Washington Homes. This closing consisted of 114 semi developed townhouse lots for a sales price of $2,052,000. After application of the deposit and closing costs, the net proceeds of $1,780,000 were used to reduce development financing.

Subsequent to the end of the quarter, the Company obtained $200,000 of financing to be used for general operating expenses. This loan is secured by a 3/4-acre parcel in St. Charles, Maryland.

The Company is subject to a consent decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings). Remediation began in 2000 in conjunction with development of the Company's Towne Center South property. Work was suspended when the Company filed a motion with the District Court seeking to vacate an earlier guilty plea and consent agreement. That motion was denied on appeal on July 2, 2002, and the Company has until approximately December 31, 2003 to complete the remediation. If the remediation is not completed on time, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter. The Company has agreed in principal with its contractor on a contract that provides payments comprised of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which the mortgage holder has not agreed to release. However, the Company has not yet obtained the necessary funding for this work and, consequently, is unable to proceed until a source of payment is established. Additional work that is not part of this contract may be required to meet the requirements of the remediation plan. The Company estimates that the cost of this additional work will range from $200,000 to $300,000. If the Company is unable to commence the work in time for completion by the end of the year, it is subject to substantial fines and other penalties.

IGC has a debt of $7,246,000 that is due December 1, 2003, which is secured by its Town Center South property. To retire this debt the Company needs to sell or develop land as previously described.

In addition to the debt and remediation obligations described above, the Company has the following non-cancelable commitments during the course of 2003. The Company has lease obligations of $85,000 and salary commitments of approximately $1.5 million. The Company's budgeted basic operating expenses for the remaining nine months of 2003 are approximately $2.3 million (inclusive of the salary and lease commitments previously described in this paragraph, but not including remediation costs or direct waste recycling project costs). As of March 31, 2003 the Company has approximately $1,482,000 of payables. This amount is comprised of $316,000 relating to waste recycling project consultants, $125,000 of accounting and legal services, $227,000 to related parties, $629,000 of land development costs, and $184,000 of general operating payables. Several of the Company's loan agreements contain a provision requiring that the Company remain solvent or a condition of default may be deemed to exist by the lender. Based on the Company's payable situation, it is possible that one or more of its lenders may deem it to be in technical default. Management is relying on its Working Capital Agreement with IBC (as discussed below) to render it solvent and in full compliance with its loan agreements, but has no assurances that its lenders will agree.

Even if the Company is successful in selling or developing land, as previously described, these transactions will not provide sufficient liquidity to meet the Company's operating needs for the balance of the year. As a result, the Company will need to obtain financing for its waste recycling projects and receive payments and advances from its General Partner, IBC. IGC is due to receive $360,000 from IBC in principal plus interest during the remainder of 2003 on a note receivable relating to the 2002 sale of its Westbury property. In addition, IGC has a working capital support agreement with IBC. The working capital agreement provides that IBC may fund IGC's working capital requirements in exchange for a security interest in the Company's waste recycling projects. Such funding is contingent upon IBC having available funds. At present, IBC and its affiliates are engaged in negotiations for the sale and financings of various assets in order to provide operating funds for IGC. However, there is no assurance that those negotiations will be successful or that IBC will be able to provide sufficient funds, as needed, for IGC to continue operations in 2003.

(3)	IWT/CWT Investment Advisor Agreement

Subsequent to the end of the quarter, the Company retained the services of Morgan Joseph & Co. ("MJ") to provide financial advisory and investment banking services to IWT/CWT for waste recycling projects. MJ is a New York based investment banking firm with expertise in the waste industry. Among other things, MJ will play a critical role in the preparation of a private placement memorandum that will be submitted to potential investors outlining the Company and its business, operations, financial condition and prospects. The Company hopes to raise $25 million of development financing for its waste recycling projects.

The Company has agreed to pay MJ a retainer fee plus reasonable out-of-pocket expenses. MJ also will be due payment upon successfully obtaining capital.

(4)	INVESTMENT IN WASTE RECYCLING PROJECTS

In 1990, IGC formed IWT to develop innovative solutions for the disposal of municipal waste and to pursue waste recycling contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second affiliate, CWT, was formed in Puerto Rico. CWT was established to perform waste recycling projects in the Caribbean.

IWT/CWT's business plan is to develop and operate waste recycling projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. Project development efforts are worldwide. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to build, own, finance, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer, HDR, the contractor, H. B. Zachary, and the operator, a subsidiary of Veolia Environment, one of the world's most experienced waste recycling plant operators. IWT has also signed an agreement with Thermoselect to be sales and marketing representative for waste recycling facilities in North America and the Caribbean using the Thermoselect technology.

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and construct a Thermoselect facility to process waste from the metropolitan San Juan area. In January 2001, a new governor took office in Puerto Rico. The new administration is in the process of revising its Solid Waste Management Plan. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community agreement mentioned above. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority to approve the project. Caguas government officials and CWT management currently are in talks with municipalities, and other government officials to gather support for the Caguas solid waste recycling project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT on November 9, 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste recycling contract in the summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations can take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. Contract negotiations with the electric utility have restarted and CWT is making every effort to conclude them as soon as possible.

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities that make up the metropolitan San Jose, Costa Rica area. The memorandum is based on a proposal for a 480,000-ton solid waste recycling facility. A letter committing to purchase the export electricity has been received from the government-owned electric utility. Contract negotiations with the municipalities and the electric utility are under way.

In July 2002, IWT was selected in a competitive procurement in Collier County, Florida to negotiate a contract for a solid waste gasification plant. Several meetings have taken place with the county and its advisors. The next meeting is expected to take place this June.

IWT is also in the early stage of discussions with interested parties in South Carolina, Virginia, Connecticut, and Texas. IWT is also pursuing projects elsewhere, all of which are in early stages.

As of March 31, 2003, certain IWT/CWT deferred costs related to projects being pursued in the Virgin Islands, Puerto Rico, Costa Rica and Collier County, Florida have been capitalized in accordance with the Company's capitalization policy on deferred waste recycling project costs. Please refer to Note 1 to the financial statements.

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

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at March 31, 2003 and December 31, 2002 (in thousands):
			Outstanding
	Maturity Dates From/To	Interest Rates* From/To	March 31, 2003	December 31, 2002
Related to waste recycling ventures:
Mortgage	06/30/05	7.85%	$ 171	$ 173

Related to land development:
Development loans	7/25/04	P+.75%	3,832	3,958

General:
Line of credit	12/1/03	P+1% - Floor of 9.5%	7,246	7,030

Credit Agreement	09/30/05	15%	4,343	4,197

Related Entity (1)	Demand	P+1%	85	-
Total debt			$ 15,677	$ 15,358

*P = Prime lending interest rate
(1) = IBC and related entities note payable

As of March 31, 2003, the $171,000 of recourse debt related to waste recycling mortgages is collateralized by an office building with a book value of $162,000.

As of March 31, 2003, the $3,832,000 of recourse debt related to land development assets is collateralized by land development assets with a book value of $14,245,000.

As of March 31, 2003, the $7,246,000 line of credit is collateralized by land assets with a book value of $7,833,000.

The Company is contingently liable on two debts relating to the Westbury project, which was sold to IBC in December 2002. As part of the purchase price, IBC assumed debt totaling $795,000. Of that amount, $63,000 was retired in February 2003. As of this filing, the Company has not been released from the remaining $732,000 of debt.

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

The $1.5 million estimated cost for the remediation is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized to the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the estimated net realizable value from the sale of the 80 acres of commercial property in Towne Center South will exceed the asset recorded on its balance sheet, which includes the $1.5 million accrual, but the timing of such sale is uncertain and it is doubtful that the proceeds of the sale will be realized in time for the Company to begin and complete the court-ordered remediation by the end of this year.

The Company is seeking to fund the cost of remediation by a combination of real estate sales and land borrowing. If the remediation is not completed on time, the Company is liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for days 31 through 60, and $3,000 per day thereafter, plus other possible penalties.

(7)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Three Months Ended
		March 31, 2003	March 31, 2002
Interest and Other Income
IBC, general partner of IGC	(A1)	$ 9	$ -
		$ 9	$ -
General and Administrative Expense
IBC, general partner of IGC	(B1,7)	$ 7	$ 5
American Rental Management Company, subsidiary of
American Community Properties Trust for support and other services	(B2)	5	5
Equus, affiliate of IBC, consulting fee	(B4)	(44)	(42)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(50)	(50)
		$ (82)	$ (82)
Interest Expense
IBC, general partner of IGC	(B6)	$ -	$ 12
		$ -	$ 12
BALANCE SHEET IMPACT:		Balance March 31, 2003	Balance December 31, 2002
Other Assets
Receivables:
IBC, note receivable, Westbury	(A1)	$ 584	$ 704
IBC, receivables	(B6 & B7)	16	93
		$ 600	$ 797
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 85	$ -
Accounts payable to IBC for miscellaneous	(B7)	16	10
Advances, IGMC, IGC's managing general partner	(B9)	79	79
Accounts payable to Interstate General Properties (IGP)
for tax support services	(B3)	60	60
Accounts payable to IGP for miscellaneous	(B8)	17	17
Accounts payable to ARMC for support services	(B2)	86	82
		$ 343	$ 248
(A)	Land Sales

IGC sells land to affiliates and non-affiliates on similar terms. Sales prices to affiliates are based on third party appraisals, or comparable sales to third parties.

(1)

In December 2002, IGC sold its Westbury project to IBC for $2,620,000. As part of the purchase price, IBC assumed debts totaling $795,000, and IGC accepted a note receivable in the amount of $703,004. Accrued and unpaid interest on the principal balance outstanding is due and payable monthly with the principal payment. The principal of the note is payable in equal monthly installments of $40,000 plus interest at prime plus one percent per annum. The note matures on June 20, 2004. At March 31, 2003, IGC had not been released of that debt by the Lenders, however, $63,000 of the debt was retired in February 2003. As of the sale date, assets with a book value of $2,617,000 collateralized this debt.

(B)	Other

Other transactions with related parties are as follows:
(1)

Beginning October 1, 2000 and as of March 31, 2003, IGC rents office space from Smallwood Village Associates, LP (SVA), an affiliate of IBC, at prevailing market rental rates. As an offset to this expense, IGC provides IBC with tax support services throughout the year. The payment for these services is used to reduce the Company's office rental expense due to SVA.

(2)

During 2003 and continuing in 2002, ARMC, an affiliate of ACPT, provided IGC with land development, human resources, and other miscellaneous administrative support services. In addition, ARMC provides the usage of photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

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

On April 1, 2003 ARMC resumed paying IGC directly.

(6)

On December 3, 2001, IGC signed a working capital agreement with IBC. Interest accrues at prime plus 1%. Advances under this agreement are secured by the first available funds following financial close on any IWT/CWT solid waste recycling project. As of March 31, 2003, approximately $85,000 is due for principal and interest combined.

(7)

During 2003, and continuing in 2003, IGC incurred shared expenses with IBC for office supplies and services. For the quarter ended March 31, 2003, IGC incurred $7,000 of expenses. For the same period in 2002, the amount of expenses totaled approximately $5,000.

(8)

Beginning October 1998, and ending July 2000, IGP, a subsidiary of ACPT, paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of March 31, 2003, the principal amount due is $13,193; accrued interest is $3,698.

(9)

The Company advances funds to IGMC, its managing general partner, to pay for miscellaneous expenses such as annual filing fees. During 2001, IGMC advanced amounts to IGC from a stock sale transaction in which IGMC sold shares of ACPT. All proceeds from the sale were applied to amounts due ARMC for items listed above in B(2). The Company continues to advance IGMC its basic operating costs as needed.

(8)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of March 31, 2003, approximately $647,000 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.

(9)	SEGMENT INFORMATION

IGC's three reportable segments are waste recycling project development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to Note 8 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2003 and 2002 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total

2003

Total revenues	(1)	1	-	359		359
Interest income	(1)	1	-	-		-
Interest expense	(1)	1	3	170		173
Depreciation and amortization	(1)	-	5	12		17
Net loss	(1)	(9)	(160)	(715)		(875)

Total assets		(1,661)	1,427	56,689	(25,134)	31,321
Changes to long lived assets		-	250	808		1,058

		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total

2002

Total revenues	(1)	-	-	-		-
Interest income	(1)	1	-	-		-
Interest expense	(1)	1	4	170		174
Depreciation and amortization	(1)	2	4	21		25
Net loss	(1)	(43)	(246)	(969)		(1,215)

Total assets		(1,469)	2,655	54,727	(24,802)	31,111
Changes to long lived assets		-	217	390		607

(1) Amounts reported for the discontinued segment are not included in the totals for these items.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Three Months Ended March 31, 2003 versus 2002

Land Development Operations

Land development sales revenue increased to $350,000 during the three months ended March 31, 2003, compared to the same period during 2002.

The 2003 period reflects the sale of seven single-family lots at the Company's Brandywine project. The sales produced negative gross margins which are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots. There are an additional 16 lots to be sold as completed lots. The balance of the residential land is being sold as semi-developed for which the Company projects positive margins.

The Company is pursuing the sale of its commercial parcels located at Towne Center South in St. Charles, Maryland and at the Brandywine project.

Cost of Land Sales

Cost of land sales increased to $372,000, compared to $71,000 for the same period in 2002. The costs in 2003 represent expenses relating to the development of the Company's Brandywine project referred to in the above sales discussion. The $71,000 reflected in the 2002 period represents costs of improvements and repairs required under the subdivision agreement bond with St. Mary's County at the Company's Westbury project. These costs relate to lots previously sold. The Westbury project was sold to IBC in December 2002.

General and Administrative

General and administrative costs decreased to $547,000 from $767,000 during the three months ended March 31, 2003 and 2002, respectively. The decrease is a reflection of reduced audit and tax preparation fees, office relocation costs (relocation occurred during 2002), computer and equipment leasing fees (paid off in late 2002), and amortization amounts for settlement fees related to debt. A further reduction occurred during the first quarter of 2003 due to allocation of salary between IGC's various activities. As a result, a greater portion of salaries are included in waste recycling project marketing during 2003 than in 2002, as well as capitalized to real estate activities rather than expensed currently.

Waste Recycling Project Marketing

Waste recycling project marketing decreased to $125,000 from $178,000 compared to the same period for 2002. The decrease is a reflection of the capitalization versus expense treatment of costs associated with the Costa Rica project, which capitalization began on August 21, 2002. In addition, the first quarter of 2002 reflected more marketing activities in China and the Philippines than were incurred for similar activities in 2002.

Liquidity and Capital Resources

Unrestricted Cash and Cash equivalents were $4,000 and $395,000 respectively at March 31, 2003 and December 31, 2002.

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

The Company is engaged in discussions for the sale of commercial lots, both at Towne Center South and at other locations.

The Company is actively pursuing two plans for its Town Center South property. First, Management is seeking a joint venture partner for a portion of the 82-acre Towne Center South site. Any joint venture agreement will provide for a preferred return for the joint venture partner in exchange for the partner's investment. Simultaneously, Management is looking to convert a portion of the property into residential property for development as an apartment community targeting entry-level professionals such as teachers and policemen. Such a conversion is permitted under current PUD (planned unit development) zoning, but does require certain County and other regulatory approvals. Once approvals are obtained, the Company expects to either sell or refinance this parcel. Management believes it can obtain the necessary approvals before year-end. Proceeds, if obtained, from both the joint venture and apartment site refinancing will be used to pay off the existing $7.2 million mortgage against the property, which is due December 1, 2003. Any remaining proceeds will be used to provide additional operating cash for the Company. In the event that the combined proceeds are not sufficient to retire the debt, Management expects that it can refinance the other property at Town Center South and other commercial parcels located in St. Charles, Maryland to retire any remaining debt. Discussions with a joint venture partner are in an early stage and Management has formed no opinion as to their possible success or whether, if successful, the proceeds will be sufficient to release the existing mortgage liens.

The Company also is seeking an outside investor for its waste recycling projects discussed in Note 4. These projects are at the stage where they require substantial additional capital. The Company is attempting to raise up to $25,000,000 for continued development of these projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste recycling projects. In order to pursue these projects, the Company needs to attract capital to assist in paying the project development costs necessary to progress to financial close. The Company has retained Morgan Joseph and Company for this purpose. Morgan Joseph is a New York based investment banking firm with expertise in the waste industry.

The Company is seeking to refinance its Brandywine property to, 1) provide all funding necessary to complete the project though 2006, 2) retire a $4 million mezzanine loan, and 3) provide up to $3.8 million to reimburse IGC for development costs that it has incurred for this property. Brandywine has signed a $3,250,000 contract for the sale of 13 commercial acres. The contract is subject to a 120-day due diligence period that commenced February 18. Closing is subject to receiving preliminary plan approval from the County, which the Company expects to receive late this year. Subsequent to the end of the quarter, the Company closed on the first semi developed lot section with Washington Homes. This closing consisted of 114 semi developed townhouse lots for a sales price of $2,052,000. After application of the deposit and closing costs, the net proceeds of $1,780,000 were used to reduce development financing.

Subsequent to the end of the quarter, the Company obtained $200,000 of financing to be used for general operating expenses. This loan is secured by a 3/4-acre parcel in St. Charles, Maryland.

The Company is subject to a consent decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings). Remediation began in 2000 in conjunction with development of the Company's Towne Center South property. Work was suspended when the Company filed a motion with the District Court seeking to vacate an earlier guilty plea and consent agreement. That motion was denied on appeal on July 2, 2002, and the Company has until approximately December 31, 2003 to complete the remediation. If the remediation is not completed on time, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter. The Company has agreed in principal with its contractor on a contract that provides payments comprised of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which the mortgage holder has not agreed to release. However, the Company has not yet obtained the necessary funding for this work and, consequently, is unable to proceed until a source of payment is established. Additional work that is not part of this contract may be required to meet the requirements of the remediation plan. The Company estimates that the cost of this additional work will range from $200,000 to $300,000. If the Company is unable to commence the work in time for completion by the end of the year, it is subject to substantial fines and other penalties.

IGC has a debt of $7,246,000 that is due December 1, 2003, which is secured by its Town Center South property. To retire this debt the Company needs to sell or develop land as previously described.

In addition to the debt and remediation obligations described above, the Company has the following non-cancelable commitments during the course of 2003. The Company has lease obligations of $85,000 and salary commitments of approximately $1.5 million. The Company's budgeted basic operating expenses for the remaining nine months of 2003 are approximately $2.3 million (inclusive of the salary and lease commitments previously described in this paragraph, but not including remediation costs or direct waste recycling project costs). As of March 31, 2003 the Company has approximately $1,482,000 of payables. This amount is comprised of $316,000 relating to waste recycling project consultants, $125,000 of accounting and legal services, $227,000 to related parties, $629,000 of land development costs, and $184,000 of general operating payables. Several of the Company's loan agreements contain a provision requiring that the Company remain solvent or a condition of default may be deemed to exist by the lender. Based on the Company's payable situation, it is possible that one or more of its lenders may deem it to be in technical default. Management is relying on its Working Capital Agreement with IBC (as discussed below) to render it solvent and in full compliance with its loan agreements, but has no assurances that its lenders will agree.

Even if the Company is successful in selling or developing land, as previously described, these transactions will not provide sufficient liquidity to meet the Company's operating needs for the balance of the year. As a result, the Company will need to obtain financing for its waste recycling projects and receive payments and advances from its General Partner, IBC. IGC is due to receive $360,000 from IBC in principal plus interest during the remainder of 2003 on a note receivable relating to the 2002 sale of its Westbury property. In addition, IGC has a working capital support agreement with IBC. The working capital agreement provides that IBC may fund IGC's working capital requirements in exchange for a security interest in the Company's waste recycling projects. Such funding is contingent upon IBC having available funds. At present, IBC and its affiliates are engaged in negotiations for the sale and financings of various assets in order to provide operating funds for IGC. However, there is no assurance that those negotiations will be successful or that IBC will be able to provide sufficient funds, as needed, for IGC to continue operations in 2003.

Critical Accounting Policies - Deferred Waste Recycling Project Costs

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

To date, there has not been financial close on any of the Company's waste recycling projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At March 31, 2003, $8,601,000 has been capitalized relating to waste recycling projects in Puerto Rico, the U.S. Virgin Islands, Costa Rica, and Collier County, Florida. The Company expects to recover this investment through the income generated by the waste recycling projects. However, there can be no assurance that all or any of the Company's waste recycling projects will proceed to financial close and commercial operation.

Debt Summary

As of March 31, 2003, assets with a book value of $14,407,000 were encumbered by $10,949,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	3/31/03

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/03	$ 7,246

Mercantile Mortgage Corporation -
Development Loans	(b)	9,840	P+.75%	7/25/04	3,832

TJJ Corporation - Credit Agreement	(c)	4,000	15%	9/30/05	4,343

M & T Bank - Mortgage	(d)	227	8%	6/30/05	171

IBC - Working Capital Support Agreement	(e)	-	P+1%	Demand	85

		$ 21,832			$ 15,677

* P = Prime lending interest rate
(a)	This loan provides an operating line of credit. $1,000,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%.

(b)

This loan is for the development of the Brandywine project. The loan is secured by a first deed of trust on the Brandywine property. The loan is broken down into three loans for development use: infrastructure, single-family, and townhome. Included in the "maximum borrowings" is an interest reserve on each loan sufficient to provide for the payments of interest through the term of the loans. Principal curtailments are due as sales occur.

(c)

This Credit Agreement provided funds for the repayment of a portion of the cash flow note between SCA and Brandywine Investment Associates, LP ("BIA"), and bears interest at 15%, of which 12% is paid monthly and 3% is deferred and compounds. There is also a lending fee on the loan due at the time of principal repayment. The lending fee is an amount calculated to bring the combined return on the loan equal to a 25% Internal Rate of Return. Fee and principal payments are due during the third quarter of 2003, 2004, and 2005. Under terms of the Credit Agreement, the Partnership may repay up to $4 million of the note balance due to SCA. As of March 31, 2003, $3,960,000 of interest and principal has been repaid. At March 31, 2003, the balance of $4,343,000 included $66,000 of deferred interest and $277,000 of accrued lending fee.

This Credit Agreement is guaranteed by SCA, IGC, and Interstate Business Corporation ("IBC"), IGC's General Partner. There is also an Environmental Indemnification Agreement in place between the Lender and the Partnership, IGC, and James J. Wilson, individually, the CEO of Interstate General Company, LP. Pursuant to the Guaranty Agreement IBC is required to maintain a defined adjusted net worth of not less than $6.4 million. Further, IBC must be in compliance with the adjusted minimum net worth requirement effective December 31, 2002, and provide a copy of that computation to the lender by March 31, 2003. At December 31, 2003, IBC was not in compliance with the covenant and has requested an extension of time to meet the net worth requirement. If the lender does not grant the extension of time, demand for payment would place the Company in a severe financial position. In accordance with an inter-creditor agreement entered into between TJJ and the primary development lender, TJJ may not initiate any foreclosure action against the land that is subject to the first deed of trust on the property.

(d)	This mortgage note requires monthly principal and interest payments of $1,818.

(e)

The Company signed a working capital agreement with IBC on December 3, 2001. This agreement allows advances to the Company which are secured by the first funds available following financial close on any IWT / CWT waste recycling project. Interest accrues at prime plus 1%.

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

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None.
Exhibit No.	Description of Exhibit	Reference

10	Engagement letter between Interstate Waste Technologies, Inc. and Morgan Joseph & Company, Inc., dated May 1, 2003	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY LP
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: May 12, 2003	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: May 12, 2003	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: May 12, 2003	By: /s/ Paul Dillon
Paul Dillon
Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interstate General Company, LP (the "Company") on Form 10QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Wilson, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2003	/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATIONS

I, James J. Wilson, the Chief Executive Officer of the Company, certify that:
(1)	I have reviewed this quarterly report on Form 10-QSB of Interstate General Company, LP (the "Company");

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

Dated: May 12, 2003	/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interstate General Company, LP (the "Company") on Form 10QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Dillon, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2003	/s/ Paul Dillon Paul Dillon Chief Financial Officer
CERTIFICATIONS

I, Paul Dillon, the Chief Financial Officer of the Company, certify that:
(1)	I have reviewed this quarterly report on Form 10-QSB of Interstate General Company, LP (the "Company");

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

Dated: May 12, 2003	/s/ Paul Dillon Paul Dillon Chief Financial Officer