Form 10QSB
period 2003-06-30
INTERSTATE GENERAL CO L P
filed 2003-08-13
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY LP
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

2,103,721 Common Units

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

* This filing can be viewed electronically at www.igclp.com or www.sec.gov

INTERSTATE GENERAL COMPANY LP
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Entertainment Corporation
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
LDA	Land Development Associates, SE
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Revenues
Land sales	$ 2,652	$ 350
Interest and other income	15	1
Total revenues	2,667	351

Expenses
Cost of land sales	2,129	451
General and administrative	1,095	1,316
Interest expense	356	362
Waste project marketing and development	211	280
Depreciation and amortization	34	49
Total expenses	3,825	2,458

Loss Before Minority Interest	(1,158)	(2,107)
Minority Interest	(6)	-
Net loss	$ (1,164)	$ (2,107)

Net Loss
General Partners	$ (12)	$ (21)
Limited Partners	(1,152)	(2,086)
	$ (1,164)	$ (2,107)

Weighted Average Limited Partner Units Outstanding	2,099	2,071

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.55)	$ (1.01)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Three Months Ended June 30,
	2003	2002
Revenues
Land sales	$ 2,302	$ 350
Interest and other income	6	1
Total revenues	2,308	351

Expenses
Cost of land sales	1,757	380
General and administrative	548	549
Interest expense	184	188
Waste project marketing and development	86	102
Depreciation and amortization	17	24
Total expenses	2,592	1,243

Loss Before Minority Interest	(284)	(892)
Minority Interest	(5)	-
Net loss	$ (289)	$ (892)

Net Loss
General Partners	$ (3)	$ (9)
Limited Partners	(286)	(883)
	$ (289)	$ (892)

Weighted Average Limited Partner Units Outstanding	2,100	2,071

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.14)	$ (0.43)

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

ASSETS
June 30, 2003
Cash and Cash Equivalents
Unrestricted	$ 80
Restricted	118
198
Assets Related to Waste Recycling Projects
Deferred costs	8,843
Property, plant and equipment less accumulated depreciation of $225	169
Other assets	53
9,065
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	7,955
Brandywine, Maryland	11,585
Receivables - Interstate Business Corporation ("IBC"), General Partner	383
Accounts receivable and other assets	397
20,320
Receivables & Other Assets
Receivables	19
Receivables - IBC	14
Other assets - deposits and prepaids	397
Property, plant, and equipment, less accumulated depreciation of $134	19
449

Total Assets	$ 30,032

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL
June 30, 2003
Liabilities Related to Waste Recycling Projects
Accounts payable and accrued liabilities	$ 491
Mortgages	169
660
Liabilities Related to Land Development
Development loans	2,146
Wetlands remediation and road reimbursement agreement accrual	1,650
Deposit on lot sale contract	250
Accounts payable and accrued liabilities	577
4,623
Liabilities Related to Discontinued Operations
Accounts payable	9
Reserve for completing discontinued operations	47
56
Other Liabilities
Accounts payable and accrued liabilities	1,174
Loan payable - IBC	425
Loan payable - Credit Agreement	4,496
Due to managing general partner - IGMC	79
Lines of Credit	7,668
13,842

Total Liabilities	19,181

Partners' Capital
General partners' capital	3,999
Limited partners' capital - 2,104 units issued and outstanding as of June 30, 2003	6,852
Total partners' capital	10,851

Total Liabilities and Partners' Capital	$ 30,032

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Six Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities
Net loss	$ (1,164)	$ (2,107)
Decrease (increase) in operating assets:
Land and development costs (1)	676	270
Deferred waste project costs	(492)	(386)
Changes in restricted cash	(48)	(2)
Receivables and other assets	949	(563)
(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses, notes payable and other liabilities	589	601
Deposit on land sale contract	(250)	-
Net cash provided by (used in) operating activities	260	(2,187)

Cash Flows from Financing Activities
Cash proceeds from debt financing	1,482	756
Payment of debt	(2,481)	(342)
Proceeds (payment) of debt to IBC and related parties	425	1,734
Net cash used in financing activities	(574)	2,148

Net Decrease in Cash and Cash Equivalents	(314)	(39)
Cash and Cash Equivalents, Beginning of Period	395	72
Cash and Cash Equivalents, End of Period	$ 81	$ 33

Notes:

(1) For the period ending June 30, 2003, land and development costs do not include a $150,000 charge for the road reimbursement agreement related to the Company's Towne Center South Property, nor does the period ending June 30, 2002 include the $1.5 million charge for the wetlands remediation work referenced in Note 6, Wetland Remediation, as they are both non-cash items.

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)
(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

IGC was formed as a Delaware limited partnership in 1986. Directly and through predecessors, the Company has been engaged in business since 1957. IGC's headquarters are located in Middleburg, Virginia. IGC has traded publicly as a master limited partnership since February 1987 on the American Stock Exchange ("AMEX") and Pacific Stock Exchange ("PCX"). IBC and IGMC are the General Partners of the Company. IBC holds a .6667% general partner interest and IGMC holds a .3333% general partner interest, and is the Managing General Partner of IGC. During 1998, the Company's management and the Board of Directors restructured IGC and transferred its primary real estate operations to ACPT and distributed, as a dividend, the common shares of ACPT to its unit holders (the "Distribution").

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

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are more likely than not, the capitalized costs are written off.

At June 30, 2003, $8,843,000 has been capitalized relating to waste recycling projects. Recovery is dependent upon future revenues from the construction and operation of waste recycling plants.

Accounting Policies

The accounting policies of the Company are the same as those described in the December 31, 2002 financial statements included in the Company's 2002 Form 10-KSB. Certain amounts and balances from 2002 have been reclassified to conform to the 2003 financial presentation.

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

In the opinion of the Company, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations and cash flows for the six months ended June 30, 2003 and 2002.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.
(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be remediation costs under the Consent Decree described below, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following summarizes the Company's liquidity challenges and the steps it is taking in order to meet its liquidity requirements.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and has until approximately December 31, 2003 to complete the remediation requirements imposed by the decree. Subsequent to the end of the quarter, the Company executed a contract that covers most items required in the Consent Decree. The contract provides for payments of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional payments, bringing total cash payments under the contract to $1,112,000. Other items required by the decree are estimated to cost $125,000. In addition, other contingencies could add an additional $250,000 to the total cost. The Company's General Partner, IBC has guaranteed the remediation contract. Both IGC and IBC are seeking funding to pay for the remediation. IBC is looking both to refinance and sell assets to provide funding. If funding is not obtained within the time period required by the Consent Decree, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter.

The Company is attempting to raise up to $25,000,000 for continued development of existing solid waste recycling projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste projects. The Company has retained the private banking firm of Morgan Joseph & Company to assist it in raising capital. Morgan Joseph has prepared and distributed to selected prospective investors a private placement memorandum and is in ongoing discussions with prospective investors who have expressed interest in financing the Company's existing solid waste recycling projects. It is too early to know whether the funds sought can be raised and, if so, on what terms.

IGC has a debt of $7,468,000 due December 1, 2003, secured by its Towne Center South property, as well other commercial parcels in St. Charles, Maryland. The Company plans to retire this debt primarily through the refinancing of the Towne Center South property and by the sale of miscellaneous parcels. Such a refinancing would be based on conversion of a portion of the commercial property into residential property for development as an apartment community targeting entry-level professionals such as teachers and policemen. The conversion is permitted under the existing planned unit development ("PUD") zoning, but does require County and other governmental approvals. Once approval is obtained, the Company expects to refinance this parcel. Management is hopeful it can obtain the necessary approvals before year-end. Proceeds from the financing of the apartment site will be applied toward curtailing the existing $7.5 million mortgage against the property. It is not expected that the apartment site financing will be sufficient to retire the debt. Management believes that it can refinance the remaining property at Towne Center South (acreage outside of the apartment project) combined with other commercial parcels located in St. Charles, Maryland to retire any remaining debt. Discussions with Charles County about the PUD conversion are underway but have not yet progressed to the point where Management can predict the outcome.

In addition to the debt and remediation obligations described above, budgeted operating expenses for the remaining six months of 2003 will be approximately $1.8 million (inclusive of salary and lease commitments, but excluding remediation costs and direct waste recycling project costs). As of June 30, 2003, the Company has approximately $1,349,000 of operating payables. Several of the Company's loan agreements contain provisions requiring the Company to remain solvent in order not to be in default under its loan agreements. Management believes that its Working Capital Support Agreement with IBC (discussed below) is sufficient to enable it to comply with its loan agreements.

Even if the Company is successful in refinancing or disposing of real estate assets to meet its operating needs during the balance of the year, it will need to obtain financing for its waste development activities as described above and receive payments and advances from its General Partner, IBC. In addition, IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements in exchange for a security interest in the Company's waste projects. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue operations in 2003.

(3)	IWT/CWT INVESTMENT ADVISOR AGREEMENT

The Company has retained the services of Morgan Joseph & Co. Inc. ("Morgan Joseph") to provide financial advisory and investment banking services to IWT/CWT for waste recycling projects. Morgan Joseph is a New York-based investment banking firm with experience in environmental projects. Morgan Joseph has prepared a private placement memorandum seeking $25 million of development financing for its waste recycling projects.

The Company has agreed to pay Morgan Joseph a retainer fee plus reasonable out-of-pocket expenses. Morgan Joseph also will be entitled to a success fee.

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

IWT/CWT's business plan is to develop and own waste recycling projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to build, own, finance, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer, HDR, the contractor, H. B. Zachary, and the operator, a subsidiary of Veolia Environment, one of the world's most experienced waste plant operators. IWT has also signed an agreement with Thermoselect to be its non-exclusive sales and marketing representative for waste recycling facilities in North America and the Caribbean using the Thermoselect technology.

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and own a Thermoselect facility to process waste from the metropolitan San Juan area. The new administration is in the process of revising its Solid Waste Management Plan. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community Agreement. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority to approve the project. Caguas government officials and CWT's management are in talks with other municipalities, the Puerto Rico Electric Power Authority, and other relevant government officials to gather support for the project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT in late 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste recycling contract in the Summer of 2001, subject to a satisfactory agreement with the Territory's electric utility for the purchase of power and possibly water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations could take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. Contract negotiations with the electric utility have restarted.

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities that make up the Metropolitan San Jose, Costa Rica area. The memorandum is based on a proposal for a 480,000-ton solid waste recycling facility. A letter committing to purchase the export electricity has been received from the government-owned electric utility. Contract negotiations with the municipalities and the electric utility are ongoing.

IWT was told in a conversation on August 8, 2003, that Collier County had decided to cancel its waste project procurement and continue to dispose of its waste in landfills. The Company expects to receive written notice of the decision shortly. The Company has written off its capitalized investment in Collier County, Florida as of June 30, 2003.

IWT is also participating in requests for qualification proceedings for solid waste projects in U.S. jurisdictions as well as one in Toronto, Canada. IWT is also pursuing projects elsewhere, all of which are in early stages.

As of June 30, 2003, certain IWT/CWT deferred costs related to the projects in the Virgin Islands, Puerto Rico, and Costa Rica have been capitalized in accordance with the Company's capitalization policy on deferred waste recycling project costs. Please refer to Note 1 to the financial statements.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. However, the many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act ("CWA"), and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste recycling contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, and receivables. The following table summarizes the indebtedness of IGC at June 30, 2003 and December 31, 2002 (in thousands):
			Outstanding
	Maturity Dates From/To	Interest Rates* From/To	June 30, 2003	December 31, 2002
Related to waste technology ventures:
Mortgage	06/30/05	7.85%	$ 169	$ 173

Related to land development:
Development loans	7/25/05	P+.75%	2,146	3,958

General:
Lines of credit	12/1/03 to 11/1/04	P+1% with a Floor of 9.5%, & 8.5%	7,668	7,030

Credit Agreement	09/30/05	15%	4,496	4,197

Related Entity (1)	Demand	P+1%	425	-
Total debt			$ 14,904	$ 15,358

*P = Prime lending interest rate
(1) = IBC and related entities note payable

As of June 30, 2003, $169,000 of recourse debt related to waste recycling mortgages is collateralized by an office building with a book value of $167,000.

As of June 30, 2003, $2,146,000 of recourse debt related to land development assets is collateralized by land development assets with a book value of $13,024,000.

As of June 30, 2003, $7,668,000 of lines of credit are collateralized by land assets with a book value of $8,298,000.

The Company is contingently liable on a debt relating to the Westbury project, which was sold to IBC in December 2002. As part of the purchase price, IBC assumed debt totaling $795,000. Of that amount, $63,000 was retired in February 2003. As of this filing, the Company has not been released from the remaining $732,000 of debt.

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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company is obligated to complete the previously ordered restoration not later than 15 months from the date the District Court decision became final.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. It is estimated that the remaining cost will be approximately $1.5 million. Subsequent to the end of the quarter, the Company entered into a contract for the required work. Work commenced in late July. The contract has been guaranteed by IBC.

The $1.5 million estimated cost for the remediation is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized to the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the estimated net realizable value from the sale of the 80 acres of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual.

The Company is seeking to fund the cost of remediation by a combination of advances from IBC, other borrowings, and real estate sales. If the remediation is not completed on time, the Company is liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties.

(7)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Six Months Ended
		June 30, 2003	June 30, 2002
Interest and Other Income
IBC, general partner of IGC	(A1)	$ 15	$ -
		$ 15	$ -
General and Administrative Expense
IBC, general partner of IGC for miscellaneous	(B7)	$ 2	$ 2
Smallwood Village Associates ("SVA"), affiliate of IBC, for rent	(B1)	9	8
American Rental Management Company ("ARMC"), subsidiary of
ACPT for support and other services	(B2)	8	12
Equus Entertainment Corp. ("Equus"), affiliate of IBC, consulting fee	(B4)	(86)	(63)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(100)	(100)
		$ (167)	$ (141)
Interest Expense
IBC, general partner of IGC	(B6)	$ 4	$ 38
Interstate General Properties ("IGP"), subsidiary of ACPT	(B8)	-	1
		$ 4	$ 39

BALANCE SHEET IMPACT:		Balance June 30, 2003	Balance December 31, 2002

Assets Related to Land Development
Land - Brandywine, Maryland; Guarantee Fees paid to
James J. Wilson and IBC	(B10)	$ 110	$ -
		$ 110	$ -
Other Assets
Receivables:
IBC, note receivable, Westbury	(A1)	$ 383	$ 704
IBC, receivables, miscellaneous	(B7)	14	10
IBC, receivables, WCA	(B6)	-	83
		$ 397	$ 714
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 425	$ -
Accounts payable to IBC for miscellaneous	(B7)	12	10
Accounts payable to SVA, or rent	(B1)	8	-
Advances, IGMC, IGC's managing general partner	(B9)	79	79
Accounts payable to IGP for tax support services	(B3)	60	60
Accounts payable to IGP for miscellaneous	(B8)	17	17
Accounts payable to ARMC for support services	(B2)	90	82
		$ 691	$ 248
(A)	Land Sales

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

Regarding debt assumption: A debt of $732,000 was due to the Winston Corporation and $63,000 was due to First National Bank of St. Mary's for the Westbury project. Of that debt, $63,000 was retired in February 2003. At June 30, 2003, IGC had not been released from the remaining debt due to Winston Corporation.

Regarding the note receivable: Accrued and unpaid interest on the principal balance is due and payable monthly with the principal payment. The principal of the note is payable in equal monthly installments of $40,000 plus interest at prime plus one percent per annum. The note matures on June 20, 2004. As of June 30, 2003 the note balance is approximately $383,000.

(B)	Other

Other transactions with related parties are as follows:
(1)

Beginning October 1, 2000 and as of June 30, 2003, IGC rents office space from SVA, an affiliate of IBC, at prevailing market rental rates. As an offset to this expense, IGC provides IBC with tax support services throughout the year. The payment for these services is used to reduce the Company's office rental expense due to SVA.

(2)

During 2002 and continuing in 2003, ARMC, an affiliate of ACPT, provided IGC with land development, human resources, and other miscellaneous administrative support services. In addition, ARMC provides photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

(3)	During 1999 and ending August 31, 2000, IGP, a subsidiary of ACPT, provided IGC with tax support services.

(4)

In March 1999, James J. Wilson began a consulting agreement with Equus, an affiliate of IBC, providing for a consulting fee of $11,250 per month until October 15, 2000. On October 16, 2000, the fee increased to $33,333 per month plus related benefits. Beginning January 1, 2002, the consulting agreement terms changed and are adjusted quarterly based on the percentage of Mr. Wilson's time spent on Equus matters.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with ARMC, a subsidiary of ACPT, providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson. In May 2002, IBC began funding payments as an offset against amounts due from IBC to ACPT for other contractual matters between these entities. Please refer to ACPT's December 31, 2001 10K filing for further information.

On April 1, 2003 ARMC resumed paying IGC directly.

(6)

The Company historically has received working capital advances from IBC, its General Partner, which were previously secured by a note receivable ("LDA note") from Land Development Associates, a subsidiary of ACPT. Beginning April 1, 1999, interest accrued at 1.5% over the prime rate subject to a 9% ceiling. In the second quarter of 2001, IBC purchased the LDA note from IGC, with the approval of the Company's Board of Directors, for an amount equal to the principal balance due plus accrued interest thereon. All previous working capital advances were applied to the purchase price of the note. The balance of the purchase price was paid in cash.

On December 3, 2001, IGC signed a new Working Capital Support Agreement with IBC. Interest accrues at prime plus 1%. Advances under this agreement are secured by the first available funds following financial close on any IWT/CWT solid waste recycling project. As of June 30, 2003, approximately $425,000 is due for principal and interest combined.

(7)

During 2002, and continuing in 2003, IGC incurred shared expenses with IBC for office supplies and services. For the quarter ended June 30, 2003, IGC incurred approximately $2,000 of expenses. For the same period in 2002, the amount of expenses totaled approximately $2,000.

(8)

Beginning October 1998, and ending July 2000, IGP, a subsidiary of ACPT, paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of June 30, 2003, the principal amount due is approximately $13,000; accrued interest is approximately $4,000.

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

(10)

The Company paid guarantee fees in the second quarter of 2003. In exchange for a guarantee relating to the $2.5 million letters of credit for public improvement bonds on Brandywine Investment Associates, LP's ("BIA") Mercantile loan restructuring of August 2002, the Company paid a 2% guarantee fee of $50,000 to James J. Wilson. In exchange for a guarantee for the financing on the TJJ loan, the Company paid a 1.5% guarantee fee of $60,000 to IBC. The independent members of the Board of Directors approved the fees.

(8)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease American Family Home's ("AFH") operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of June 30, 2003, approximately $653,000 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.

(9)	SEGMENT INFORMATION

IGC's three reportable segments are waste recycling project development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to Note 8 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2003 and 2002 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2003

Total revenues	(1)	-	-	2,667	-	2,667
Interest income	(1)	1	-	15	-	15
Interest expense	(1)	1	7	349	-	356
Depreciation and amortization	(1)	-	9	25	-	34
Net loss	(1)	(15)	(299)	(865)	-	(1,164)

Total assets		(1,667)	1,352	55,790	(25,443)	30,032
Changes to long lived assets		-	492	(676)	-	(184)
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2002

Total revenues	(1)	1	-	351	-	351
Interest income	(1)	1	-	1	-	1
Interest expense	(1)	-	7	355	-	362
Depreciation and amortization	(1)	-	9	16	-	25
Net loss	(1)	(64)	(409)	(1,698)	-	(2,107)

Total assets		(1,469)	2,558	56,546	(24,833)	32,802
Changes to long lived assets		-	386	(270)	-	116

(1) Amounts reported for the discontinued segment are not included in the totals for these items.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Six Months Ended June 30, 2003 versus 2002

Land Development Operations

Land development sales revenue increased to $2,652,000 during the six months ended June 30, 2003, compared to $350,000 for the same period during 2002. Sales for both years occurred at the Company's Brandywine project where all residential acres are under contract with Washington Homes, Inc. (WHI). There are two contracts in place for these sales. The first contract is for the sale of 48 completed single-family lots, all which have been delivered, plus an option to purchase 11 additional lots, which WHI has indicated it will exercise. The Company expects to deliver these lots in the Fall of 2003. The second contract is for the sale of the balance of the residential land, which will be sold on a semi-developed basis. The Company and WHI are jointly pursuing the final site plan for those lots. The working site plan consists of 827 semi-developed lots.

The 2003 period represents the sale of 12 completed single-family lots and 114 semi-developed townhouse lots. These sales produced a combined 15% gross margin.

The 2002 period reflects the sale of seven single-family lots. The sales produced negative gross margins which are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots.

Cost of Land Sales

Cost of land sales increased to $2,129,000, compared to $451,000 for the same period in 2002. A majority of the costs in 2003 represent expenses relating to the development of the Company's Brandywine project referred to in the above sales discussion. Included in the 2002 expenses are $71,000 of costs for improvements and repairs required under the subdivision agreement bond with St. Mary's County at the Company's Westbury project. These costs relate to lots previously sold. The Westbury project was sold to IBC in December 2002.

General and Administrative

General and administrative costs decreased 16.8% to $1,095,000 from $1,316,000 during the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 is attributable to reductions in the following items: audit and tax preparation fees, legal fees, public company expenses (Registrar and Transfer agent fees, 10KSB printing, postage, press release fees), office relocation costs (relocation occurred during 2002), and computer and equipment leasing fees (paid off in late 2002). A further reduction occurred during the first and second quarter of 2003 due to allocation of salary between IGC's various activities. As a result, a greater portion of salaries was included in waste recycling project marketing during 2003 than in 2002, as well as capitalized to real estate activities rather than expensed currently.

Waste Project Marketing and Development

Waste project marketing and development decreased to $211,000 from $280,000 compared to the same period for 2002. The decrease is a reflection of the capitalization versus expense treatment of costs associated with the Costa Rica project, for which capitalization began on August 21, 2002. In addition, the first quarter of 2002 reflected more marketing activities in China and the Philippines than were incurred for similar activities in 2002.

For the Three Months Ended June 30, 2003 versus 2002

Land Sales Operations

Land sales revenue increased to $2,302,000 from $350,000 compared to the same period for 2002. The increase is a reflection of sales at the Company's Brandywine project to WHI. The 2003 period reflects sales of five single-family lots and 114 semi-developed townhouse lots. Combined, these sales produced an 18% gross profit margin. The 2002 period reflects sales of seven single-family lots to WHI. The sales produced negative gross margins in 2002, and are a reflection of extended holding periods and larger than anticipated costs for completing the developed lots.

Cost of Land Sales

Cost of land sales increased to $1,757,000 from $380,000 for the same period in 2002. A majority of the cost for both years represents expenses relating to the development of the Company's Brandywine project, referred to in the above sales discussion.

Waste Project Marketing and Development

Waste project marketing and development decreased to $86,000 from $102,000 for the same period in 2002. The three months ended June 30, 2002 include expenses for the Costa Rica project, while same period in 2003 does not, as the costs are being capitalied.

Liquidity and Capital Resources

Cash and Cash equivalents were $80,000 and $395,000 respectively at June 30, 2003 and December 31, 2002.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be remediation costs under the Consent Decree described below, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following summarizes the Company's liquidity challenges and the steps it is taking in order to meet its liquidity requirements.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and has until approximately December 31, 2003 to complete the remediation requirements imposed by the decree. Subsequent to the end of the quarter, the Company executed a contract that covers most items required in the Consent Decree. The contract provides for payments of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional payments, bringing total cash payments under the contract to $1,112,000. Other items required by the decree are estimated to cost $125,000. In addition, contingencies could add an additional $250,000 to the total cost. The Company's General Partner, IBC has guaranteed the remediation contract. Both IGC and IBC are seeking funding to pay for the remediation. IBC is looking both to refinance and sell assets to provide funding. If funding is not obtained within the time period required by the Consent Decree, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter.

The Company is attempting to raise up to $25,000,000 for continued development of existing solid waste recycling projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste projects. The Company has retained the private banking firm of Morgan Joseph & Co. Inc. to assist it in raising capital. Morgan Joseph has prepared and distributed to selected prospective investors a private placement memorandum and is in ongoing discussions with prospective investors who have expressed interest in financing the Company's existing solid waste recycling projects. It is too early to know whether the funds sought can be raised and, if so, on what terms.

IGC has a debt of $7,468,000 due December 1, 2003, secured by its Towne Center South property, as well other commercial parcels in St. Charles, Maryland. The Company plans to retire this debt primarily through the refinancing of the Towne Center South property and by the sale of miscellaneous parcels. Such a refinancing would be based on conversion of a portion of the commercial property into residential property for development as an apartment community targeting entry-level professionals such as teachers and policemen. The conversion is permitted under the existing Planned Unit Development ("PUD") zoning, but does require County and other governmental approvals. Once approval is obtained, the Company expects to refinance this parcel. Management is hopeful it can obtain the necessary approvals before year-end. Proceeds from the financing of the apartment site will be applied toward curtailing the existing $7.5 million mortgage against the property. It is not expected that the apartment site financing will be sufficient to retire the debt. Management believes that it can refinance the remaining property at Towne Center South (acreage outside of the apartment project) combined with other commercial parcels located in St. Charles, Maryland to retire any remaining debt. Discussions with Charles County about the PUD conversion are underway but have not yet progressed to the point where Management can predict the outcome.

In addition to the debt and remediation obligations described above, budgeted operating expenses for the remaining six months of 2003 will be approximately $1.8 million (inclusive of salary and lease commitments, but excluding remediation costs and direct waste recycling project costs). As of June 30, 2003, the Company has approximately $1,349,000 of operating payables. Several of the Company's loan agreements contain provisions requiring the Company to remain solvent in order not to be in default under its loan agreements. Management believes that its working capital support agreement with IBC (discussed below) is sufficient to enable it to comply with its loan agreements.

Even if the Company is successful in refinancing or disposing of real estate assets to meet its operating needs during the balance of the year, it will need to obtain financing for its waste development activities as described above and receive payments and advances from its General Partner, IBC. In addition, IGC has a working capital support agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements in exchange for a security interest in the Company's waste projects. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue operations in 2003.

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

At June 30, 2003, $8,843,000 has been capitalized relating to waste recycling projects in Puerto Rico, the U.S. Virgin Islands, and Costa Rica. The Company expects to recover this investment through the income generated by the waste recycling projects.  IWT was told in a conversation on August 8, 2003, that Collier County, Florida had decided to cancel its waste project procurement and continue to dispose of its waste in landfills. The Company has written off its $59,000 capitalized investment in this project as of June 30, 2003.

Debt Summary

As of June 30, 2003, assets with a book value of $21,489,000 were encumbered by $9,983,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	6/30/03

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/03	$ 7,468

Washington Savings Bank - Letter of Credit and Development	(b)	200	8.5%	11/1/04	200

Mercantile Mortgage Corporation - Development Loans	(c)	11,840	P+.75%	7/25/05	2,146

TJJ Corporation - Credit Agreement	(d)	4,000	15%	9/30/05	4,496

M & T Bank - Mortgage	(e)	227	7.85%	6/30/05	169

IBC - Working Capital Support Agreement	(f)	-	P+1%	Demand	425

		$ 24,032			$ 14,904

* P = Prime lending interest rate
(a)

This loan provides an operating line of credit. $1,000,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%. The loan is secured by the Company's Towne Center South parcel as well as other miscellaneous commercial parcel located in St. Charles, Maryland.

(b)

This loan provides operating cash and preliminary development funds. Monthly interest payments are required at 8.5%. The line is secured by a first deed of trust on a 3/4 acre parcel located in St. Charles, Maryland.

(c)

This loan is for the development of the Brandywine project. The loan is secured by a first deed of trust on the Brandywine property. The loan is broken down into three loans for development use: infrastructure, single-family, and townhomes. Included in the "maximum borrowings" is an interest reserve on each loan sufficient to provide for the payments of interest through the term of the loans. Principal curtailments are due as sales occur.

(d)

This credit agreement provided funds for the repayment of a portion of the cash flow note between SCA and Brandywine Investment Associates, LP ("BIA"), and bears interest at 15%, of which 12% is paid monthly and 3% is deferred and compounds. There is also a lending fee on the loan due at the time of principal repayment. The lending fee is an amount calculated to bring the combined return on the loan equal to a 25% Internal Rate of Return. Fee and principal payments are due during the third quarter of 2003, 2004, and 2005. Under terms of the credit agreement, the Partnership may repay up to $4 million of the note balance due to SCA. As of June 30, 2003, $4 million of interest and principal has been repaid. At June 30, 2003, the balance of $4,496,000 included $96,000 of deferred interest and $400,000 of accrued lending fees.

This credit agreement is guaranteed by SCA, IGC, and IBC, IGC's General Partner. There is also an Environmental Indemnification Agreement in place between the Lender and the Partnership, IGC, and James J. Wilson, individually, the CEO of Interstate General Company, LP. Pursuant to the Guaranty Agreement IBC is required to maintain a defined adjusted net worth of not less than $6.4 million. At the time of this filing, IBC has not completed closing its books or the related net worth test. However, IBC's Management expects that it will comply with this and related loan requirements.

(e)	This mortgage note requires monthly principal and interest payments of $1,818.

(f)

The Company signed a Working Capital Support Agreement with IBC on December 3, 2001. This agreement allows advances to the Company which are secured by the first funds available following financial close on any IWT / CWT waste recycling project. Interest accrues at prime plus 1%.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company is obligated to complete the previously ordered restoration not later than 15 months from the date the District Court decision became final.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. It is estimated that the remaining cost will be $1.5 million. Subsequent to the end of the quarter, the Company entered into a contract for most of the required work. Work commenced in late July. The contract has been guaranteed by IBC.

The Company is seeking to fund the cost of remediation by a combination of advances from IBC, other borrowings, and real estate sales. If the remediation is not completed on time, the Company is liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties.

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

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Paul Dillon, the Company's CFO, announced his resignation on July 21, 2003, effective August 28, 2003.

ITEM 6(a).	EXHIBITS

Exhibit No.	Description

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer

99(b)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Financial Officer

ITEM 6(b).	REPORTS ON FORM 8-K

Form 8-K, dated July 22, 2003 (Items 5 & 7)

CERTIFICATIONS

I, James J. Wilson, the Chief Executive Officer of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Interstate General Company, LP (the "Company");

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

Dated: August 13, 2003	/s/ James J. Wilson James J. Wilson Chief Executive Officer

CERTIFICATIONS

I, Paul Dillon, the Chief Financial Officer of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Interstate General Company, LP (the "Company");

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

Dated: August 13, 2003	/s/ Paul Dillon Paul Dillon Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE GENERAL COMPANY LP
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: August 13, 2003	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: August 13, 2003	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: August 13, 2003	By: /s/ Paul Dillon
Paul Dillon
Vice President and Chief Financial Officer