Form 10QSB
period 2003-09-30
INTERSTATE GENERAL CO L P
filed 2003-11-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Entertainment Corporation
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
LDA	Land Development Associates, SE
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Revenues
Land sales	$ 2,652	$ 700
Interest and other income	27	161
Total revenues	2,679	861

Expenses
Cost of land sales	2,139	832
General and administrative	1,464	1,854
Interest expense	555	570
Waste project marketing and development	324	479
Depreciation and amortization	51	79
Total expenses	4,533	3,814

Loss Before Minority Interest	(1,854)	(2,953)
Minority Interest Expense	6	-
Net loss	$ (1,860)	$ (2,953)

Net Loss
General Partners	$ (19)	$ (30)
Limited Partners	(1,841)	(2,923)
	$ (1,860)	$ (2,953)

Weighted Average Limited Partner Units Outstanding	2,100	2,071

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.88)	$ (1.41)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Three Months Ended September 30,
	2003	2002
Revenues
Land sales	$ -	$ 350
Interest and other income	12	160
Total revenues	12	510

Expenses
Cost of land sales	10	381
General and administrative	369	538
Interest expense	199	208
Waste project marketing and development	113	199
Depreciation and amortization	17	30
Total expenses	708	1,356

Loss Before Minority Interest	(696)	(846)
Minority Interest Expense	-	-
Net loss	$ (696)	$ (846)

Net Loss
General Partners	$ (7)	$ (9)
Limited Partners	(689)	(837)
	$ (696)	$ (846)

Weighted Average Limited Partner Units Outstanding	2,103	2,071

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.33)	$ (0.40)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

ASSETS
September 30, 2003
Cash and Cash Equivalents
Unrestricted	$ 93
Restricted	76
169
Assets Related to Waste-Recycling Projects
Deferred costs	9,133
Property, plant and equipment less accumulated depreciation of $228	165
Other assets	55
9,353
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	7,999
Brandywine, Maryland	12,152
Accounts receivable and other assets	433
20,584
Receivables & Other Assets
Receivables	4
Receivables - IBC	14
Other assets - deposits and prepaids	309
Property, plant, and equipment, less accumulated depreciation of $133	21
348

Total Assets	$ 30,454

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL
September 30, 2003
Liabilities Related to Waste-Recycling Projects
Accounts payable and accrued liabilities	$ 608
Mortgages	167
775
Liabilities Related to Land Development
Development loans	2,426
Wetlands remediation and road reimbursement agreement accrual	1,135
Deposit on lot sale contract	250
Accounts payable and accrued liabilities	1,011
4,822
Liabilities Related to Discontinued Operations
Accounts payable	13
Reserve for completing discontinued operations	40
53
Other Liabilities
Accounts payable and accrued liabilities	992
Loan payable - IBC	1,031
Loan payable - Credit Agreement	4,658
Due to managing general partner - IGMC	79
Lines of Credit	7,889
14,649

Total Liabilities	20,299

Partners' Capital
General partners' capital	3,992
Limited partners' capital - 2,104 units issued and outstanding as of September 30, 2003	6,163
Total partners' capital	10,155

Total Liabilities and Partners' Capital	$ 30,454

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net loss	$ (1,860)	$ (2,953)
Decrease (increase) in operating assets:
Land and development costs (1)	65	(304)
Deferred waste project costs	(781)	(576)
Changes in restricted cash	(6)	39
Receivables and other assets	1,430	(232)

Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses, notes payable and other liabilities	406	(1,182)
Deposit on land sale contract	(250)	500
Net cash provided by (used in) operating activities	(996)	(4,708)

Cash Flows from Financing Activities
Cash proceeds from debt financing	2,146	6,202
Payment of debt	(2,483)	(780)
Proceeds (payment) of debt to IBC and related parties	1,031	735
Net cash provided by (used in) financing activities	694	6,157

Net (Decrease) Increase in Cash and Cash Equivalents	(302)	1,449
Cash and Cash Equivalents, Beginning of Period	395	72
Cash and Cash Equivalents, End of Period	$ 93	$ 1,521

Notes:

(1) For the period ending September 30, 2003, land and development costs do not include a $150,000 charge for the road reimbursement agreement related to the Company's Towne Center South Property, nor the $1.5 million charge for the wetlands remediation referenced in Note 6, Wetland Remediation, both non-cash items.

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland as well as a significant interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the outstanding shares of stock of Interstate Waste Technologies ("IWT") and Caribe Waste Technologies ("CWT"), excluding shares issued as incentive compensation to key employees, are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's unit holders.

Critical Accounting Policy - Deferred Waste Project Costs

The Company capitalizes the direct costs of procuring waste-recycling projects after achieving specific project-related milestones, and when management believes the costs are probable of being realized. All other project development costs are expensed as incurred.

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

For projects that are not subject to competitive procurements, the cost of obtaining each project is expensed until such time as certain project-related milestones are achieved. These milestones vary from project to project depending upon the political jurisdictions involved. The test is whether the Company believes it has obtained sufficient assurances from the contracting jurisdictions that the project is more likely than not to proceed. At such point, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

To date, there has not been a financial close on any of the Company's waste-recycling projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are more likely than not, the capitalized costs are written off.

At September 30, 2003, approximately $9,133,000 has been capitalized relating to waste-recycling projects. Recovery is dependent upon future revenues from the construction and operation of waste-recycling plants.

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.
(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY

Cash and Cash equivalents were $93,000 and $395,000 respectively at September 30, 2003 and December 31, 2002.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be remediation costs under the Consent Decree described below, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following summarizes the Company's liquidity challenges and the steps it is taking to meet its liquidity requirements.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and has until approximately December 31, 2003 to complete the remediation requirements imposed by the decree. In July 2003, the Company executed a contract that covers most items required in the Consent Decree. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid in August 2003. The contract provides for payments of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. Other items required by the decree, not covered in the contract mentioned above, are estimated to cost $125,000. In addition, other contingencies could add an additional $250,000 to the total cost. The Company's General Partner, IBC, has guaranteed the payment under the remediation contract. If funding is not obtained and the work is not completed within the time period required by the Consent Decree, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter.

As of this filing, the contractor has invoiced approximately $700,000 for services rendered from contract signing through October 2003. Both IGC and IBC are seeking funding to pay for the remediation. The Company has requested a line of credit with Mercantile Mortgage Corporation to provide funding for these obligations. In addition, IGC and IBC are looking both to refinance and sell assets to provide funding.

IGC has a debt of $7,689,000 due December 1, 2003, secured by its Towne Center South property, as well other commercial parcels in St. Charles, Maryland. The Company is currently negotiating with the lender for a one-year extension of the debt. It is the Company's plan to extend the debt and work to retire such debt through sales. The Company is in discussions with a potential buyer for approximately 30 acres of commercial property that will be converted into residential property for development as an apartment community targeting entry-level professionals such as teachers and policemen. The conversion is permitted under the existing planned unit development ("PUD") zoning, but does require County and other governmental approvals. Management is trying to obtain the necessary approvals as fast as possible. The Company plans to seek a bridge loan to pay down the existing mortgage until final sale can occur. Proceeds from the bridge loan for the apartment site will be applied toward curtailing the existing $7.7 million mortgage against the property. It is not expected that the apartment site financing will be sufficient to retire the entire debt. In addition, the Company is negotiating with a buyer for the sale of a parcel to be used as a park-and-ride facility. The anticipated purchase price is $2,000,000. Management is hopeful that the sale can occur by mid-year, 2004. The two sales above will eliminate or substantially reduce the debt associated with Towne Center South. The Company plans to completely retire the debt within the extension period through a combination of sales and other interim mortgage financing.

The Company is currently negotiating with Mercantile Mortgage Corporation, its development lender for the Brandywine project, to restructure its current development loan. The requested restructuring will include funds for future development and improvement costs at the project, the pay-off of $4.8 million mezzanine financing currently in place on the property, and a $2 million working line of credit. The working line of credit will provide $1 million of funds for the remediation work required under the Consent Decree and $1 million for operating expenses. In addition, the Company is also working to attract an equity investor in the Brandywine project. It is too early to know whether it will be successful, and if so, on what terms.

The Company is attempting to raise up to $25,000,000 for continued development of existing solid waste-recycling projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste projects. The Company has retained the private banking firm of Morgan Joseph & Company to assist it in raising capital. Morgan Joseph has prepared and distributed to selected prospective investors a private placement memorandum and is in ongoing discussions with prospective investors. To date, the Company has not received any proposals.

In addition to the debt and remediation obligations described above, budgeted operating expenses for the remaining three months of 2003 will be approximately $970,000 (inclusive of salary and lease commitments, but excluding remediation costs and direct waste-recycling project costs). As of September 30, 2003, the Company has approximately $1.7 million of operating payables. Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements in exchange for a security interest in the Company's waste projects.

Even if the Company is successful in refinancing or disposing of real estate assets to meet its operating needs during the balance of the year, it will need to obtain financing for its waste development projects described above and receive payments and advances from its General Partner, IBC.

There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its current scope of operations.
(3)	IWT/CWT INVESTMENT ADVISOR AGREEMENT

The Company has retained the services of Morgan Joseph & Co. Inc. ("Morgan Joseph") to provide financial advisory and investment banking services to IWT/CWT for waste-recycling projects. Morgan Joseph is a New York-based investment banking firm with experience in environmental projects. Morgan Joseph has prepared a private placement memorandum seeking $25 million of development financing for the Company's waste-recycling recycling projects.

The Company has agreed to pay Morgan Joseph a retainer fee plus reasonable out-of-pocket expenses. Morgan Joseph also will be entitled to a success fee.

(4)	INVESTMENT IN WASTE-RECYCLING RECYCLING PROJECTS

In 1990, IGC formed IWT to develop innovative solutions for the disposal of municipal waste and to pursue waste-recycling contracts with municipalities and government entities as well as industrial and commercial waste generators.

In 1996, a second affiliate, CWT, was formed in Puerto Rico. CWT was established to perform waste-recycling recycling projects in the Caribbean.

IWT/CWT's business plan is to develop and own waste-recycling projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. IWT/CWT has the right to develop projects using the Thermoselect technology in North, Central, and South America and for selected other projects worldwide. Typically, IWT/CWT and its alliance members offer to finance, build, own, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer, HDR, the contractor, H. B. Zachary, and the operator, a subsidiary of Veolia Environment, one of the world's most experienced waste plant operators. IWT has also signed an agreement with Thermoselect to be its non-exclusive sales and marketing representative for waste-recycling facilities in North America and the Caribbean using the Thermoselect technology.

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and own a Thermoselect facility to process waste from the metropolitan San Juan area. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community Agreement. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority to approve the project. Caguas government officials and CWT's management are in talks with other municipalities, the Puerto Rico Electric Power Authority, and other relevant government officials to support the project.

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT in late 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-recycling contract in the Summer of 2001, subject to satisfactory agreement with the Territory's electric utility for the purchase of power and possibly water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations could take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. On September 23, 2003, the utility informed CWT that it was terminating contract negotiations and would issue an RFP for its power purchase requirements. In response, CWT informed the utility that it is required by law to purchase electricity from a "qualifying facility," and that it intended to pursue its legal remedies unless the utility complies. CWT is awaiting the utility's response.

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities of Metropolitan San Jose, Costa Rica. The memorandum is based on a proposal for a 480,000-ton solid waste-recycling facility. A letter committing to purchase the export electricity has been received from the government-owned electric utility. Contract discussions with the municipalities and the electric utility are ongoing. The President of Cost Rica has informed the Company that he will make an announcement about the project in mid-November.

In the third quarter of 2003, Collier County, Florida canceled its waste project procurement. It will continue to use landfills to dispose of waste. During the quarter ended June 30, 2003, the Company wrote off its capitalized costs in Collier County.

IWT is also participating in requests for qualification proceedings for solid waste projects in U.S. jurisdictions as well as in Toronto, Canada. IWT is also pursuing projects outside of North America, all of which are in early stages.

As of September 30, 2003, certain IWT/CWT deferred costs related to the projects in the Virgin Islands, Puerto Rico, and Costa Rica have been capitalized in accordance with the Company's capitalization policy on deferred waste-recycling project costs. Please refer to Note 1 to the financial statements.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. However, the many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act ("CWA"), and corresponding foreign regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste-recycling contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at September 30, 2003 and December 31, 2002:
			Outstanding (in thousands)
	Maturity Dates From/To	Interest Rates* From/To	September 30, 2003	December 31, 2002
Related to waste technology ventures:
Mortgage	06/30/05	7.85%	$ 167	$ 173

Land:
Development loans	7/25/05	P+.75%	2,426	3,958

General:
Line of credit	12/1/03	P+1% with a Floor of 9.5%	7,689	7,030

Line of credit	11/1/04	8.5%	200	-

Credit Agreement (1)	09/30/05	15%	4,658	4,197

Related Entity (2)	Demand	P+1%	1,031	-

Discontinued Operations:
Development Loan	06/03/03	P+1%	-	119
Total debt			$ 16,171	$ 15,477

*P = Prime lending interest rate

(1) = 15% interest rate - 12% current interest paid monthly, 3% is deferred until loan repayment and a lending fee, due at time of principal repayment, in an amount to bring the combined return on the loan to a 25% Internal Rate of Return.

(2) = IBC

As of September 30, 2003, $167,000 of recourse debt related to a waste-recycling recycling company office mortgage is collateralized by an office building with a book value of $165,000.

As of September 30, 2003, $2,426,000 of recourse debt related to land development is collateralized by land development assets with a book value of $13,641,000.

As of September 30, 2003, a $7,689,000 line of credit is collateralized by land assets with a book value of $8,207,000.

As of September 30, 2003, a $200,000 line of credit is collateralized by land assets with a book value of $135,000.

The Company was contingently liable on debt relating to the Westbury project, which was sold to IBC in December 2002. As part of the purchase price, IBC assumed debt totaling $795,000. As of September 2003, all debt was retired.

(6)	WETLAND REMEDIATION

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, LP ("SCA"), and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the Consent Decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in Parcel L, another location in St. Charles.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company is obligated to complete the previously ordered restoration by January 2, 2004.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required work at Towne Center South. Work commenced in late July. The contract has been guaranteed by IBC. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid in August 2003. The contract provides for payments of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. The contractor has invoiced approximately $700,000 for services rendered from contract signing through October 2003. The Company expects to enter into a contract with the same contractor for the restoration work on Parcel L that will take approximately one month to complete. It is estimated that the combined cost of remediation in Towne Center South and Parcel will be $1.5 million.

The remaining estimated cost for the remediation is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized in the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual, but to date no land has been sold or is under contract and therefore the Company will need to fund the cost of remediation by a combination of advances from IBC, other borrowings, and real estate sales in Brandywine. If the remediation is not completed on time, the Company is liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties.

(7)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
		(In thousands)
INCOME STATEMENT IMPACT		Nine Months Ended
		September 30, 2003	September 30, 2002
Interest and Other Income
IBC, general partner of IGC	(A1)	$ 20	$ -
		$ 20	$ -
General and Administrative Expense
IBC, general partner of IGC for miscellaneous	(B7)	$ 3	$ 4
Smallwood Village Associates, LP ("SVA"), affiliate of IBC, for rent	(B1)	8	12
American Rental Management Company ("ARMC"), subsidiary
of ACPT for support and other services	(B2)	7	18
Equus, affiliate of IBC, consulting fee	(B4)	(138)	(82)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(150)	(142)
		$ (270)	$ (190)
Interest Expense
IBC, general partner of IGC	(B6)	$ 16	$ 69
Interstate General Properties ("IGP"), subsidiary of ACPT	(B8)	-	1
		$ 16	$ 70
BALANCE SHEET IMPACT:		Balance September 30, 2003	Balance December 31, 2002

Assets Related to Land Development
Land - Brandywine, Maryland; Guarantee Fees paid to
James J. Wilson and IBC	(B10)	$ 110	$ -
		$ 110	$ -
Other Assets
Receivables:
IBC, note receivable, Westbury	(A1)	$ -	$ 704
IBC, receivables, miscellaneous	(B7)	14	10
IBC, receivables, WCA	(B6)	-	83
ARMC, receivables, miscellaneous	(B2)	1	-
		$ 15	$ 797
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 1,031	$ -
Accounts payable to IBC for miscellaneous	(B7)	13	10
Accounts payable to SVA, or rent	(B1)	7	-
Advances, IGMC, IGC's managing general partner	(B9)	79	79
Accounts payable to IGP for tax support services	(B3)	-	60
Accounts payable to IGP for miscellaneous	(B8)	-	17
Accounts payable to ARMC for support services	(B2)	-	82
		$ 1,130	$ 248
(A)	Land Sales

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

Regarding debt assumption: A debt of $732,000 was due to the Winston Corporation and $63,000 was due to First National Bank of St. Mary's for the Westbury project. Of that debt, $63,000 was retired in February 2003. The remaining debt was retired in September 2003.

Regarding the note receivable: Accrued and unpaid interest on the principal balance is due and payable monthly with the principal payment. The principal of the note was payable in equal monthly installments of $40,000 plus interest at prime plus one percent per annum. On September 29, 2003, the balance of approximately $387,000 was paid to IGC.

(B)	Other

Other transactions with related parties are as follows:
(1)

Beginning October 1, 2000 and as of September 30, 2003, IGC rents office space from SVA, an affiliate of IBC, at prevailing market rental rates. As an offset to this expense, IGC provides IBC with tax support services throughout the year. The payment for these services is used to reduce the Company's office rental expense due SVA.

(2)

During 2002 and continuing in 2003, ARMC, an affiliate of ACPT, provided IGC with miscellaneous land development, human resources, and other miscellaneous administrative support services. On occasion, ARMC provides photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

In addition, on June 30, 2003 IBC agreed to advance, on IGC's behalf, approximately $171,000 due ARMC for these items and amounts due for items in B(3) and B(8) due by IGC and its related entities.

In an effort to reduce the need for these services in the future, IGC incurred costs during the third quarter 2003 relating to a change of address and phone number. The costs associated with these changes are being offset against future amounts billed by ARMC. As of September 30, 2003, IGC holds a credit balance of approximately $1,100.

(3)	During 1999 and ending August 31, 2000, IGP, a subsidiary of ACPT, provided IGC with tax support services. As of September 30, 2003, all amounts due were paid in full.

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

On December 3, 2001, IGC signed a new Working Capital Support Agreement with IBC. Interest accrues at prime plus 1%. Advances under this agreement are secured by the first available funds following financial close on any IWT/CWT solid waste-recycling recycling project. As of September 30, 2003, approximately $1,031,000 is due for principal and interest combined.

(7)

During 2002, and continuing in 2003, IGC incurred shared expenses with IBC for office supplies and services. As of September 30, 2003, IGC has incurred approximately $3,000 of expenses for 2003. For the same period in 2002, the amount of expenses totaled approximately $4,000.

(8)

Beginning October 1998, and ending July 2000, IGP, a subsidiary of ACPT, paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of September 30, 2003, the full principal interest amounts of approximately $17,000 were paid in full.

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

(10)

The Company paid guarantee fees in the second quarter of 2003. In exchange for a guarantee relating to the $2.5 million letters of credit for public improvement bonds on Brandywine Investment Associates, LP's ("BIA") under a Mercantile loan restructuring of August 2002, the Company paid a 2% guarantee fee of $50,000 to James J. Wilson. In exchange for a guarantee for the financing on the TJJ loan, the Company paid a 1.5% guarantee fee of $60,000 to IBC. The independent members of the Board of Directors approved the fees.

(8)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease American Family Home's ("AFH") operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of September 30, 2003, approximately $660,000 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.

(9)	SEGMENT INFORMATION

IGC's three reportable segments are waste-recycling recycling project development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to Note 8 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2003 and 2002 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste- Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2003

Total revenues	(1)	2	-	2,679	-	2,679
Interest income	(1)	1	-	20	-	20
Interest expense	(1)	1	10	545	-	555
Depreciation and amortization	(1)	-	13	38	-	51
Net loss	(1)	(22)	(473)	(1,387)	-	(1,860)

Total assets		(1,670)	1,262	56,297	(25,435)	30,454
Changes to long lived assets		-	781	(65)	-	716

		Homebuilding (Discontinued)	IWT/CWT Waste- Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2002

Total revenues	(1)	8	1	860	-	861
Interest income	(1)	8	1	2	-	3
Interest expense	(1)	1	10	560	-	570
Depreciation and amortization	(1)	-	13	66	-	79
Net loss	(1)	(69)	(639)	(2,314)	-	(2,953)

Total assets		(1,528)	1,868	59,178	(24,838)	34,680
Changes to long lived assets		-	304	576	-	880

(1) Amounts reported for the discontinued segment are not included in the totals for these items.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Nine Months Ended September 30, 2003 versus 2002

Land Development Operations

Land development sales revenue increased to $2,652,000 during the nine months ended September 30, 2003, compared to revenue of $700,000 for the same period during 2002. Both years reflect sales at the Company's Brandywine project where all residential acres are under contract with Washington Homes, Inc. (WHI). There are two contracts in place for these sales. The first contract, dated September 10, 2001 ("Contract A"), is for the sale of 48 completed single-family lots, all which have been delivered, plus an option to purchase 11 additional lots, which WHI has exercised. The second contract, dated February 21, 2002 ("Contract B") is for the sale of the balance of the residential land, which will be sold on a semi-developed basis. The Company and WHI are jointly pursuing the final site plan for those lots. The recently submitted site plan consists of 827 semi-developed lots.

The revenue reflected in the 2003 period represents the sale of 12 completed single-family lots under Contract A, for a sales price of $600,000 and 114 semi-developed townhouse lots under Contract B, for a total sales price of $2,052,000. These sales produced a combined 15% gross margin.

The revenue reflected in the 2002 period reflects the sale of 14 single-family lots under Contract A, for a total sales price of $700,000. The sales produced negative gross margins which are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots.

Cost of Land Sales

Cost of land sales increased to $2,139,000, compared to $832,000 for the same period in 2002. A majority of the costs in 2003 represent expenses relating to the development of the Company's Brandywine project referred to in the above sales discussion. Included in the 2002 expenses are $84,000 of costs for the Company's other improvements and repairs required under the subdivision agreement bond with St. Mary's County at the Company's Westbury project and cost related to other land held by the Company in St. Charles, Maryland. This includes costs associated with real estate assets.These costs relate to lots previously sold. The Westbury project was sold to IBC in December 2002.

General and Administrative

General and administrative costs decreased approximately 21% to $1,464,000 from $1,854,000 during the nine months ended September 30, 2003 and 2002, respectively. The decrease in 2003 is attributable to reductions in the following items: audit and tax preparation fees, legal fees, public company expenses (Registrar and Transfer agent fees, 10KSB printing, postage, press release fees), office relocation costs (relocation occurred during 2002), and computer and equipment leasing fees (paid off in late 2002). A further reduction occurred during the first and second quarter of 2003 due to allocation of salary between IGC's various activities. As a result, a greater portion of salaries was included in waste project marketing and development during 2003 than in 2002, as well as capitalized to real estate activities rather than expensed currently.

Waste Project Marketing and Development

Waste project marketing and development decreased to $324,000 from $479,000 compared to the same period for 2002. The decrease is a reflection of the capitalization versus expense treatment of costs associated with the Costa Rica project, for which capitalization began on August 21, 2002. In addition, the first quarter of 2002 reflected more marketing activities than were incurred for similar activities in 2003.

For the Three Months Ended September 30, 2003 versus 2002

Land Sales Operations

The three-month period ended September 30, 2003 reflects no land sales revenue compared to $350,000 for the same period in 2002. The 2002 period reflects sales of seven single-family lots under Contract A in Brandywine. These lots were sold to WHI for a total sales price of $350,000. The 2002 sales produced negative gross margins and are a reflection of extended holding periods and larger than anticipated costs for completing the developed lots.

Cost of Land Sales

Cost of land sales decreased to $10,000 from $381,000 for the same period in 2002. The 2003 amount represents period costs for land the Company holds in St. Charles, Maryland, while the 2002 period represents expenses relating to the development of the Company's Brandywine project, referred to in the above sales discussion.

Liquidity and Capital Resources

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be remediation costs under the Consent Decree described below, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following summarizes the Company's liquidity challenges and the steps it is taking to meet its liquidity requirements.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and has until approximately December 31, 2003 to complete the remediation requirements imposed by the decree. In July 2003, the Company executed a contract that covers most items required in the Consent Decree. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid in August 2003. The contract provides for payments of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. Other items required by the decree, not covered in the contract mentioned above, are estimated to cost $125,000. In addition, other contingencies could add an additional $250,000 to the total cost. The Company's General Partner, IBC, has guaranteed the payment under the remediation contract. If funding is not obtained and the work is not completed within the time period required by the Consent Decree, the Company is subject to being held in contempt and fined. The Consent Decree imposes fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through day 60, and $3,000 per day thereafter.

As of this filing, the contractor has invoiced approximately $700,000 for services rendered from contract signing through October 2003. Both IGC and IBC are seeking funding to pay for the remediation. The Company has requested a line of credit with Mercantile Mortgage Corporation to provide funding for these obligations. In addition, IGC and IBC are looking both to refinance and sell assets to provide funding.

IGC has a debt of $7,689,000 due December 1, 2003, secured by its Towne Center South property, as well other commercial parcels in St. Charles, Maryland. The Company is currently negotiating with the lender for a one-year extension of the debt. It is the Company's plan to extend the debt and work to retire such debt through sales. The Company is in discussions with a potential buyer for approximately 30 acres of commercial property that will be converted into residential property for development as an apartment community targeting entry-level professionals such as teachers and policemen. The conversion is permitted under the existing planned unit development ("PUD") zoning, but does require County and other governmental approvals. Management is trying to obtain the necessary approvals as fast as possible. The Company plans to seek a bridge loan to pay down the existing mortgage until final sale can occur. Proceeds from the bridge loan for the apartment site will be applied toward curtailing the existing $7.7 million mortgage against the property. It is not expected that the apartment site financing will be sufficient to retire the entire debt. In addition, the Company is negotiating with a buyer for the sale of a parcel to be used as a park-and-ride facility. The anticipated purchase price is $2,000,000. Management is hopeful that the sale can occur by mid-year, 2004. The two sales above will eliminate or substantially reduce the debt associated with Towne Center South. The Company plans to completely retire the debt within the extension period through a combination of sales and other interim mortgage financing.

The Company is currently negotiating with Mercantile Mortgage Corporation, its development lender for the Brandywine project, to restructure its current development loan. The requested restructuring will include funds for future development and improvement costs at the project, the pay-off of $4.8 million mezzanine financing currently in place on the property, and a $2 million working line of credit. The working line of credit will provide $1 million of funds for the remediation work required under the Consent Decree and $1 million for operating expenses. In addition, the Company is also working to attract an equity investor in the Brandywine project. It is too early to know whether it will be successful, and if so, on what terms.

The Company is attempting to raise up to $25,000,000 for continued development of existing solid waste-recycling projects and selected new projects. IGC's long-term success depends on IWT/CWT's development of solid waste projects. The Company has retained the private banking firm of Morgan Joseph & Company to assist it in raising capital. Morgan Joseph has prepared and distributed to selected prospective investors a private placement memorandum and is in ongoing discussions with prospective investors. To date, the Company has not received any proposals.

In addition to the debt and remediation obligations described above, budgeted operating expenses for the remaining three months of 2003 will be approximately $970,000 (inclusive of salary and lease commitments, but excluding remediation costs and direct waste-recycling project costs). As of September 30, 2003, the Company has approximately $1.7 million of operating payables. Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements in exchange for a security interest in the Company's waste projects.

Even if the Company is successful in refinancing or disposing of real estate assets to meet its operating needs during the balance of the year, it will need to obtain financing for its waste development projects described above and receive payments and advances from its General Partner, IBC.

There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its current scope of operations.

Critical Accounting Policies

Deferred Waste Project Costs

The Company capitalizes the direct costs of procuring waste-recycling recycling projects after achieving specific project-related milestones, and when management believes the costs are probable of being realized. All other project development costs are expensed as incurred.

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

For projects that are not subject to competitive procurements, the costs of obtaining each project are expensed until such time as certain project-related milestones are achieved. These milestones vary from project to project depending upon the political jurisdictions involved. The test is whether the Company believes it has obtained sufficient assurances from the contracting jurisdictions that the project is more likely than not to proceed. At such point, all subsequent costs through financial close and commencement of construction are capitalized, including contract negotiation as well as permitting and engineering costs.

To date, there has not been financial close on any of the Company's waste-recycling recycling projects.

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, capitalized costs relating to that project are written off.

At September 30, 2003, approximately $9,133,000 has been capitalized relating to waste-recycling recycling projects in Puerto Rico, the U.S. Virgin Islands, and Costa Rica. The Company expects to recover this investment through the income generated by the waste-recycling recycling projects.  Collier County, Florida decided to cancel its waste project procurement and continue to dispose of its waste in landfills. The Company has written off its $62,000 capitalized investment in this project as of September 30, 2003.

Debt Summary

As of September 30, 2003, assets with a book value of $22,148,000 were encumbered by $16,171,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	9/30/03

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/03	$ 7,689

Washington Savings Bank - Letter of Credit and Development	(b)	200	8.5%	11/1/04	200

Mercantile Mortgage Corporation - Development Loans	(c)	11,840	P+.75%	7/25/05	2,426

TJJ Corporation - Credit Agreement	(d)	4,000	15% (1)	9/30/05	4,658

M & T Bank - Mortgage	(e)	227	7.85%	6/30/05	167

IBC - Working Capital Support Agreement	(f)	-	P+1%	Demand	1,031

		$ 24,032			$ 16,171

* P = Prime lending interest rate

(1) = 15% interest rate - 12% current interest paid monthly, 3% is deferred until loan repayment and lending fee, due at time of principal repayment, in the amount to bring the combined return on the loan to a 25% Internal Rate of Return.

(a)

This loan provides an operating line of credit. $1,000,000 is reserved for debt service of interest payments on the line, which is currently being utilized. Interest on this line has a floor of 9.5%. The loan is secured by the Company's Towne Center South parcel as well as other miscellaneous commercial parcels located in St. Charles, Maryland. The Company is currently negotiating a 1-year extension on this line.

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

(d)

This credit agreement provided funds for the repayment of a portion of the cash flow note between SCA and Brandywine Investment Associates, LP ("BIA"), and bears interest at 15%, of which 12% is paid monthly and 3% is deferred and compounds. There is also a lending fee on the loan due at the time of principal repayment. The lending fee is an amount calculated to bring the combined return on the loan equal to a 25% Internal Rate of Return. Fee and principal payments are due during 2003, 2004, and 2005, contingent upon available cash from sales. Under terms of the credit agreement, the Partnership may repay up to $4 million of the note balance due to SCA. As of September 30, 2003, $4 million of interest and principal has been repaid. At September 30, 2003, the balance of $4,658,000 included $126,667 of deferred interest and $531,000 of accrued lending fees.

This credit agreement is guaranteed by SCA, IGC, and IBC, IGC's General Partner. There is also an Environmental Indemnification Agreement in place between the Lender and the Partnership, IGC, and James J. Wilson, individually, the CEO of Interstate General Company, LP. Pursuant to the Guaranty Agreement IBC is required to maintain a defined adjusted net worth of not less than $6.4 million. At the time of this filing, IBC has not completed closing its books or determined if it meets the related net worth test. However, IBC's Management expects that it will comply with this and related loan requirements.

(e)	This mortgage note requires monthly principal and interest payments of $1,818.

(f)

The Company signed a Working Capital Support Agreement with IBC on December 3, 2001. This agreement allows advances to the Company which are secured by the first funds available following financial close on any IWT / CWT waste-recycling recycling project. Interest accrues at prime plus 1%.

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

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, LP ("SCA"), and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the Consent Decree, the Company and SCA paid a civil penalty of $360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles, and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in Parcel L, another location in St. Charles.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company is obligated to complete the previously ordered restoration by January 2, 2004.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required work at Towne Center South. Work commenced in late July. The contract has been guaranteed by IBC. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid in August 2003. The contract provides for payments of $750,000 in cash plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. The contractor has invoiced approximately $700,000 for services rendered from contract signing through October 2003. The Company expects to enter into a contract with the same contractor for the restoration work on Parcel L that will take approximately one month to complete. It is estimated that the combined cost of remediation in Towne Center South and Parcel will be $1.5 million.

The remaining estimated cost for the remediation is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized in the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual, but to date no land has been sold or is under contract and therefore the Company will need to fund the cost of remediation by a combination of advances from IBC, other borrowings, and real estate sales in Brandywine. If the remediation is not completed on time, the Company is liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties.

Langley v. St. Charles Associates, et al.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. The construction in question was completed by St. Charles Community, LLC, by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company.

The plaintiffs have filed an appeal to the Maryland Court of Special Appeals, which is still pending. However, the parties to the appeal have recently reached an agreement in principle that, once finalized, would lead to dismissal of the appeal. The parties intend to formalize their settlement agreement in the upcoming weeks.

Other

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact of the financial condition or results of operations of the Company.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6(a).	EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Controller

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Controller

ITEM 6(b).	REPORTS ON FORM 8-K

99.1	Form 8-K dated November 14, 2003; Items 7 and 12

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: November 14, 2003	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: November 14, 2003	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: November 14, 2003	By: /s/ Sheri Raleigh
Sheri Raleigh Assistant Vice President and Controller