Form 10KSB
period 2003-12-31
INTERSTATE GENERAL CO L P
filed 2004-03-31
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 1-9393

INTERSTATE GENERAL COMPANY, LP
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification Number)
2 West Washington Street P. O. Box 1280 Middleburg, Virginia 20118 (Address of principal executive offices)	(540) 687-3177 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Units representing assignment of beneficial ownership of Class A limited partnership interest and evidenced by beneficial assignment certificates ("Units")	American Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/	No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 17, 2004, the aggregate market value of the Units held by non-affiliates of the registrant based on a $2.69 closing price reported on the American Stock Exchange was approximately $2,565,000.

Class A Units Outstanding at March 17, 2004: 2,103,721 Class A Units

Total revenues for the fiscal year ended December 31, 2003: $2,680,000

DOCUMENTS INCORPORATED BY REFERENCE
Yes /X/	No / /

This filing can be viewed electronically at www.sec.gov or www.igclp.com.

INTERSTATE GENERAL COMPANY, LP 2003 FORM 10-KSB ANNUAL REPORT TABLE OF CONTENTS

	PART I
		Page

Item 1.	Description of Business	4

Item 2.	Description of Properties	8

Item 3.	Legal Proceedings	9

Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART II

Item 5.	Market Prices and Distributions of Units	11

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	12

Item 7.	Financial Statements and Supplemental Data	18

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosures	49

Item 8A.	Controls and Procedures	49

	PART III

Item 9.	Directors and Executive Officers	50

Item 10.	Executive Compensation	52

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	55

Item 12.	Certain Relationships and Related Transactions	56

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56

Item 14.	Principal Accountant Fees and Services	71

	Signatures	73

INTERSTATE GENERAL COMPANY, LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Gaming Company, LP
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
LDA	Land Development Associates, SE
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste-recycling projects that use environmentally superior technology.

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland, and a 50% interest in a partnership that owns land under development in Brandywine, Maryland. In addition, all of the outstanding shares of stock of Interstate Waste Technologies, Inc. ("IWT") and Caribe Waste Technologies, Inc. ("CWT"), excluding shares issued as incentive compensation for key employees, are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's Unit holders.

A description of IGC's business operations and segments follows:

LAND DEVELOPMENT

IGC has extensive experience in developing planned communities, shopping centers, and other commercial and residential properties. The Company and its predecessors have developed land for more than 13,000 housing units, several shopping centers, and other commercial and retail uses.

The Company owns approximately 151 acres in Towne Center South, St. Charles, Maryland, zoned for commercial, retail, and office use. Approximately 69 acres are subject to a court-entered consent decree designating the area for wetland conservation that cannot be developed. The remaining 82 acres are available for development and are being marketed. In addition, the Company owns various other parcels in St. Charles, Maryland, totaling approximately 14 acres of developable ground. The Company currently has a contract in place for the sale of a 1-acre commercial site for $550,000. Management expects the sale to close by March 31, 2004.

In Prince George's County, Maryland, the Company is proceeding with the development of the 277-acre mixed-use project known as Brandywine. During 2002, IGC signed a contract with Washington Homes, Inc. ("Washington Homes") for the sale, through 2007, of 869 semi-developed residential lots. The contract was amended in 2003 based on a Comprehensive Design Plan ("CDP") submission, and the lot count decreased to 827 lots, subject to final approval by Prince George's County and recordation of a plat. The sale of 114 single-family lots closed in the first half of 2003. The County approved the CDP in February 2004, subject to various comments, which will require lot modifications and additional site plan approvals. The Company is in negotiations with Washington Homes on an adjustment to the current contract price to reflect the approved CDP. The foregoing does not include the 59 developed lots previously contracted for sale to Washington Homes. The total purchase price, estimated to be paid through 2007 is $19,112,000. In addition to this residential land, there are approximately 40 acres of commercial land in Brandywine available for development or sale. There is also a contract in place with Zimmer Development, LLC ("Zimmer") for the sale of 13.3 commercial acres for approximately $3,250,000. On October 23, 2003, Zimmer went firm on the contract and the sale is expected to close in 2004.

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

INVESTMENT IN WASTE TECHNOLOGY PROJECTS

In 1990, IGC formed IWT to develop innovative solutions for the disposal of municipal waste and to pursue waste-recycling contracts with municipalities and government entities, as well as industrial and commercial waste generators.

In 1996, a second affiliate, CWT, was formed in Puerto Rico. CWT was established to perform waste-recycling projects in the Caribbean.

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

A description of the various IWT/CWT development activities follows:

Puerto Rico

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and own a Thermoselect facility to process waste from the metropolitan San Juan area. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community Agreement. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority to approve the project. On January 15, 2004, after the close of the reporting period, the Municipality of San Juan signed a Letter of Intent with the Company to become a project sponsor and to negotiate project sponsor and waste processing agreements. On March 8, 2004, after the close of the reporting period, the Puerto Rico Electric Power Authority confirmed that it would negotiate a power purchase agreement with CWT as required by the Public Utility Regulatory Policies Act. Caguas government officials and CWT's management are in talks with other municipalities, the Solid Waste Management Authority, the Puerto Rico Electric Power Authority, and other relevant government officials to support the project.

Virgin Islands

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT in late 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-recycling contract in the summer of 2001, subject to satisfactory agreement with the Territory's electric utility for the purchase of power and possibly water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations could take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. On September 23, 2003, the utility informed CWT that it was terminating contract negotiations and would issue an RFP for its power purchase requirements. In response, CWT informed the utility that it is required by law to purchase electricity from a "qualifying facility," and that it intended to pursue its legal remedies unless the utility complies. The utility and CWT have had several discussions and exchanged correspondence since the fall of 2003. No progress has been made. CWT has asked the Governor to intercede on behalf of the project. Concurrently, CWT has instructed its counsel to pursue its legal remedies against the utility. As of December 31, 2003, CWT determined that this asset had been impaired and, due to the contemplated litigation, a write-off of approximately $2,869,000 of deferred project costs was appropriate.

Costa Rica

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities of Metropolitan San Jose, Costa Rica. The memorandum is based on a proposal for a 480,000-ton solid waste-recycling facility. A letter committing to purchase the export electricity was received from the government-owned electric utility.

The Company spent the next two years preparing feasibility and other required studies and meeting with responsible central and municipal government officials. It became increasingly clear that, despite a well publicized commitment to the environment and official documents signed in support of the project, the government lacks the institutional capacity and political will at this time to undertake the proposed project. At a Board meeting on December 18, 2003, the Company decided to suspend all activity in Costa Rica until and unless the government makes a clear, unequivocal decision to proceed to contracts. As of December 31, 2003, the Company decided that this asset had been impaired and wrote off deferred project costs of approximately $883,000.

Collier County, Florida

In July 2002 IWT was selected in a competitive procurement in Collier County, Florida to negotiate a contract for a solid waste gasification plant. Several meetings took place with the county and its advisors. On March 11, 2003 the Board of Supervisors for the County voted to pursue further cost negotiations with IWT for a project. Then, in the third quarter of 2003, Collier County canceled its waste project procurement, deciding that it will continue to use landfills to dispose of waste. The Company wrote off approximately $62,000 of deferred project costs as of June 30, 2003.

Capitalized Cost

Deferred costs regarding waste technology, net of direct write-offs, were $5,716,000 and $8,351,000, respectively, at December 31, 2003 and 2002. During 2003, in accordance with the Company's policy for deferred waste project costs, the Company wrote off capitalized costs of approximately $3,814,000 related to the following projects:
Project Name	Amount (in thousands)

Virgin Islands	$ 2,869
Costa Rica	883
Collier County, Florida	62

Total	$ 3,814

As of December 31, 2003, only deferred costs related to the Puerto Rico project remain capitalized in accordance with the Company's capitalization policy on deferred waste-recycling project costs. Please refer to Note 1 to the financial statements.

Deferral of New Project Pursuit

At a Board meeting on December 18, 2003, the Company decided not to expend any material funds in pursuing new waste projects until contracts have been signed on one or more pending projects. CWT, after the reporting period, has had discussions with several prominent Puerto Rico investment banks to help it attract local stakeholders / investors. Preliminary discussions with investors have occurred, but no commitments have been received. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act ("CWA"), and other laws and regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste-recycling contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

HOMEBUILDING (Discontinued)

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease American Family Homes, LLC's ("AFH") operations following completion of the 30 homes then under construction. At the time, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. Of this estimated amount, $659,322 has been incurred through December 31, 2003. The Company anticipates that the remaining estimated costs will be incurred for warranty and related items for which it is obligated.

Environmental Impact. Management believes that the Company's homebuilding operations were in compliance with governmental regulations.

GENERAL

Employees. IGC had 13 full and part-time employees as of December 31, 2003. All employees are based in the United States.

Significant Customers. During the year ended December 31, 2003, Washington Homes accounted for approximately 99%, of IGC's total revenue.

ITEM 2.	DESCRIPTION OF PROPERTIES

IGC owns real property in Charles County, Maryland and Prince George's County, Maryland.

As of December 31, 2003, the Company's land holdings consisted of the following:
Location / Description	Acres / Lots

Charles County, Maryland
Commercial, office or light industrial acres - developable acres	96
Open spaces, lakes, and undevelopable acres	60
Remediation site - undevelopable acres	69

Prince George's County, Maryland
Lots to be finished	11
Semi-developed lots *	713
Commercial acres - Developable	40
Commercial acres - Possible school site	10

* subject to negotiation with Washington Homes and final site plan approval

ITEM 3.	LEGAL PROCEEDINGS

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, LP ("SCA"), and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the Consent Decree, the Company and SCA paid a civil penalty of $1,360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles (referred to as "Dorchester and Parcel Q"), and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in Parcel L, another location in St. Charles.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company was obligated to complete the previously ordered restoration by January 2, 2004. The status of this obligation is addressed in the following paragraphs.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company is working to prepare a lot transfer agreement to the contractor. The Company has entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. It is estimated that the work will take approximately one month to complete and is to begin in early April. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

The remaining estimated cost for the remediation of $789,000 is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized in the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. The Company intends to fund the remaining cost of remediation principally from land loan proceeds secured by its Brandywine Project. The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The estimated fines through April 30, 2004 (the date which management expects to have the work complete) are $270,000. There have been discussions with Government representatives about relief from the imposition of fines without reaching agreement to date.

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

The plaintiffs have filed an appeal to the Maryland Court of Special Appeals, which is still pending. However, the parties to the appeal have reached an agreement in principle that, once finalized, would lead to dismissal of the appeal. The parties intend to formalize their settlement agreement in the upcoming weeks.

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

Price Range of IGC Units
	High	Low
2003 Quarter:
Fourth	$4 3/10	$3 1/10
Third	5 11/25	4 1/20
Second	5 7/10	3 7/10
First	4 3/5	3 1/10

2002 Quarter:
Fourth	$3 65/67	$3 1/10
Third	4 1/5	3 4/5
Second	5 1/4	3 19/20
First	5 39/83	4 7/20

There were no cash distributions for 2002 or 2003.

At close of business on March 17, 2004, there were 99 IGC unit holders of record. As of March 17, 2004, the closing price reported by AMEX was $2.69 per unit.

IGC is required by its Third Amended and Restated Limited Partnership Agreement, to make cash distributions to limited partners of not less than 55% of taxable income, calculated for public IGC unit holders. For the year ended December 31, 2002, IGC had taxable (loss) of ($4,236) or ($2.02) per unit. As of the filing date, the Company has been unable to make arrangements with third party consultants to complete the tax return calculations for the year ended December 31, 2003.

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

For the year ended December 31, 2003 versus 2002

Land Development Operations

Land development sales revenue decreased 40% to $2,652,000 during the year ended December 31, 2003, compared to sales of $4,420,000 during the year ended December 31, 2002. Both years include sales at the Company's Brandywine project where all residential acres are under contract with Washington Homes, Inc. (WHI).

There are two contracts in place for Brandywine. The first contract, dated September 10, 2001 ("Contract A"), is for the sale of 48 completed single-family lots, all which have been delivered, plus an option to purchase 11 additional lots, which WHI has exercised. The second contract, dated February 21, 2002 ("Contract B") is for the sale of the balance of the residential land, which will be sold on a semi-developed basis. The Company and WHI are jointly pursuing the final site plan for those lots.

The 2002 period reflects the sale of the Company's Westbury project to a related party, IBC, for $2,620,000. The sale was reviewed and approved by IGC's Board of Directors and the price was based on an outside, independent appraisal. In addition, the 2002 period reflects sales of 36 single-family lots at the Company's Brandywine project. The lots were sold for $50,000 per lot and produced gross revenues of $1.8 million.

The 2003 period reflects the sale of 114 townhouse lots and 12 single-family lots at the Company's Brandywine project. Gross revenue from the sale of the 114 lots was $2,052,000 and the sale produced a positive gross margin of 22%; while the gross revenue on the 12 single-family lots was $600,000 with negative gross margins. The negative gross margins are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots.

Interest and Other Income

Interest and other income declined 82% to $28,000 during the year ended December 31, 2003, compared to $156,000 during 2002. The 2003 period reflects approximately $20,000 in interest income earned on receivable amounts due the Company and approximately $8,000 in miscellaneous income. The 2002 period primarily reflects the collection of approximately $150,000, representing the Company's settlement from the sewer and water litigation.

Cost of Land Sales

Cost of land sales decreased $2,327,000 to $2,146,000 compared to $4,473,000 for the same period in 2002. The costs in 2003, and a majority of those in 2002, represent expenses relating to the development of the Company's Brandywine project referred to in the above sales discussion. Included in the 2002 expenses are $84,000 of costs for improvements and repairs required under the subdivision agreement bond with St. Mary's County for lots previously sold, as well as period costs, and cost of sales at the Company's Westbury project.

General and Administrative

General and administrative costs decreased 30% to $1,637,000, compared to $2,353,000 for the same period in 2002. The Company experienced operating expense increases over 2002, primarily related to increased health and corporate insurance costs. The Company was able to reduce its overall expenses in 2003 due to reductions in: legal fees, public company expenses (Registrar and Transfer agent fees, 10KSB printing, postage, press release fees), office relocation costs (relocation occurred during 2002), and computer and equipment leasing fees (paid off in late 2002). A further reduction occurred during 2003 due to allocation of salary between IGC's various activities. As a result, a greater portion of salaries was expensed in waste project marketing and development during 2003 than in 2002, as well as capitalized to real estate and waste project activities. While some of the overhead costs above are generally beyond the Company's control, Management continues to look for ways to reduce the Company's general and administrative expenses and has been successful in reducing normal operating expenditures, thereby offsetting a part of the increase attributable to the above mentioned insurance costs.

Waste Project Expense

Waste project expense decreased $330,000 during 2003, compared to $613,000 for 2002. The decrease is primarily due to the capitalization versus expense treatment of costs. The 2002 period reflects contracting and related efforts in Costa Rica as well as costs relating to the preparation and submission for the competitive procurement in Collier County, Florida. Costs incurred for both Costa Rica and Collier County, Florida were expensed prior to the third quarter 2002.

Liquidity and Capital Resources

Unrestricted cash and cash equivalents were $120,000 and $403,000, at December 31, 2003 and December 31, 2002, respectively.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be debt reduction, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following discussion summarizes the Company's liquidity challenges and the steps it is taking to meet its liquidity requirements.

IGC is seeking an equity investor in its Brandywine project to provide working capital and for other purposes. The Company has identified an interested party and negotiations are taking place. The project continues to move through its development program of selling semi-developed lots to Washington Homes. The Company also has a contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land.

IGC has debt of approximately $7,765,000, secured by its Towne Center South property, as well as other commercial parcels in St. Charles, Maryland. It is the Company's plan to retire such debt through land sales. The Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004, requiring the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which will reduce the principal amount due on the loan. The Company is currently working with a new lender to secure bridge-loan financing to pay the March 31, 2004 cash payment. The lender is considering the request as of this filing.

Management is undertaking the following steps to retire the above debt:

1)

The Company currently has a contract for $550,000 in place for the sale of a one-acre parcel at Towne Center. This sale is scheduled to close by March 31, 2004. Approximately $350,000 of proceeds from this sale will be used to curtail the existing mortgage.

2)

The Company has had discussions with a potential buyer for its Towne Center South Lot 5. This property, consisting of approximately 30 acres, is scheduled to be developed into Towne Center South Apartments, a 404-unit luxury rental development for teachers, county employees and other professionals. The Company has applied to the County for the necessary approvals, which are expected by mid-summer, 2004.

3)

The Company has been notified by the County and the State that an 8-acre parcel will be acquired as a park-and-ride facility. The State's engineers and appraisers are working on the offer to purchase the site. Management expects to sell the parcel for approximately $2,000,000, with closing anticipated in 2004.

The three sales above will eliminate or substantially reduce the debt associated with Towne Center South. The Company plans to completely retire the debt within the extension period through a combination of sales and other interim mortgage financing.

IGC also has a debt of $200,000, maturing on November 1, 2004, on a 3/4-acre commercial parcel known as D-4, located in St. Charles, Maryland. The Company plans to develop the parcel as an apartment complex, or sell the lot before the loan is due.

Substantially all of the Company's land assets are encumbered by recourse debt.

In December 2003, the Company was successful in restructuring its loan with Mercantile Mortgage Corporation, the development lender for the Brandywine project. The loan modification includes funds for future development and improvements at the project. At settlement, approximately $4.8 million in mezzanine financing on the Brandywine property was paid off and a $2 million working line of credit established. This line provided $1 million for operating expenses (net of settlement and other fees), which were drawn at settlement, and provides for $1 million for the remediation work required under the Consent Decree (see below), of which $800,000 has been drawn to date.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part I, Item 3, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company executed a contract that covered most items required in the Consent Decree. The total contract amount is $1,237,000. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company is working to prepare a lot transfer agreement to the contractor. The Company has entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. It is estimated that the work will take approximately one month to complete and is to begin in early April 2004. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

IGC and IBC plan either to refinance or sell assets to fund remediation cost in excess of the $1 million Mercantile line.

The remediation was not completed by January 2, 2004, making the Company potentially liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The estimated fines through April 30, 2004 (the date which management expects to have the work complete) are $270,000. There have been discussions with Government representatives about relief from the imposition of fines, but no agreement has been reached.

In addition to the debt and remediation obligations described above, estimated operating expenses for 2004 will be approximately $3.6 million (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). This estimate assumes the Company does not institute a severe cut-back in its waste project efforts. Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of the IGC Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and a very limited number of other essential costs only. IGC is in arrears with most of its vendors, including service providers on whom the Company depends in order to continue its operations. Unless the Company is able to generate sufficient cash to bring its payables more current, service providers and other vendors may discontinue providing services and other products to the Company.

In December 2003, the Company decided not to expend material funds in pursuit of new waste projects until contracts have been signed on one or more pending projects. The Company has had discussions with prominent Puerto Rico and New York investment banks to help it attract local investors for its Puerto Rico project. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

All waste-to-energy projects will be funded by project-specific financing.
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

At December 31, 2003, $5,716,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Its recovery is dependent upon future revenues from the operation of the waste-recycling plant.

Debt Summary

As of December 31, 2003, assets with a book value of approximately $23.3 million were encumbered by $18,526,467 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):
					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	12/31/03

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/04	$ 7,765

Washington Savings Bank - Letter of Credit and Development	(b)	200	8.5%	11/1/04	200

Mercantile Mortgage Corporation - Development Loans	(c)	12,090	P+2%	7/25/05	3,497
Working Capital Loans (1)		7,600			5,810

M & T Bank - Mortgage	(d)	227	7.85%	6/30/05	165

IBC - Working Capital Support Agreement	(e)	-	P+1%	12/31/05	1,090

		$ 27,882			$ 18,527

* P = Prime lending interest rate
(1) = Includes a letter of credit facility up to $4,500,000, of which the balance outstanding at 12/31/03 was approximately $1,900,000.
(a)

This loan provides an operating line of credit. The loan is secured by the Company's Towne Center South parcel as well as other miscellaneous commercial parcels located in St. Charles, Maryland. The loan is guaranteed by IBC. Interest on this line has a floor of 9.5%.

The Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004. The loan extension requires the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which will reduce the principal amount due on the loan. In addition, the Company is required to pay monthly interest payments, pay all property taxes out-of-pocket, and pay any legal fees associated with principal curtailments.

(b)

This loan provides operating cash and preliminary development funds. Monthly interest payments are required at 8.5%. The loan is secured by a first deed of trust on a 3/4-acre parcel located in St. Charles, Maryland. The loan is guaranteed by IBC and Wilson Securities, an IBC affiliate that is a pledgor of IGC Class A units.

(c)

The Company has three development loans for its land development activities in Brandywine, Maryland. As of December 31, 2003, there is $3,497,370 outstanding for development costs and improvements made to infrastructure, single-family, and townhome sections. Principal curtailments are due under these lines as sales occur.

During 2003, the development loan was amended in both July and December. Under the July modification, $2,000,000 was added to the infrastructure budget for development costs and improvements at the project. Under the December modification, a working capital advance line was established, and the infrastructure budget increased by an additional $250,000. The working capital advance line provides for a maximum of $7,600,000 in borrowings. The working capital advance line was established to do the following: Retire $4.8 million due to TJJ Corporation ("TJJ"), provide $2,000,000 in working capital funds for the Partnership to repay inter-company loans, and to establish an $800,000 interest reserve on the loan. The interest reserve will provide for the payments of monthly interest through the term of the loan on projected sales. The lender also established specific criteria for sales under this loan, relating to the residential and commercial acres, to which the borrower must comply by September 1, 2004. As of December 31, 2003 there is $5,809,534 outstanding on the working capital advance line.

This development loan includes a letter of credit facility with maximum borrowings of $4.5 million. As of December 31, 2003, the lender has provided letters of credit totaling approximately $1.9 million. All letters of credit issued are guaranteed by the borrower and James J. Wilson, personally. The loans are secured by a first deed of trust on the property. The borrower on these loans is Interstate General Company ("IGC"), with the Partnership as the guarantor. In addition, there are two other guarantors on the loan, Interstate Business Corporation ("IBC"), IGC's general partner, and IGC Chairman James J. Wilson and his wife, Barbara Wilson.

(d)	This mortgage note requires monthly principal and interest payments of $1,818.

(e)

Historically, the Company has had various forms of Working Capital Support Agreements with IBC. The most recent agreement, dated September 1, 2002, is an Amended and Restated Working Capital Support Agreement, whereby loans are made to IGC in the form of promissory notes. Interest is charged at prime plus 1% and accrues until paid. Payments are first applied to unpaid interest and then to principal. This agreement matures December 31, 2005, unless paid sooner. IGC shall repay to IBC, 1) the balance of funds available from waste projects, after deducting reasonable reserves for operating needs, or 2) proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors.

Contingent Debt

During the year, the Company was contingently liable on two debts relating to the Westbury project, which was sold to IBC in December 2002. As part of the purchase price, IBC assumed debt totaling $795,000, however, the lender did not release IGC. Of that amount, $63,000 was retired in February 2003, and $732,000 was retired in September 2003.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners

Interstate General Company, LP

Middleburg, Virginia

We have audited the accompanying Consolidated Balance Sheets of Interstate General Company, LP (a Delaware limited partnership) and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related Consolidated Statements of Loss, Changes in Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interstate General Company, LP and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been unable to generate sufficient income from operations in order to meet its operating costs, debt service, and project development needs. In addition, the Company has approximately $8,000,000 in debt maturing in 2004, and projects a negative cash flow from operations for 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Furthermore, as discussed in Note 4, certain waste technology costs have been capitalized with recovery dependent upon future revenues from the construction and operation of a waste disposal plant. Realization of the carrying amount of these assets is dependent on the success of the Company's future operations and its ability to raise capital for the project. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARONSON & COMPANY

Rockville, Maryland

February 19, 2004

INTERSTATE GENERAL COMPANY, LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts)

	YEARS ENDED DECEMBER 31,
	2003	2002
Revenues
Land sales	$ 2,652	$ 4,420
Interest and other income	28	156
Total revenues	2,680	4,576

Expenses
Cost of land sales	2,146	4,473
General and administrative	1,637	2,353
Interest expense	602	766
Depreciation and amortization	68	104
Wetlands litigation expense	10	15
Impairment of deferred project costs	3,814	-
Waste project expense	330	613
Total expenses	8,607	8,324

Loss before minority interest	(5,927)	(3,748)
Minority interest	(6)	(1)
Net loss	$ (5,933)	$ (3,749)

Net Loss
General Partners	$ (59)	$ (38)
Limited Partners	(5,874)	(3,711)
	$ (5,933)	$ (3,749)

Weighted Average Limited Partner Units Outstanding	2,101	2,072

Basic and Fully Diluted Net Loss per Limited Unit	$ (2.80)	$ (1.79)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY, LP CONSOLIDATED BALANCE SHEETS (In thousands) ASSETS

	DECEMBER 31,
	2003	2002
Cash and Cash Equivalents
Unrestricted	$ 120	$ 403
Restricted	147	62
	267	465
Assets Related to Waste Technology Projects
Deferred Costs	5,716	8,351
Property, plant and equipment less accumulated depreciation
of $231 and $217 as of December 31, 2003 and 2002, respectively	163	177
Other assets	2	3
	5,881	8,531
Assets Related to Land Development
Land and development costs
St. Charles, Maryland	8,196	7,801
Brandywine, Maryland	13,369	12,265
Accounts receivable, and other assets	422	795
Notes receivable IBC	-	704
	21,987	21,565
Assets Related to Discontinued Operations
Receivables and other	-	145
	-	145
Receivables and Other Assets
Receivables	4	19
Receivables - IBC	14	93
Other assets - deposits and prepaids	317	436
Property, plant and equipment, less accumulated depreciation of
$137 and $128 as of December 31, 2003 and 2002, respectively	17	26
	352	574
Total Assets	$ 28,487	$ 31,280

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY, LP CONSOLIDATED BALANCE SHEETS (In thousands)
LIABILITIES AND PARTNERS' CAPITAL
	DECEMBER 31,
	2003	2002
Liabilities Related to Waste Technology Projects
Accounts payable and accrued liabilities	$ 924	$ 427
Mortgages	165	173
	1,089	600

Liabilities Related to Land Development
Development loans	3,497	3,958
Wetlands remediation and road reimbursement accrual	939	1,500
Deposit on lot sale contract	250	500
Accounts payable and accrued liabilities	661	544
	5,347	6,502

Liabilities Related to Discontinued Operations
Development loans	-	119
Accounts payable and accrued liabilities	13	6
Reserve for completing discontinued operations	41	62
	54	187
Other Liabilities
Accounts payable and accrued liabilities	972	705
Loan payable - IBC and related entities	1,090	-
Loan payable - working capital loan and credit agreement	5,810	4,197
Due to managing general partner, IGMC	78	79
Lines of credit	7,965	7,030
	15,915	12,011

Total Liabilities	22,405	19,300

Commitments and Contingencies

Partners' Capital
General partners' capital	3,952	4,011
Limited partners' capital; 2,104 and 2,096 Class A Units issued
and outstanding as of December 31, 2003 and 2002, respectively	2,130	7,969
Total partner's capital	6,082	11,980
Total Liabilities and Partners' Capital	$ 28,487	$ 31,280

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY, LP CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL YEARS ENDED DECEMBER 31, 2003 and 2002 (In thousands)
	General Partners' Capital	Limited Partners' Capital	Total
BALANCES, December 31, 2001	$ 4,049	$ 11,594	$ 15,643
Net Loss	(38)	(3,711)	(3,749)
Issuance of Units	-	86	86

BALANCES, December 31, 2002	$ 4,011	$ 7,969	$ 11,980
Net Loss	(59)	(5,874)	(5,933)
Issuance of Units	-	35	35

BALANCES, December 31, 2003	$ 3,952	$ 2,130	$ 6,082

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY, LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	YEARS ENDED DECEMBER 31,
	2003	2002
Cash Flows from Operating Activities
Net loss	$ (5,933)	$ (3,749)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease (increase) in operating assets:
Depreciation and amortization	68	104
Land and development costs (1)	(561)	3,565
Deferred waste project costs	(1,178)	(923)
Impairment of deferred project costs	3,814	-
Changes in restricted cash	(85)	49
Receivables and other assets	1,391	(1,398)
(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses, notes payable and other liabilities	(598)	(2,057)
Deposit on land sale contract	(250)	500
Net cash used in operating activities	(3,332)	(3,909)

Cash Flows from Financing Activities
Cash proceeds from debt financing	9,258	6,517
Payment of debt	(7,299)	(1,843)
Proceeds (payment) of debt to IBC and related parties	1,090	(444)
Net cash provided by financing activities	3,049	4,230

Net (Decrease) Increase in Cash and Cash Equivalents	(283)	321
Cash and Cash Equivalents, Beginning of Year	403	82
Cash and Cash Equivalents, End of Year	$ 120	$ 403

Supplemental Disclosures:
Interest Paid	$ 2,744	$ 3,032
Income Taxes Paid	-	-

Notes:

(1) For the years ended December 31, 2003 and 2002, land and development costs do not include a $150,000 charge for the road reimbursement agreement related to the Company's Towne Center South Property, nor the balance of approximately $789,000 related to the original $1.5 million charge for the wetlands remediation referenced in Note 6, Wetland Remediation, as both are non-cash items.

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002
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

The Company is engaged in two primary lines of business. First, the Company develops and sells residential and commercial land. Second, through its affiliates, IGC is engaged in the development of waste-recycling projects that use an environmentally superior technology.

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

The Company classifies the following as restricted cash: remediation, tax, and site escrow accounts on deposit with lenders, funds in escrow for final subdivision work, and amounts received from lenders on development draw requests for payment of certified invoices.

(D)	Critical Accounting Policy - Deferred Waste Project Costs

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

At December 31, 2003, $5,716,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Its recovery is dependent upon future revenues from the operation of the waste-recycling plant.

(E)	Accounts Receivable and Concentrations of Credit Risk

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2003 and 2002, no allowance was considered necessary.

(F)	Cost Capitalization:

The costs of acquiring and developing land are capitalized when incurred and charged to cost of sales as various parcels are sold. The Company's interest costs related to land development are allocated to various parcels based on their relative sales value. The portion of interest allocated to BIA's land, lots under development, and community infrastructure during the development period is capitalized to the extent of qualifying assets, and total $3,239,409 and $2,199,052 at December 31, 2003 and 2002, respectively. The Company carries land and development costs at the lower of cost or net realizable value.

(G)	Impairment of Long-Lived Assets:

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

(H)	Financing and Related Loan Fees:

Financing and loan fees are amortized over the term of the loans using the straight-line method. During the year ended December 31, 2003, the Company incurred additional loan fees in connection with Collateral Mortgage Capital and Mercantile Mortgage Corporation debt, totaling approximately $188,000. Amortization of these fees is capitalized to land and development costs and expensed to cost of sales as land parcels are sold. In addition, the Company incurred loan fees in connection with a $200,000 line with Washington Savings Bank. These costs totaled $12,000 and are being amortized as an expense over the 18-month loan period. For the year ended December 31, 2002, the Company incurred additional loan fees in connection with Collateral Mortgage Capital, TJJ Corporation, and Mercantile Mortgage Corporation debt, totaling approximately $349,000.

(I)	Income Taxes

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

All Federal and state income tax liabilities and/or tax benefits of IGC and its controlled partnerships are passed through to the individual partners in accordance with the Partnership Agreements and the Internal Revenue Code. While IWT and CWT are subject to Federal and state income taxes, respectively, neither has current income and each has a net operating loss carry-forward available as a deduction against future income.

(J)	Depreciation and Amortization

Property, plant and equipment are recorded at cost. Buildings are depreciated over 35 to 40 years using the straight-line method. Furniture, fixtures and equipment are depreciated over four to seven years using the straight-line method. Deferred expenses are amortized over the period of estimated benefit using the straight-line method.

(K)	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" during 1996. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore the adoption of this Statement did not have any effect on the financial results of the Company (see Note 8). Compensation expense, related to Unit options issued to directors and employees, is recognized at the time the options are granted in an amount equal to the excess of the currently calculated trading value of the Units over the option exercise price.

Compensation expense related to Unit Appreciation Rights ("Rights") is recognized quarterly on a cumulative basis since the issuance of the Rights is based on changes in unit prices compared to the "strike" price of the Rights.

(L)	Loss Per Unit

Basic loss per unit is computed as net loss multiplied by the limited partner ownership interest, 99%, divided by the weighted average units outstanding. Dilutive earnings per unit is calculated using the weighted average units plus dilutive effects of potential units of options and warrants outstanding during the period unless the effect would be anti-dilutive.

(M)	Use of Estimates

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

(N)	Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. During 2002, the Company changed its method for presenting BIA from the equity method to the consolidation basis to more accurately reflect the consolidated financial position and results of operations of the consolidated group. This change had no effect on previously reported net income or partners' capital.

(O)	New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2003 amends SFAS 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 regardless of the accounting method used to account for stock-based compensation.  The adoption of this new standard had no effect on the Company's consolidated financial position and results of operations.

In January 2003, the FASB issued Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, which expands on and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity.  A variable interest entity ("VIE") does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties.   Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest.  Adoption did not have any impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have any impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company's consolidated financial position or results of operations.

(2)	MANAGEMENT'S PLANS REGARDING LIQUIDITY

Unrestricted cash and cash equivalents were $120,000 and $403,000, at December 31, 2003 and December 31, 2002, respectively.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be debt reduction, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following discussion summarizes the Company's liquidity challenges and the steps it is taking to meet its liquidity requirements.

IGC is seeking an equity investor in its Brandywine project to provide working capital and for other purposes. The Company has identified an interested party and negotiations are taking place. The project continues to move through its development program of selling semi-developed lots to Washington Homes. The Company also has a contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land.

IGC has debt of approximately $7,765,000, secured by its Towne Center South property, as well as other commercial parcels in St. Charles, Maryland. It is the Company's plan to retire such debt through land sales. The Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004, requiring the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which will reduce the principal amount due on the loan. The Company is currently working with a new lender to secure bridge-loan financing to pay the March 31, 2004 cash payment. The lender is considering the request as of this filing.

Management is undertaking the following steps to retire the above debt:

1)

The Company currently has a contract for $550,000 in place for the sale of a one-acre parcel at Towne Center. This sale is scheduled to close by March 31, 2004. Approximately $350,000 of proceeds from this sale will be used to curtail the existing mortgage.

2)

The Company has had discussions with a potential buyer for its Towne Center South Lot 5. This property, consisting of approximately 30 acres, is scheduled to be developed into Towne Center South Apartments, a 404-unit luxury rental development for teachers, county employees and other professionals. The Company has applied to the County for the necessary approvals, which are expected by mid-summer, 2004.

3)

The Company has been notified by the County and the State that an 8-acre parcel will be acquired as a park-and-ride facility. The State's engineers and appraisers are working on the offer to purchase the site. Management expects to sell the parcel for approximately $2,000,000, with closing anticipated in 2004.

The three sales above will eliminate or substantially reduce the debt associated with Towne Center South. The Company plans to completely retire the debt within the extension period through a combination of sales and other interim mortgage financing.

IGC also has a debt of $200,000, maturing on November 1, 2004, on a 3/4-acre commercial parcel known as D-4, located in St. Charles, Maryland. The Company plans to develop the parcel as an apartment complex, or sell the lot before the loan is due.

Substantially all of the Company's land assets are encumbered by recourse debt.

In December 2003, the Company was successful in restructuring its loan with Mercantile Mortgage Corporation, the development lender for the Brandywine project. The loan modification includes funds for future development and improvements at the project. At settlement, approximately $4.8 million in mezzanine financing on the Brandywine property was paid off and a $2 million working line of credit established. This line provided $1 million for operating expenses (net of settlement and other fees), which were drawn at settlement, and provides for $1 million for the remediation work required under the Consent Decree (see below), of which $800,000 has been drawn to date.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part I, Item 3, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company executed a contract that covered most items required in the Consent Decree. The total contract amount is $1,237,000. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company is working to prepare a lot transfer agreement to the contractor. The Company has entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. It is estimated that the work will take approximately one month to complete and is to begin in early April 2004. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

IGC and IBC plan either to refinance or sell assets to fund remediation cost in excess of the $1 million Mercantile line.

The remediation was not completed by January 2, 2004, making the Company potentially liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The estimated fines through April 30, 2004 (the date which management expects to have the work complete) are $270,000. There have been discussions with Government representatives about relief from the imposition of fines, but no agreement has been reached.

In addition to the debt and remediation obligations described above, estimated operating expenses for 2004 will be approximately $3.6 million (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). This estimate assumes the Company does not institute a severe cut-back in its waste project efforts. Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of the IGC Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and a very limited number of other essential costs only. IGC is in arrears with most of its vendors, including service providers on whom the Company depends in order to continue its operations. Unless the Company is able to generate sufficient cash to bring its payables more current, service providers and other vendors may discontinue providing services and other products to the Company.

In December 2003, the Company decided not to expend material funds in pursuit of new waste projects until contracts have been signed on one or more pending projects. The Company has had discussions with prominent Puerto Rico and New York investment banks to help it attract local investors for its Puerto Rico project. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

All waste-to-energy projects will be funded by project-specific financing.
(3)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of December 31, 2003, $659,332 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.
(4)	INVESTMENT IN WASTE TECHNOLOGY PROJECTS

In 1990, IGC formed IWT to develop innovative solutions for the disposal of municipal waste and to pursue waste-recycling contracts with municipalities and government entities, as well as industrial and commercial waste generators.

In 1996, a second affiliate, CWT, was formed in Puerto Rico. CWT was established to perform waste-recycling projects in the Caribbean.

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

A description of the various IWT/CWT development activities follows:

Puerto Rico

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and own a Thermoselect facility to process waste from the metropolitan San Juan area. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community Agreement. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority to approve the project. On January 15, 2004, after the close of the reporting period, the Municipality of San Juan signed a Letter of Intent with the Company to become a project sponsor and to negotiate project sponsor and waste processing agreements. On March 8, 2004, after the close of the reporting period, the Puerto Rico Electric Power Authority confirmed that it would negotiate a power purchase agreement with CWT as required by the Public Utility Regulatory Policies Act. Caguas government officials and CWT's management are in talks with other municipalities, the Solid Waste Management Authority, the Puerto Rico Electric Power Authority, and other relevant government officials to support the project.

Virgin Islands

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT in late 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-recycling contract in the summer of 2001, subject to satisfactory agreement with the Territory's electric utility for the purchase of power and possibly water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations could take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. On September 23, 2003, the utility informed CWT that it was terminating contract negotiations and would issue an RFP for its power purchase requirements. In response, CWT informed the utility that it is required by law to purchase electricity from a "qualifying facility," and that it intended to pursue its legal remedies unless the utility complies. The utility and CWT have had several discussions and exchanged correspondence since the fall of 2003. No progress has been made. CWT has asked the Governor to intercede on behalf of the project. Concurrently, CWT has instructed its counsel to pursue its legal remedies against the utility. As of December 31, 2003, CWT determined that this asset had been impaired and, due to the contemplated litigation, a write-off of approximately $2,869,000 of deferred project costs was appropriate.

Costa Rica

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities of Metropolitan San Jose, Costa Rica. The memorandum is based on a proposal for a 480,000-ton solid waste-recycling facility. A letter committing to purchase the export electricity was received from the government-owned electric utility.

The Company spent the next two years preparing feasibility and other required studies and meeting with responsible central and municipal government officials. It became increasingly clear that, despite a well publicized commitment to the environment and official documents signed in support of the project, the government lacks the institutional capacity and political will at this time to undertake the proposed project. At a Board meeting on December 18, 2003, the Company decided to suspend all activity in Costa Rica until and unless the government makes a clear, unequivocal decision to proceed to contracts. As of December 31, 2003, the Company decided that this asset had been impaired and wrote off deferred project costs of approximately $883,000.

Collier County, Florida

In July 2002 IWT was selected in a competitive procurement in Collier County, Florida to negotiate a contract for a solid waste gasification plant. Several meetings took place with the county and its advisors. On March 11, 2003 the Board of Supervisors for the County voted to pursue further cost negotiations with IWT for a project. Then, in the third quarter of 2003, Collier County canceled its waste project procurement, deciding that it will continue to use landfills to dispose of waste. The Company wrote off approximately $62,000 of deferred project costs as of June 30, 2003.

Capitalized Cost

Deferred costs regarding waste technology, net of direct write-offs, were $5,716,000 and $8,351,000, respectively, at December 31, 2003 and 2002. During 2003, in accordance with the Company's policy for deferred waste project costs, the Company wrote off capitalized costs of approximately $3,814,000 related to the following projects:

Project Name	Amount (in thousands)

Virgin Islands	$ 2,869
Costa Rica	883
Collier County, Florida	62

Total	$ 3,814

As of December 31, 2003, only deferred costs related to the Puerto Rico project remain capitalized in accordance with the Company's capitalization policy on deferred waste-recycling project costs (see Note 1).

Deferral of New Project Pursuit

At a Board meeting on December 18, 2003, the Company decided not to expend any material funds in pursuing new waste projects until contracts have been signed on one or more pending projects. CWT, after the reporting period, has had discussions with several prominent Puerto Rico investment banks to help it attract local stakeholders / investors. Preliminary discussions with investors have occurred, but no commitments have been received. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

Environmental Impact. Management believes that the proposed IWT and CWT facilities can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act ("CWA"), and other laws and regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste-recycling contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

(5)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing, and receivables. The following table summarizes the indebtedness of IGC at December 31, 2003 and 2002 (in thousands):
			Outstanding December 31, (in thousands)
	Maturity Dates	Interest Rates* From/To	2003	2002
Related to waste technology ventures:
Mortgage - Engineering Office	06/30/05	7.85%	$ 165	$ 173

Related to land development:
Development loans- Brandywine Project	7/25/05	P+2%	$ 3,497	$ 3,958

Related to discontinued operations:
Development loan	6/30/03	P+1%	$ -	$ 119

General:
Line of credit	12/1/04	P+1% - Floor of 9.5%	$ 7,765	$ 7,030
Line of credit - Parcel D-4, St. Charles	11/1/04	8.5%	$ 200	$ -

Credit Agreement	09/30/05	15%	$ -	$ 4,197
Working capital loan - Brandywine Project	7/25/05	P+2%	$ 5,810	$ -
Related Entity (1)	12/31/05	P+1%	$ 1,090	$ -
Total debt			$ 18,527	$ 15,477

*P = Prime lending interest rate
(1) = IBC note payable

As of December 31, 2003, the $165,000 of recourse debt related to waste technology ventures is collateralized by an office building with a book value of $162,000 located in Malvern, Pennsylvania.

As of December 31, 2003, the $3,497,000 of recourse debt related to land development assets at the Company's Brandywine property is collateralized by land development assets with a book value of $14,648,000. In addition, the $5,810,000 working capital loan is collateralized with these same land assets. The lender established specific criteria for sales under this loan relating to residential and commercial acres, to which the borrower must comply by September 1, 2004.

As of December 31, 2003, the $7,765,000 line of credit is collateralized by land assets at the Company's Towne Center South property, as well as other commercial parcels in St. Charles, Maryland, with a book value of $8,405,000.

As of December 31, 2003, the $200,000 line of credit is collateralized by land assets in St. Charles, Maryland, with a book value of $135,000.

At December 31, 2002, the Company was contingently liable on two debts relating to the Westbury project, which was sold to IBC in December 2002. As part of the purchase price, IBC assumed debt totaling $795,000. Of that amount, $63,000 was retired in February 2003, and $732,000 was retired in September 2003, resulting in no outstanding balance at December 31, 2003.

The stated maturities of the Company's indebtedness at December 31, 2003 are as follows (in thousands):
Amount

2004	$ 7,965
2005	10,562
$ 18,527

The interest costs incurred during 2003 and 2002 were accounted for as follows (in thousands):
	2003	2002

Expensed	$ 873	$ 911
Capitalized	1,581	887
	$ 2,454	$ 1,798

(6)	COMMITMENTS AND CONTINGENT LIABILITIES

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, St. Charles Associates, LP ("SCA"), and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the Consent Decree, the Company and SCA paid a civil penalty of $1,360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles (referred to as "Dorchester and Parcel Q"), and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in Parcel L, another location in St. Charles.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one thirty-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company was obligated to complete the previously ordered restoration by January 2, 2004. The status of this obligation is addressed in the following paragraphs.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company is working to prepare a lot transfer agreement to the contractor. The Company has entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. It is estimated that the work will take approximately one month to complete and is to begin in early April. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

The remaining estimated cost for the remediation of $789,000 is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized in the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. The Company intends to fund the remaining cost of remediation principally from land loan proceeds secured by its Brandywine Project. The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The estimated fines through April 30, 2004 (the date which management expects to have the work complete) are $270,000. There have been discussions with Government representatives about relief from the imposition of fines without reaching agreement to date.

Langley v. St. Charles Associates, et al.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The complaint claimed damages allegedly flowing from trespass and restrictions of access to property resulting from the construction of a county road in Charles County. St. Charles Community, LLC completed the construction in question, by agreement with and permission from the County. The first and second counts of the complaint sought $10,000,000 in compensatory damages and $10,000,000 in punitive damages. The third and final count sought an easement and right of way to the county road. On April 13, 2001, the Circuit Court dismissed all individual corporate officers from the lawsuit and dismissed the second and third counts. The Circuit Court also ordered that the County Commissioners of Charles County be joined as defendants in the case. The plaintiffs responded by filing an amended complaint purporting to cure the defects prompting the dismissals and adding the County Commissioners as defendants. On October 12, 2001, the Circuit Court again dismissed the individual corporate officers and dismissed the second and third counts with prejudice. Finally, by order dated November 27, 2002, the Circuit Court granted summary judgment on the remaining trespass claim in favor of the Company.

The plaintiffs have filed an appeal to the Maryland Court of Special Appeals, which is still pending. However, the parties to the appeal have reached an agreement in principle that, once finalized, would lead to dismissal of the appeal. The parties intend to formalize their settlement agreement in the upcoming weeks.

Other

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of such a degree whereby there would be a material adverse impact on the financial condition or results of operations of the Company.

Guarantees

The Company is guarantor of 24 letters of credit and surety bonds amounting to approximately $4,057,000 for land development completion and homebuilding warranties. In addition, the Company is still contingently liable on $1,104,000 of bonds related to certain land improvements in St. Charles, Maryland for properties that were transferred to ACPT in 1998 as part of the Distribution (see footnote 1). As part of this transfer, ACPT assumed responsibility for the bonds and their related liability. The Company does not expect these bonds to be called or to incur any liability relating to their release.

Operating Leases

The Company leases office facilities under two long-term operating leases that expire in 2005 and 2010. The leases require minimum annual rental payments plus additional amounts based upon future increases in property taxes, building operating expenses and adjustments to the Consumer Price Index ("CPI").

The lease expiring in 2005 contains one three-year renewal option. The lease expiring in 2010 contains two five-year renewal options.

The following is a schedule of future minimum rental payments required under the leases described above as of December 31, 2003:
Year Ending December 31,	Operating Leases

2004	$ 90,600
2005	17,200
2006	14,100
2007	14,100
2008	14,100
Thereafter	23,400
Total minimum lease payments	$ 173,500
(7)	RELATED PARTY TRANSACTIONS

Certain officers, directors, and a general partner of the Company, IBC, have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
		Year Ended December 31,
INCOME STATEMENT IMPACT (In Thousands):		2003	2002

Land Sales
Land Sales Revenue, IBC, general partner of IGC - Westbury	(A1)	$ -	$ 2,620
		$ -	$ 2,620
Cost of Land Sales
Cost of Sales, IBC, general partner of IGC - Westbury	(A1)	$ -	$ 2,618
		$ -	$ 2,618
Interest and Other Income
IBC, general partner of IGC	(A1)	20	1
		$ 20	$ 1
General and Administrative Expense
IBC, general partner of IGC for miscellaneous	(B7)	$ 3	$ 5
Smallwood Village Associates, LP ("SVA"), affiliate of IBC, for rent	(B1)	$ 13	$ 14
American Rental Management Company ("ARMC"), subsidiary of ACPT,
for support and other services	(B2)	7	22
Equus, affiliate of IBC, consulting fee	(B4)	(164)	(87)
ARMC, subsidiary of ACPT, consulting fee	(B5)	(200)	(200)
		$ (341)	$ (246)

Interest Expense
IBC, general partner of IGC	(B6)	$ 31	$ 83
Interstate General Properties (IGP), subsidiary of ACPT	(B8)	-	1
		$ 31	$ 84
BALANCE SHEET IMPACT (In Thousands):		Balance December 31, 2003	Balance December 31, 2002
Assets Related to Land Development
Land - Brandywine, MD; Guarantee fee paid to
James J. Wilson and IBC	(B10)	$ 110	$ -
		$ 110	$ -
Other Assets
Receivables:
IBC, note receivable, Westbury	(A1)	$ -	$ 704
IBC, receivables, miscellaneous	(B7)	14	10
IBC, receivable, working capital advances	(B6)	-	83
ARMC receivables, miscellaneous	(B2)	1	-
		$ 15	$ 797
Other Liabilities
Advances, IBC, general partner of IGC	(B6)	$ 1,090	$ -
Accounts payable to IBC for miscellaneous	(B7)	13	10
Accounts payable to SVA for rent	(B1)	12	-
Advances, IGMC, IGC's managing general partner	(B9)	78	79
Accounts payable to IGP for tax support services	(B3)	-	60
Accounts payable to IGP for miscellaneous	(B8)	-	17
Accounts payable to ARMC for support services	(B2)	-	82
		$ 1,193	$ 248
(A)	Land Sales

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

Regarding the debt assumption: A debt of $732,000 was due to the Winston Corporation and $63,000 was due to First National Bank of St. Mary's for the Westbury project. Of that debt, $63,000 was retired in February 2003, and $732,000 was retired in September 2003.

Regarding the note receivable: Accrued and unpaid interest on the principal balance was due and payable monthly with the principal payment. The principal of the note was payable in equal monthly installments of $40,000 plus interest at prime plus one percent per annum. On September 29, 2003, the balance of approximately $387,000 was paid to IGC.

(B)	Other

Other transactions with related parties are as follows:
(1)

Beginning October 1, 2000 and as of December 31, 2003, IGC rents office space from Smallwood Village Associates, LP, an affiliate of IBC, at prevailing market rental rates. As an offset to this expense, IGC provided IBC with tax support services from August 2002 through August 2003. The payment for these services is used to reduce the Company's office rental expense due SVA.

(2)

During 2002 and ending approximately July 2003, ARMC, an affiliate of ACPT, provided IGC with miscellaneous land development, human resources, and other miscellaneous administrative support services. On occasion, ARMC provided photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

On June 30, 2003, IBC agreed to advance, on IGC's behalf, approximately $171,000 due ARMC for these items and amounts due for items in B(3) and B(8) due by IGC and its related entities.

In an effort to eliminate the need for office services in the future, IGC incurred costs during the third quarter 2003 relating to a change of address and phone number. The costs associated with these changes are being offset against future amounts billed by ARMC. As of December 31, 2003, IGC holds a credit balance of approximately $1,100.

(3)	During 1999 and ending August 31, 2000, IGP, a subsidiary of ACPT, provided IGC with tax support services. As of December 31, 2003, all amounts due were paid in full.

(4)

James J. Wilson provides consulting services on a monthly basis to Equus Gaming Company, LP ("Equus"). The salary and benefits related to these services is allocated to Equus on a quarterly basis, based on the percentage of time Mr. Wilson spends on Equus matters.

As part of the Company's Working Capital Support agreement with IBC, any amounts due at the end of each quarter are used to reduce advances under the agreement. For the years ended December 31, 2003 and 2002, Equus was charged $164,000 and $87,000, respectively. All amounts for both years were assumed by IBC and applied against the agreement.

(5)

In October 1998, James J. Wilson entered into a consulting agreement with ARMC, a subsidiary of ACPT, providing for an annual consulting fee of $500,000 per year for a two-year period, then $200,000 per year for an eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson, crediting the amount against IGC's salary obligation to Mr. Wilson. In May 2002, IBC began funding payments as an offset against amounts due from IBC to ACPT for other contractual matters between these entities. Please refer to ACPT's December 31, 2001 10K filing for further information. On April 1, 2003, ARMC resumed paying IGC directly.

(6)

Historically, the Company has had various forms of Working Capital Support Agreements with IBC. The most recent agreement, dated September 1, 2002, is an Amended and Restated Working Capital Support Agreement, whereby loans are made to IGC in the form of promissory notes. Interest is charged at prime plus 1% and accrues until paid. Payments are first applied to unpaid interest and then to principal. This agreement matures December 31, 2005, unless paid sooner. IGC shall repay to IBC, 1) the balance of funds available from waste projects, after deducting reasonable reserves for operating needs, or 2) proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of the IGC Board of Directors.

(7)

During 2002, and continuing in 2003, IGC incurred shared expenses with IBC for office supplies and services. As of December 31, 2003, IGC has incurred approximately $3,000 of expenses for 2003. For the same period in 2002, the amount of expenses totaled approximately $5,000.

(8)

Beginning October 1998, and ending July 2000, IGP, a subsidiary of ACPT, paid costs associated with car leasing and retirement plan expenses on behalf of IGC. As of December 31, 2003, the principal and interest amounts of approximately $17,000 were paid in full.

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

(10)

The Company paid guarantee fees in the second quarter of 2003 in exchange for a guarantee relating to the $2.5 million letters of credit for public improvement bonds on Brandywine Investment Associates, LP ("BIA"). Under a Mercantile loan restructuring of August 2002, the Company paid a 2% guarantee fee of $50,000 to James J. Wilson. In exchange for a guarantee for the financing on the TJJ loan, the Company paid a 1.5% guarantee fee of $60,000 to IBC. The independent members of the Board of Directors approved the fees.

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

The Employees' Plan is for employees of IGC (due to the Distribution, the employees may be current employees of ACPT), including employees who are Directors of any General Partner of IGC or of any affiliate of IGC. The Employees' Plan expired on September 22, 1997, and the remaining reserved IGC units will now be issued to individual employees as needed.

Under the terms of the plans, directors and employees may be granted options, incentive rights, or other Unit-based awards as determined by a committee of the Directors of the managing general partner, which excludes directors who are eligible to participate in that particular plan ("Committee".)

The following chart summarizes the activity under the Directors' Plan for the years ended December 31, 2003 and 2002.
Units issued under the Directors' Plan:	May 13, 2003	December 19, 2002

James R. Treptow, former IGMC Director	3,680	12,940

John H. Gibbons, IGMC Director	3,400	12,528

Total units issued	7,080	25,468

The above IGC Units were issued under the Directors' Plan, in lieu of cash, for payment of directors' fees and expenses totaling approximately $35,400 and $86,600 for 2003 and 2002, respectively.

As of December 31, 2003, there are 8,452 and 11,824 IGC Class A Units available for issuance under both the Directors' Plan and former Employees' Plan, respectively. These units are held by the Company's transfer agent.

Options

As of December 31, 2002, all recorded option contracts were fulfilled.

Appreciation Rights

Under the terms of the above Plans, directors and employees may be granted "Unit Appreciation Rights" which entitle the holder to receive, upon vesting, an amount payable in cash, Class A Units of the Company, other property, or some combination thereof, as determined by the Committee. The amount received upon exercise on or after January 20, 1995, is based on the excess of the fair market value of the Company's Units on the exercise date, plus, for rights granted prior to 1995, 50% of the fair market value of Equus Gaming Company, LP ("Equus") Units on the exercise date, over the base price of the Unit Appreciation Rights specified in the individual rights agreements or individual employment agreements. Fair market value is defined in each individual rights agreement but is generally the average of the closing prices of Units on the principal exchange on which they are traded for the 20 trading days beginning ten trading days before the exercise date and ending on the ninth day after the exercise date. No adjustment was made for Unit Appreciation Rights exercised prior to January 20, 1995, since prior to this date, the Company's market price still reflected the value of its interest in Equus, which was spun off at that time. The number of stock appreciation rights outstanding, that were exercisable, but not exercised prior to October 19, 1998, was reduced as a result of a 1 for 5 reverse unit split. The number of stock appreciation rights outstanding after the reverse split was 21,300. These rights were granted to the Company's prior employees, who are now employees of ACPT.

The following chart summarizes activity of appreciation rights during 2002 and 2003.
	Number of Rights	Weighted Average Exercise Price	Vesting Percentage	Expiration Date
Outstanding at January 1, 2002:
Granted - May 15, 1994	11,300	$ 3.71	100%	May 15, 2004
Granted - August 13, 1997	10,000	$ 2.90	80%	August 13, 2007
Granted - June 30, 2000 (1)	7,500	$ 1.00	100%	June 30, 2010
	28,800
Activity during 2002:
Grants - January 1, 2002 (1)	2,500	$ 5.38	100%	January 1, 2012
Cancellation / Forfeitures	0

Outstanding at December 31, 2002:
Granted - May 15, 1994	11,300	$ 3.71	100%	May 15, 2004
Granted - August 13, 1997	10,000	$ 2.90	100%	August 13, 2007
Granted - June 30, 2000	7,500	$ 1.00	100%	June 30, 2010
Granted - January 1, 2002	2,500	$ 5.38	100%	January 1, 2012
	31,300
Activity during 2003:
Grants - January 1, 2003 (1)	2,500	$ 3.11	100%	January 1, 2013
Forfeitures - August 28, 2003 (1)	(12,500)	$ 2.30	---	---

Outstanding at December 31, 2003:
Granted - May 15, 1994	11,300	$ 3.71	100%	May 15, 2004
Granted - August 13, 1997	10,000	$ 2.90	100%	August 13, 2007
Total	21,300

(1) These appreciation rights were granted to the Company's former CFO. The rights were never exercised, and were forfeited during 2003, at the time of the employee's resignation.

As of December 31, 2003 and 2002, the Company had accrued a liability of $3,084 and $22,617, respectively, relating to these rights.

As a result of the significant decrease in the price of IGC units over the last two years, a credit was made to compensation expense in the amount of $19,533 and $41,041 for the years ended December 31, 2003 and 2002, respectively.

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

On September 30, 2003, two warrant holders elected to exercise their right to purchase a total of 5,083 shares of ACPT at an exercise price of $5.76 per share. The ACPT share price was $6.40 on that date. At the time of exercise, IGC negotiated with the warrant holders to pay them a total of $3,250, representing the difference between the warrant exercise price and the value of the ACPT shares. As a result, a charge to warrant expense was made for this transaction. As of September 30, 2003, all warrants to purchase IGC and ACPT units had expired.

(9)	RETIREMENT AND PROFIT SHARING PLANS

IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they meet eligibility requirements based on hours of service and the attainment of 21 years of age. IGC's contributions to the Retirement Plan for eligible employees was equal to 4% of basic salaries and wages for 2002 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries that exceeded the U.S. Social Security taxable wage base. Beginning January 1, 2004, IGC's contributions to the Retirement Plan changed from the above 4 and 8 percent to 5.7 and 11.4 percent, which increased the basic contribution to the IRS allowable limits. Employees' salaries in excess of $200,000 for 2003 and 2002 were excluded from the calculation of contributions. Additional contributions to the Retirement Plan can be made pursuant to the Profit Sharing Plan based on net income of the Company.

Effective September 15, 2003, the Company changed its retirement plan service provider (Trustee, Record Keeper, and Investment Manager) to Fidelity Investments. The eligibility requirements changed from hours of service to months of service, and the contribution percentages remained unchanged.

Contributions to the Retirement Plan were $84,000 and $67,000 for the years ended December 31, 2003 and 2002, respectively. No additional contributions were made as a profit sharing contribution for 2003 or 2002.
(10)	INCOME TAXES

The consolidated financial statements of the Company include the accounts of IGC and its majority-owned and controlled partnerships, affiliates, and subsidiaries, after eliminating all inter-company transactions. IGC and its majority-controlled partnerships ("the partnerships") are treated as partnerships under applicable provisions of the tax code as described below. IWT and CWT are organized as C corporations. Their tax treatment is discussed below.

Entities Subject to Partnership Taxation Provisions

IGC is a partnership and accordingly is not subject to U.S. taxes. These financial statements do not contain any provision for Federal or state income taxes for 2003 or 2002 relating to IGC or its consolidated partnerships. All Federal and state income tax liability and/or tax benefits are passed through to the individual partners in accordance with the Partnership Agreement and the Internal Revenue Code.

IGC had been grand-fathered through 1997 as a non-tax paying public partnership. Such grandfathering was based on guidelines outlined in the Omnibus Budget Reconciliation Act of 1987 allowing publicly traded partnerships existing as of December 17, 1987 not to be taxed as corporations as long as a substantial new line of business is not added. Beginning in 1998, however, IGC could be taxed as a corporation unless at least 90% of IGC's gross income is derived from qualifying "passive type" sources such as interest, dividends, and real property income. For the year ended December 31, 2003, a determination has not been made as to whether IGC will continue to qualify as a non-tax paying public partnership. IGC was in compliance with these requirements as of December 31, 2002. If IGC is not in compliance with the 90% test in any given taxable year, it will be taxed as a corporation at statutory corporate rates and those taxes could be substantial.

Entities Subject to Corporate Taxation Provisions

At December 31, 2003 IWT has net operating loss carry-forwards of approximately $8,550,000, which are available to offset future taxable income through 2023.

CWT is a Puerto Rico corporation subject to Puerto Rican income taxes. At December 31, 2003 CWT has net operating loss carry-forwards of approximately $3,028,000, which are available to offset future taxable income through 2008.
A reconciliation of income taxes computed at statutory federal / foreign rates and the effective income tax benefit is as follows:
	2003	2002

Federal - 34%	$ (562,000)	$ (158,000)
Puerto Rico - 20%	(578,000)	(6,000)
State taxes, net of federal benefit	(69,000)	(18,000)
Change in valuation allowance	1,209,000	182,000
Provision for income taxes	$ -	$ -

Deferred income taxes arise primarily from net operating tax losses. The Company's deferred tax assets at December 31, 2003 and 2002 consist of:
	2003	2002

Deferred tax asset, net operating loss carry-forward	$ 3,855,000	$ 2,646,000
Valuation allowance	(3,855,000)	(2,646,000)
Net deferred tax asset	$ -	$ -

The Company provides a valuation allowance account for deferred tax assets that will most likely only be realized as the result of operations of waste-recycling projects that will be conducted via IWT and CWT. Until such time as contracts are signed and the Company proceeds to financial close for a project, the Company will provide a valuation allowance for the tax benefit relating to such operations.
(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 requires the disclosure of the fair value of financial instruments. Whenever possible the estimated fair value has been determined using quoted market information. The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in the market since the Company may be unable to sell such instruments due to contractual restrictions or the lack of an established market. The estimated market values have not been updated since December 31, 2003, therefore, current estimates of fair value may differ significantly from amounts presented. Below is a summary of significant methodologies used in estimating fair values at December 31, 2003.

Cash and cash equivalents: includes cash and securities with maturities of less than 90 days, which are valued at their carrying value.

Notes Receivable: includes interest and non-interest-bearing notes receivable. Fair value is based on the percentage value of the notes discounted at the Company's general cost of borrowing, prime plus one percent.

Development Loans and Lines of Credit: consists of instruments in which certain of the Company's real estate assets are used as collateral. The fair value of these instruments is based on the current market rate for similar borrowings.

Loan Payable: In 2002, consists of mezzanine financing secured by the Company's Brandywine property. The fair value of this note is based on the estimated cost of similar borrowings.

Loan Payable - Related Party: In 2003, this consists of a note payable that had been used to fund operating capital requirements. The note is subject to interest at prime plus one percent. The fair value of this note is based on current market rates for similar borrowings.

Mortgages: Consists of a mortgage against one of the Company's offices. The fair value of this note is based on the current market rate for similar borrowings.

The following table summarizes the fair value of the Company's financial instruments (in thousands) as of December 31, 2003 and December 31, 2002:
Fair Value of Financial Instruments
(In Thousands)
As of December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and Cash Equivalents	$ 49	$ 49	$ 395	$ 395

Notes Receivable	$ -	$ -	$ 849	$ 589

Development loan and lines of credit	$ 15,952	$ 15,179	$ 11,107	$ 10,423

Loan Payable - TJJ	$ -	$ -	$ 4,197	$ 3,219

Loan Payable - Related Party	$ 1,090	$ 1,090	$ -	$ -

Mortgages	$ 165	$ 142	$ 173	$ 140

(12)	SEGMENT INFORMATION

IGC's three reportable segments are waste technology development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and homebuilding operations conducted by AFH, which have been discontinued. Refer to Note 3 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the years ended December 31, 2003 and 2002 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment	Total
					Eliminations
2003

Total revenues		2	-	2,680	-	2,680
Interest income	(1)	1	-	20	-	20
Interest expense	(1)	1	14	588	-	602
Depreciation and amortization	(1)	-	20	48	-	68
Loss Before Minority Interest	(1)	(21)	(4,542)	(1,385)		(5,927)
Net loss	(1)	(21)	(4,542)	(1,391)	-	(5,933)

Total assets		(1,669)	(2,467)	58,181	(25,558)	28,487
Changes to long lived assets		-	1,178	561	-	1,739

2002

Total revenues	(1)	1	-	4,576	-	4,576
Interest income	(1)	8	2	5	-	7
Interest expense	(1)	3	13	753	-	766
Depreciation and amortization	(1)	-	20	84	-	104
Loss Before Minority Interest	(1)	(39)	(831)	(2,917)		(3,748)
Net loss	(1)	(39)	(831)	(2,918)	-	(3,749)

Total assets		(1,536)	1,590	56,076	(24,850)	31,280
Changes to long lived assets		-	923	(3,565)	-	(2,642)

(1) Amounts reported for the discontinued segment are not included in the totals for these items.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of IGC's managing general partner, IGMC, is as follows:
Name	Age	Office

James J. Wilson	70	Chairman, Director and Chief Executive Officer

Mark Augenblick	57	Director, Chief Operating Officer

Ernst Ringle	71	Director

John H. Gibbons	75	Director

The following are the executive officers of IGC as of December 31, 2003:
Name	Age	Office

James J. Wilson	70	Chairman, Chief Executive Officer

Mark Augenblick	57	President, Chief Operating Officer

Francis C. Campbell	63	President, IWT and CWT (affiliates of IGC)

Term of Office. Directors of IGMC serve a one-year term of office subject to their successor being selected and qualified, or until their resignation or removal. The Board of Directors shall be elected annually, subject to the following requirements: 1) As practicable, one-third are to be persons who are neither affiliates of IGC nor existing officers or employees of IGC, any General Partner or any of their affiliates, 2) IBC has the right to designate one-third of the directors of IGMC as long as IBC continues as a General Partner of IGC, and 3) the remaining directors are to be persons who are officers of IGC. Messrs. Ernst Ringle and John L. Gibbons currently serve as the unaffiliated directors. Mr. James J. Wilson serves as the IBC director designate, and Mr. Mark Augenblick serves as an officer of IGC.

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

Ernst Ringle was appointed a Director of IGMC in December 1999. He is a retired President and Chief Executive Officer of Noell, Inc., an engineering and plant construction company. Prior to joining Noell's parent company, Preussag Noell, he was Vice President of Stone and Webster International Corporation. He previously held senior engineering and construction management positions with Motor Columbus AG of Switzerland and Chas. T. Main of the U.S., among others. Mr. Ringle received a degree in civil engineering from the University of Kaiserslautern in Germany. He is fluent in English, German, Spanish, and proficient in French and Portuguese.

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

Former Director, James R. Treptow was appointed a Director of IGMC in December 1999. He is President and Chief Executive Officer of Magellan Resources. Prior to that he was responsible as the company owner or co-owner for the financing and development of 45 commercial real estate projects located in Texas, California, Georgia, Louisiana and Virginia, totaling approximately 9 million square feet with an aggregate market value of approximately $1.2 billion. Mr. Treptow holds a degree in Industrial Management and Finance from the University of Texas at Austin. Mr. Treptow resigned effective December 31, 2003. The Company is currently looking to fill this vacancy.

Code of Business Ethics

The Company has adopted a code of business ethics that applies to all of the Company's officers and employees. The Company's officers and employees affirm their understanding and compliance with the code at their date of hire. Annually, all Company officers reaffirm their compliance with the code by signed certification. See Exhibit 10(j)) to this filing for a copy of this document.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following information is furnished with respect to the Chief Executive Officer and each of the other five most highly compensated Executive Officers of the Company (collectively, the "Executive Officers").
					Long-Term Compensation
	Annual Compensation				Awards
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (2)	Securities Underlying Options/ SAR's #	All Other Compensation ($) (1)

James J. Wilson (3)	2003	400,200	-	-	-	17,841
Chairman & CEO	2002	475,200	-	-	-	12,604

Mark Augenblick	2003	346,558				37,841
Vice-Chairman &	2002	424,613	-	-	-	32,604
President

Paul Dillon	2003	101,494	-	-	-	6,627
Vice President & CFO	2002	124,158	-	-	-	6,521

Francis Campbell	2003	156,200	-	-	-	12,825
President, IWT/CWT	2002	193,575	-	-	-	12,074

Larry Liddle	2003	93,719	-	-	-	5,702
Vice President	2002	119,200	-	-	-	6,124
(1)	Reflects IGC's contributions to the Retirement Plan discussed below and Director's fees from IGMC.

(2)	Represents the difference between the price paid for shares of the Company's stock obtained by exercising stock options and the fair market value of the stock at the date of purchase.

(3)

In October 1998, Mr. Wilson entered into a 10-year consulting agreement with ARMC (a subsidiary of ACPT) providing for an annual consulting fee of $500,000 per year for the first two years, then $200,000 per year for the remaining eight-year period. Mr. Wilson's consulting fee is paid directly to IGC, which in turn, pays Mr. Wilson, crediting the $200,000 against his compensation from IGC.

(4)

Effective December 1, 2002, each of the above listed officers executed a salary deferral agreement. Under terms of the agreement, the officers consented to defer 20% of their base compensation until such time as the company's financial position improves in order to allow repayment. As of December 31, 2003 and December 31, 2002, the Company has accrued a liability for the portion of deferred salary of approximately $255,700 and $27,600, respectively.

Employment Agreements. Mr. Wilson's employment agreement commenced January 1, 2002, and renews annually unless terminated by either party. This agreement provides for a base salary of $500,000, certain fringe benefits, and death or disability benefits.

Mr. Augenblick entered into a four-year employment agreement with the Company effective November 23, 1998. Beginning March 23, 2002, the agreement was formally extended and will continue thereafter from year-to-year on a calendar basis, unless sooner terminated by notice given not later than 30 days before the end of each calendar year, by either party. The agreement provides for a compensation package totaling $450,000, which is comprised of salary and directors' fees, plus shares in IWT and CWT, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Dillon's employment agreement was for a one-year period, and was renewed January 1, 2003, and could renew annually thereafter, unless terminated by either party. The agreement provided for a base salary of $130,000, certain fringe benefits, death or disability benefits, stock appreciation rights, and severance pay for the unexpired term of the contract. In July 2003, Mr. Dillon terminated his employment agreement and resigned effective August 28, 2003. Mr. Dillon forfeited certain stock appreciation rights, for which he was fully vested, in exchange for payment of his combined 2002 and 2003 deferred salary of approximately $18,300.

Mr. Campbell's employment agreement with the Company begins each July 1st, and expires on the last day of each June and thereafter for successive one-year terms; provided however, that either party may terminate the agreement upon 60 days prior written notice. The agreement became effective July 1, 2000. The agreement provides for a base salary of $195,000, plus shares in IWT and CWT, a financing bonus and completion bonus based on the number and size of waste facilities developed, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Liddle's employment agreement with the Company began each July 1st and expired on the last day of June and thereafter for successive one-year terms; provided however, that either party may terminate the agreement upon 60 days prior written notice. The agreement became effective July 1, 2000. The agreement provided for a base salary of $120,000, a financing bonus and completion bonus based on the number and size of waste facilities developed, plus shares in IWT and CWT, certain fringe benefits, death or disability benefits, and severance pay for the unexpired term of the contract.

Mr. Liddle passed away on October 14, 2003. Mr. Liddle's employment agreement entitled his estate to the following death benefits: 1) continuance of base annual salary for a period of six months and related benefits, 2) certain life insurance benefits, 3) certain project financing / completion bonus, and 4) certain equity / founder shares of IWT and CWT. Mr. Liddle's estate is due to receive approximately $32,000 in base salary payments and approximately $33,000 of deferred salary, for which amounts have been accrued and are included in the financial statements for the year ended December 31, 2003. Mr. Liddle's base salary payments since the date of his death have been reduced by the current 20% salary deferral that is in effect for the Company's officers.

Directors. Directors of the Managing General Partner who do not receive salaries from the Company or affiliates, except Mr. Augenblick, receive directors' fees established by the Board of Directors of the Managing General Partner. These directors are compensated at a rate of $5,000 per quarter, $1,400 per meeting and out of pocket travel reimbursements for meeting attendance. In addition, Board of Director members who serve on the IGC Audit Committee are compensated at a rate of $1,400 per meeting. During 2003, the directors' fees and meeting fees totaled $115,000, of which $76,600 remained to be paid as of December 31, 2003. During 2003, two Directors elected to receive IGC Units in lieu of cash for a portion of their fees. On May 12, 2003, 7,080 Units with a market value of $35,400, as of that date, were issued in accordance with this election.

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

Long-Term Incentive Plan. IGC has established an incentive compensation plan (the "Profit Sharing Plan") pursuant to which IGC awards annual cash bonuses to officers and employees in reasonable amounts reflecting their contributions to the Company. The persons to receive bonuses and the amounts of such bonuses are approved by the unaffiliated directors of IGMC. Under the Profit Sharing Plan, a portion of each bonus, keyed by the compensation committee to a percentage of the employees' salary, is contributed on behalf of the employee to the retirement plan discussed below. No contributions were made to the Profit Sharing Plan during 2003 or 2002.

Retirement Plan. IGC established a retirement plan (the "Retirement Plan") effective January 1, 1988 for non-union employees of IGC. In 1992, union employees were added to the plan. Employees are eligible to participate in the Retirement Plan when they meet eligibility requirements based on hours of service and the attainment of 21 years of age. IGC's contributions to the Retirement Plan for eligible employees was equal to 4% of basic salaries and wages for 2002 that were not in excess of the U.S. Social Security taxable wage base, plus 8% of salaries that exceeded the U.S. Social Security taxable wage base. Beginning January 1, 2004, IGC's contributions to the Retirement Plan changed from the above 4 and 8 percent to 5.7 and 11.4 percent, which increased the basic contribution to the IRS allowable limits. Employees' salaries in excess of $200,000 for 2003 and 2002 were excluded from the calculation of contributions. Additional contributions to the Retirement Plan can be made pursuant to the Profit Sharing Plan based on net income of the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Units that were beneficially owned on December 31, 2003 (i) by each person who is known by the general partners to beneficially own more than 5% of the outstanding units of the Company, (ii) by named executive officers of a general partner, and (iii) by all executive officers of the Company and directors of the general partners as a group. Except where noted, the address for the beneficial owner is 236 Smallwood Village Center, Waldorf, Maryland, 20602. There were 2,103,721 Class A Units outstanding as of December 31, 2003.
	Beneficial Ownership (1)
Name of Beneficial Owner:	Number of IGC Units	Percent

James J. Wilson (2)	6,136	0.3

Mark Augenblick	0	0

Francis C. Campbell	0	0

All executive officers of IGC and directors of IGMC as a group	6,136	0.3

Other Owners of record holding 5 percent or more of the voting interests:

Interstate Business Corporation	606,103	28.8

Wilson Securities Corporation	315,295	15
	921,398	43.8

Notes:	(1)	The beneficial ownership of Units is determined on the basis of Units directly and indirectly owned by executive officers of IGC and directors of IGMC.

	(2)	Includes 20 IGC Units held by his wife, Barbara A. Wilson.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responding to this item appears in Note 7 to the Company's Consolidated Financial Statements included in Item 7 of this report.

ITEM 13.	FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K
1.	Financial Statements

	a.	The following financial statements of Interstate General Company, LP are contained herein:

Report of Independent Public Accountants

Consolidated Statements of Loss for the years ended December 31, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements for the years ended December 31, 2003 and 2002

	b.	The following financial statements of Brandywine Investment Associates, LP are included as Exhibit 99.15 herewith:

Statement of Income (Loss) for the years ended December 31, 2003 and 2002

Balance Sheet for the years ended December 31, 2003 and 2002

Statement of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001

Statement of Cash Flows for the years ended December 31, 2003 and 2002

Notes to Financial Statements for the year ended December 31, 2003

2.	Financial Statement Schedules

There are no financial statements' schedules contained herein.

3.	Exhibits

Exhibits required by Securities and Exchange Commission, Section 601 of Regulation S-K.
Exhibit No.		Description of Exhibit	Reference

3 (i)		Articles of Incorporation

	1	Third Amended and Restated Agreement of Limited Partnership of Interstate General Company, LP	Exhibit 3(a); Amendment No. 3 to Registration Statement No. 33-10636 on Form S-1, filed February 11, 1987 (Form "S-1")

	2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company, LP	Exhibit 3(b); 1987 Form 10-K

	3	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Interstate General Company, LP	Exhibit 3(c); 1988 Form 10-K

	4	Amended and Restated Certificate of Limited Partnership of Interstate General Company, LP	Exhibit 3(b); Form S-1

	5	Certificate of Incorporation of Interstate General Management Corporation	Exhibit 3(c); Form S-1

	6	Certificate of Incorporation of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended	Exhibit 3(g); Form S-1

	7	Certificate of Incorporation of Interstate Management Title Company dated September 19, 1986	Exhibit 4(c); Form S-1

	8	Amendment to Certificate of Incorporation of Interstate Management Title Company dated December 31, 1986	Exhibit 4(e); Form S-1

	9	Amended and Restated Certificate and Agreement of Limited Partnership of St. Charles Associates Limited Partnership dated March 14, 1985	Exhibit 10(11); Form S-1

	10	Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10(j); Form S-1

	11	Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated December 31, 1986	Exhibit 10(kk); Form S-1

	12	Third Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated February 16, 1990	Exhibit 10(kk); 1989 Form 10-K

	13	Fourth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated June 29, 1981	Exhibit 10(lll); 1991 Form 10-K

	14	Fifth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E., dated June 29, 1981	Exhibit 10(mmm); 1991 Form 10-K

	15	Sixth Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of Interstate General Properties Limited Partnership, S.E. dated April 1, 1998	Exhibit 10(a); Form 10-Q for the quarter ended March 31, 1998

	16	Partnership Agreement for Fox Chase Apartments General Partnership as amended January 29, 1986	Exhibit 10(p); Form S-1

	17	Amendment to Partnership Agreement for Fox Chase Apartments General Partnership dated February 10, 1987	Exhibit 10(mm); Form S-1

	18	Partnership Agreement for Wakefield Third Age Associates LP dated July 1, 1985	Exhibit 10(r); Form S-1

	19	Partnership Agreement for Wakefield Terrace Associates LP dated July 1, 1985	Exhibit 10(t); Form S-1

	20	Partnership Agreement for Headen House Associates LP dated July 1, 1985	Exhibit 10(v); Form S-1

	21	Partnership Agreement for Palmer Apartments Associates LP dated July 1, 1985	Exhibit 10(w); Form S-1

	22	Partnership Agreement for Chastleton Apartments Associates dated May 1, 1986	Exhibit 10(dd); Form S-1

	23	Partnership Agreement for New Forest Apartments General Partnership dated November 18, 1986	Exhibit 10(ff); Form S-1

	24	First Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated February 24, 1987	Exhibit 10(ii); 1988 Form 10-K

	25	Second Amendment to the General Partnership Agreement of New Forest Apartments General Partnership dated December 19, 1988	Exhibit 10(hh); 1988 Form 10-K

	26	Limited Partnership Agreement and Amended and Restated Limited Partnership Certificate of Coachman's Limited Partnership dated June 2, 1988	Exhibit 10(zz); 1988 Form 10-K

3 (ii)		By-laws

	1	By-laws of Interstate General Management Corporation, as amended	Exhibits 3(d) and 3(1); Form S-1

	2	By-laws of Interstate Business Corporation (formerly Interstate St. Charles, Inc.) as amended February 4, 1986	Exhibit 3(h); Form S-1

	3	Amendment to By-laws of Interstate General Management Corporation dated November 10, 1988	Exhibit 3(i); 1988 Form 10-K

	4	By-laws of Interstate Management Title Company dated September 25, 1986	Exhibit 4(d); Form S-1

4		Instruments defining the rights of security holders, including indentures

	1	Form of beneficial assignment certificate representing Units	Exhibit 4(a); Form S-1

	2	Form of certificate evidencing limited partnership interest	Exhibit 4(b); Form S-1

10		Material Contracts

	1	Employment Agreement with Edwin L. Kelly	Exhibit 10(a); Form 10-Q for the quarter ended June 30, 1994

	2	Amendment to Employment Agreement between Interstate General Company, LP and Edwin L. Kelly dated May 20, 1994	Exhibit 10(a) for Form 10-Q for the quarter ended June 30, 1995

	3	Second Amendment to Employment Agreement between Interstate General Company, LP and Edwin L. Kelly dated May 20, 1994	Exhibit 10(b) for Form 10-Q for the quarter ended June 30, 1996

	4	Third Amendment to Employment Agreement between Interstate General Company, LP and Edwin L. Kelly dated May 20, 1994	Exhibit 10(l); 1996 Form 10-K

	5	Employment Agreement between Interstate General Company, LP and James J. Wilson dated January 15, 1996	Exhibit 10(j); 1995 Form 10-K

	6	Employment Agreement between Interstate Waste Technologies, Inc. and Francis C. Campbell dated September 1, 1996	Exhibit 10(a); Form 10-Q for the quarter ended September 30, 1996

	7	Employment Agreement between Interstate General Company, LP and Mark Augenblick dated March 11, 1998	Exhibit 10(g); 1997 Form 10-K

	8	Employment Agreement between Interstate General Company, LP and Benjamin L. Poole dated December 7, 1999	Exhibit 10(h); 1998 Form 10-K

	9	Employment Agreement between Interstate General Company, LP and Larry F. Liddle dated October 1, 1998	Exhibit 10(i); 1998 Form 10-K

	10	Employment Agreement between Interstate General Company, LP and Francis C. Campbell dated October 1, 1998	Exhibit 10(i); 1998 Form 10-K

	11	Indemnity Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc. and each director and officer of Interstate General Management Corporation	Exhibit 10(f); Form S-1

	12	Unit Incentive Plan for Directors, Amended and Restated, dated March 17, 1995	Exhibit 10(i); 1994 Form 10-K

	13	Unit Incentive Plan for Employees, Amended and Restated, dated March 17, 1985	Exhibit 10(j); 1994 Form 10-K

	14	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to Fox Chase General Partnership Agreement dated August 20, 1993	Exhibit 10(q); 1993 Form 10-K

	15	Withdrawal, Mutual Release and Indemnification Agreement and Amendment to New Forest Apartments General Partnership Agreement dated August 20, 1993	Exhibit 10(z); 1993 Form 10-K

	16	Management Services Agreements between Interstate General Properties Limited Partnership, S.E. and National General Corporation (3 separate agreements)	Exhibit 10(k); Form S-1

	17	Property Management Agreement between National General Corporation and Interstate General Corporation and Interstate General Properties Limited Partnership, S.E. as amended March 30, 1986	Exhibit 10(oo); Form S-1

	18	Management Service Agreement between Interstate General Company, LP and Coachman's Limited Partnership dated May 2, 1988	Exhibit 10(jj); 1989 Form 10-K

	19	Amendment to Management Service Agreement between Interstate General Company, LP and Coachman's Limited Partnership dated January 1, 1993	Exhibit 10(hh); 1993 Form 10-K

	20	Management Agreement by and between Interstate Properties and Interstate St. Charles, Inc. (El Monte), dated January 5, 1987	Exhibit 10(zzz); to 1992 Form 10-K

	21	First Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated January 4, 1988	Exhibit 10(aaaaa); 1992 Form 10-K

	22	Second Amendment to Management Agreement by and between Interstate General Properties and Interstate Business Corporation (El Monte), dated December 31, 1992	Exhibit 10(bbbbb); 1992 Form 10-K

	23	Management Agreement by and between Interstate General Properties and Interstate St. Charles, Inc. (Santa Maria Shopping Center), dated January 5, 1987	Exhibit 10(ccccc); 1992 Form 10-K

	24	First Amendment to Management Agreement by and between Interstate General Properties Limited Partnership, S.E. and Interstate Business Corporation (Santa Maria Shopping Center), dated January 4, 1988	Exhibit 10(ddddd); 1992 Form 10-K

25

Second Amendment to Management Agreement by and between Interstate General Properties Limited Partnership S.E. and Interstate Business Corporation and Santa Maria Associates S.E., dated December 28, 1990

Exhibit 10(eeeee); 1992 Form 10-K

	26	Two (2) Property Management Agreements between Interstate General Properties Limited Partnership, S.E. and Capitol Park Associates as amended December 31, 1984	Exhibit 10(aa); Form S-1

	27	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates LP dated May 21, 1981	Exhibit 10(r); Form S-1

	28	Lease for office space between Interstate General Business Corporation and Smallwood Village Associates LP dated June 15, 1981	Exhibit 10(m); Form S-1

	29	Lease Amendment to Lease for commercial space between Smallwood Village Associates LP and Interstate General Company, LP dated October 1, 1991	Exhibit 10(c); Form 10-Q for the quarter ended September 30, 1995

	30	Lease Amendment II to Lease for commercial space between Smallwood Village Associates LP and Interstate General Company, LP dated September 5, 1995	Exhibit 10(d); Form 10-Q for the quarter ended September 30, 1995

	31	Store Lease between Interstate General Business Corporation and Smallwood Village Associates LP dated April 1, 1988	Exhibit 10(fff); 1991 Form 10-K

	32	Store Lease between Smallwood Village Associates LP and Interstate General Company, LP dated December 1, 1987	Exhibit 10(e); Form 10-Q for the quarter ended September 30, 1995

	33	Lease Amendment to Store Lease between Smallwood Village Associated LP and Interstate General Company, LP dated February 1, 1989	Exhibit 10(f); Form 10-Q for the quarter ended September 30, 1995

	34	Lease Amendment II to Store Lease between Smallwood Village Associates LP and Interstate General Company, LP dated December 1, 1992	Exhibit 10(g); Form 10-Q for the quarter ended September 30, 1995

	35	Lease Amendment III to Store Lease between Smallwood Village Associates LP and Interstate General Company, LP dated September 30, 1994	Exhibit 10(h); Form 10-Q for the quarter ended September 30, 1995

	36	Lease Amendment IV to Store Lease between Smallwood Village Associates LP and Interstate General Company, LP dated September 5, 1995	Exhibit 10(i); Form 10-Q for the quarter ended September 30, 1995

	37	Office Lease between Smallwood Village Associates LP and Interstate General Company, LP for Smallwood Village Center dated August 25, 1995	Exhibit 10(a); Form 10-Q for the quarter ended September 30, 1995

	38	Amendment to Office Lease between Smallwood Village Associates LP and Interstate General Company, LP for Smallwood Village Center dated September 5, 1995	Exhibit 10(b); Form 10-Q for the quarter ended September 30, 1995

	39	Fourth Amendment to Interstate General Company, LP Retirement Plan dated July 1, 1992	Exhibit 10(yyyy); 1992 Form 10-K

	40	Fifth Amendment to Interstate General Company, LP Retirement Plan dated June 5, 1995	Exhibit 10(b); Form 10-Q for the quarter ended June 30, 1995

	41	Agreement Regarding Partnership Interest in Chastleton Apartment Associates dated January, 1987	Exhibit 10(nn); Form S-1

	42	Stockholders Agreement among Interstate General Company, LP, Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10(gg); Form S-1

	43	License Agreement among Interstate General Company, LP, Interstate General Business Corporation, and Interstate St. Charles, Inc. dated as of December 31, 1986	Exhibit 10(qq); Form S-1

	44	Amendment to License Agreement among Interstate General Company, LP, Interstate General Business Corporation and Interstate St. Charles, Inc. dated as of February 9, 1987	Exhibit 10(rr); Form S-1

	45	Unit holders Agreement among Interstate General Business Corporation, Interstate St. Charles, Inc., and Interstate Properties Trust dated as of February 9, 1987	Exhibit 10(rr); Form S-1

	46	Agreement dated March 15, 1990 among Interstate General Company, LP, Interstate Business Corporation, and Interstate General Properties Limited Partnership, S.E.	Exhibit 10(ddd); 1990 Form 10-K

	47	Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates as amended February 26, 1987	Exhibit 10(ee); Form S-1 Amendment Exhibit 10(ee); 1989 Form 10-K

	48	Amendment to February 26, 1987 Management Service Agreement between Interstate General Business Corporation and Chastleton Apartments Associates dated January 1, 1993	Exhibit 10(bbb); 1993 Form 10-K

	49	Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership as amended September 30, 1985 and as amended March 1, 1989	Exhibit 10(z); Form S-1 Amendment Exhibit 10(z); 1989 Form 10-K

	50	Amendment to Property Management Agreement between Interstate General Properties Limited Partnership, S.E. and G.L. Limited Partnership dated January 1, 1993	Exhibit 10(ddd); 1993 Form 10-K

	51	Warrant Agreement among HDA Management Corporation, Housing Development Associates, S.E. and Banco Popular De Puerto Rico as Warrant Agent dated December 15, 1993	Exhibit 10.3; Form S-4

	52	Limited Partnership Agreement of Equus Gaming Company, LP dated August 1, 1994	Exhibit 10(d); Form 10-Q for the quarter ended June 30, 1994

	53	First Amendment to the Limited Partnership Agreement of Equus Gaming Company, LP dated August 1, 1994	Exhibit 10(e); Form 10-Q for the quarter ended June 30, 1994

	54	Second Amendment to the Limited Partnership Agreement of Equus Gaming Company, LP dated August 1, 1994	Exhibit 10(f); Form 10-Q for the quarter ended June 30, 1994

	55	Third Amendment to the Limited Partnership Agreement of Equus Gaming Company, LP	Exhibit 3.4 to the Registration Statement on Form S-11 of Equus Gaming Company, LP, Registration No. 33-82750 (the "Equus S-11")

	56	Registration Rights Agreement with respect to the Warrants dated December 15, 1993, among HDAMC, HDA, Oppenheimer and Company, Inc. and The Argosy Securities Group, LP	Exhibit 10.4; Form S-4

	57	Amended and Restated Management Agreement dated December 15, 1993, between Interstate General Properties Limited Partnership, S.E. and HDA	Exhibit 10.6; Form S-4

	58	Master Support and Services Agreement dated December 9, 1994, between Interstate General Company, LP and Equus Gaming Company, LP	Exhibit 10.20; Equus Form S-11

	59	Consulting Agreement dated December 15, 1993, between El Comandante Operating Company and Interstate General Properties Limited Partnership, S.E.	Exhibit 10.21; Equus Form S-11

60

Amended and Restated Registration Rights Agreement with Respect to the Warrants dated December 12, 1994, among HDAMC, HDA, Oppenheimer and Company, Inc., the Argosy Securities Group, LP, and Equus Gaming Company, LP

Exhibit 10.29; Equus Form S-11

	61	Agreement of Purchase and Sale between Interstate General Company, LP and Interstate Business Corporation dated December 30, 1994 for the Partnership Interests in:	Exhibit 10(dddd); 1994 Form 10-K
New Forest Apartments General Partnership Headen House Associates LP Fox Chase Apartments General Partnership Palmer Apartments Associates Wakefield Terrace Associates Wakefield Third Age Associates

	62	Agreement of Purchase and Sale between Interstate Business Corporation and Interstate General Company, LP dated June 12, 1996 for the Partnership Interests in:	Exhibit 10(a); Form 10-Q for the quarter ended June 30, 1996
Wakefield Terrace Associates Wakefield Third Age Associates Palmer Apartments Associates Headen House Associates LP

	63	Employment Agreement between Interstate General Company, LP and Paul H. Dillon dated January 1, 2000	Exhibit 10(a); Form 10-Q for the quarter ended June 30, 2000

	64	Occupancy Agreement between Interstate General Company, LP, and Pace Carbon Fuels, L.L.C., parties to Sublease dated April 5, 2000	Exhibit 10(b); Form 10-Q for the quarter ended June 30, 2000

	65	Lease Agreement between Interstate General Company, LP and Smallwood Village Associates, LP dated October 24, 2000	Exhibit 10(a); Form 10-Q for the quarter ended September 30, 2000

	66	Brandywine Investment Associates, LP Financial Statements for the year ended December 31, 2000	Exhibit 99.15; Form 10-K for the year ended December 31, 2000

	67	Contract dated June 29, 2001 between Interstate General Company, LP and Interstate Business Corporation for the sale of Pomfret LLC	Exhibit 10(a); Form 10-QSB for the quarter ended June 30, 2001

	68	Addendum to Agreement dated August 2, 2001 between Interstate General Company, LP and Interstate Business Corporation for the sale of Pomfret LLC	Exhibit 10(b); Form 10-QSB for the quarter ended June 30, 2001

	69	Non-Recourse Assignment of Cash Flow Note dated as of June 6, 2001 by and between Interstate General Company and Interstate Business Corporation	Exhibit 10(c); Form 10-QSB for the quarter ended June 30, 2001

	70	Agreement of Purchase and Sale dated September 28, 2001, by and between Interstate General Company, LP, Interstate Business Corporation, and Wilson Securities	Exhibit 10; Form 10-QSB for the quarter ended September 30, 2001

	71	Brandywine Investment Associates, LP Financial Statements for the year ended December 31, 2001	Exhibit 99.15; Form 10-KSB for the year ended December 31, 2001

	72	Amendment to Demand Note between Brandywine Investment Associates, LP and St. Charles Associates, LP dated August 1, 2001	Exhibit 10; Form 10-KSB for the year ended December 31, 2001

	73	Amendment #1 to Employment Agreement between Interstate General Company, LP and Paul H. Dillon dated January 1, 2001	Exhibit 10(a); Form 10-KSB for the year ended December 31, 2001

	74	Amendment #2 to Employment Agreement between Interstate General Company, LP and Paul H. Dillon dated January 1, 2002	Exhibit 10(b); Form 10-KSB for the year ended December 31, 2001

	75	Working Capital Support Agreement between Interstate General Company, LP and Interstate Business Corporation dated December 3, 2001	Exhibit 10(c); Form 10-KSB for the year ended December 31, 2001

	76	Amendment #1 to Working Capital Support Agreement between Interstate General Company, LP and Interstate Business Corporation dated March 25, 2002	Exhibit 10(d); form 10-KSB for the year ended December 31, 2001

	77	Loan Modification Agreement by and among IGC (Borrower), St. Charles Operating Company, LLC (SCO) (Grantor), and IBC and New South Federal Savings Bank dated July 25, 2002	Exhibit 10(a); Form 10-QSB for the quarter ended September 30, 2002

	78	Guaranty Agreement by SCO in favor of New South Federal Savings Bank (Lender) dated July 25, 2002	Exhibit 10(b); Form 10-QSB for the quarter ended September 30, 2002

	79	Guaranty Agreement by IBC in favor of New South Federal Savings Bank (Lender) dated July 25, 2002	Exhibit 10(c); Form 10-QSB for the quarter ended September 30, 2002

	80	Credit Agreement between Brandywine Investment Associates, LP and TJJ Corporation dated September 12, 2002	Exhibit 10(d); Form 10-QSB for the quarter ended September 30, 2002

	81	Guaranty by IGC in favor of and for the benefit of TJJ Corporation dated September 12, 2002	Exhibit 10(e); Form 10-QSB for the quarter ended September 30, 2002

	82	Guaranty by IBC in favor of and for the benefit of TJJ Corporation dated September 12, 2002	Exhibit 10(f); Form 10-QSB for the quarter ended September 30, 2002

	83	Amended and Restated Working Capital Agreement between IGC and IBC dated September 1, 2002	Exhibit 10(a); Form 10-KSB for the period ended December 30, 2002

	84	IGC Directors' Unit Incentive Plan dated January 1, 2002	Exhibit 10(b); form 10-KSB for the period ended December 30, 2002

	85	Amendment No. 3 of Employment Agreement between IGC and Paul Dillon dated January 1, 2003	Exhibit 10(c); Form 10-KSB for the period ended December 30, 2002

	86	Employment Agreement between IGC and Mark Augenblick, effective March 23, 2002	Exhibit 10(d); Form 10-KSB for the period ended December 30, 2002

	87	Employment Agreement between IGC and James J. Wilson, effective January 1, 2002	Exhibit 10(e); Form 10-KSB for the period ended December 30, 2002

	88	Amendment II to Lease Agreement between IGC and Smallwood Village Associates LP, dated February 25, 2003	Exhibit 10(f); Form 10-KSB for the period ended December 30, 2002

	89	Engagement letter between Interstate Waste Technologies, Inc. and Morgan Joseph & Company, Inc., dated May 1, 2003	Exhibit 10; Form 10-QSB for the quarter ended March 30, 2003

90

Third Modification Agreement by and between Interstate General Company, LP, Brandywine Investment Associates, LP, Interstate Business Corporation, James J. Wilson, Barbara Wilson and Mercantile Mortgage Corporation, dated December 19, 2003

Exhibit 10(a); Form 10-KSB for the year ended December 31, 2003; filed herewith

	91	Promissory Note by Interstate General Company, LP to Mercantile Mortgage Corporation, dated December 19, 2003	Exhibit 10(b); Form 10-KSB for the year ended December 31, 2003; filed herewith

	92	Third Modification to Promissory Note by Interstate General Company, LP to Mercantile Mortgage Corporation, dated December 19, 2003	Exhibit 10(c); Form 10-KSB for the year ended December 31, 2003; filed herewith

	93	Corporate Guaranty Agreement by Interstate Business Corporation for the benefit of Mercantile Mortgage Corporation, dated December 19, 2003	Exhibit 10(d); Form 10-KSB for the year ended December 31, 2003; filed herewith

	94	Personal Guaranty Agreement by and between James J. Wilson and Barbara Wilson, individually and collectively and Mercantile Mortgage Corporation, dated December 19, 2003	Exhibit 10(e); Form 10-KSB for the year ended December 31, 2003; filed herewith

95

First Modification to Indemnity Deed of Trust and Security Agreement by Brandywine Investment Associates, LP to certain trustees for the benefit of Mercantile Mortgage Corporation, dated December 19, 2003

Exhibit 10(f); Form 10-KSB for the year ended December 31, 2003; filed herewith

96

Third Amended and Restated Indemnification Agreement by and between Interstate General Company, LP, Brandywine Investment Associates, LP, Interstate Business Corporation, Barbara Wilson and James J. Wilson, dated December 19, 2003

Exhibit 10(g); Form 10-KSB for the year ended December 31, 2003; filed herewith

	97	Loan Modification Agreement by and among Interstate General Company, LP, St. Charles Operating Company, LLC, Interstate Business Corporation and New South Federal Savings Bank, dated December 1, 2003	Exhibit 10(h); Form 10-KSB for the year ended December 31, 2003; filed herewith

	98	Amended And Restated Note Between Brandywine Investment Associates, L.P. And St. Charles Associates, Limited Partnership	Exhibit 10(i); Form 10-KSB for the year ended December 31, 2003; filed herewith

	99	Interstate General Company, LP; Code of Ethics	Exhibit 10(i); Form 10-KSB for the year ended December 31, 2003; filed herewith

Certifications

	1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer	Exhibit 99(a); Form 10-QSB for the quarter ended June 30, 2003

	2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Financial Officer	Exhibit 99(b); Form 10-QSB for the quarter ended June 30, 2003

	3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	Exhibit 31.1; Form 10-QSB for the quarter ended September 30, 2003

	4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Controller	Exhibit 31.2; Form 10-QSB for the quarter ended September 30, 2003

	5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer	Exhibit 32.1; Form 10-QSB for the quarter ended September 30, 2003

	6	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Controller	Exhibit 32.2; Form 10-QSB for the quarter ended September 30, 2003

	7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer	Exhibit 31.1; Form 10-KSB for the year ended December 31, 2003; filed herewith

	8	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002 - Controller	Exhibit 31.2; Form 10-KSB for the year ended December 31, 2003; filed herewith

	9	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer	Exhibit 32.1; Form 10-KSB for the year ended December 31, 2003; filed herewith

	10	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Controller	Exhibit 32.2; Form 10-KSB for the year ended December 31, 2003; filed herewith
4.	Reports on Form 8-K

Exhibits required by Securities and Exchange Commission, Section 601 of Regulation S-K.
	Description of Filing	Reference

1	Form 8-K; to report change in Registrant's Certifying Accountant	Filed July 11, 2002

2	Form 8-K/A; amendment to July 11, 2002 Form 8-K	Filed July 31, 2002

3	Form 8-K; Items 5 and 7; resignation of Paul Dillon, CFO	Filed July 22, 2003

4	Form 8-K; Items 7 and 12; earnings release for the quarter ended June 30, 2003	Filed August 13, 2003

5	Form 8-K; Items 7 and 12; earnings release for the quarter ended September 30, 2003	Filed November 14, 2003

6	Form 8-K; Items 6 and 7; resignation of James R. Treptow, IGMC Director	Filed January 15, 2004

7	Form 8-K; Item 7; Letter to IGC Unit holders	Filed January 20, 2004

8	Form 8-K; announcing delay of issuance of IRS Schedule K-1s to IGC unit holders for year ended December 31, 2003	Filed March 15, 2004

9	Form 8-K; Item 12; earnings release for the year ended December 31, 2003	Filed herewith
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003 and 2002, we were billed approximately $76,000 and $77,000, respectively, for professional services rendered for the audit and review of our financial statements. These fees were rendered by our principal accountants in connection with the Securities and Exchange Commission required filing of periodic and other reports. These fees include services rendered by the principal accountant in connection with the Company's Audit Committee.

Tax Fees

For the Company's fiscal year ended December 31, 2003 and 2002, we were billed approximately $56,000 and $96,000, respectively, for professional services rendered in connection with tax return preparation, review, support schedules and filing as required by statutory and regulatory agencies. These fees include matters involving tax compliance, advice, and planning for those years. The Company has a separate tax accountant and a third party who prepares its Schedule K-1s for its unit holders.

All Other Fees

For the Company's fiscal year ended December 31, 2003 and 2002, we were billed approximately $8,000 and $2,000, respectively, for other services provided by our principal accountant. The services include specific research on waste project entity structuring, consultation on land contributions into a partnership, consultation on structuring debt in relation to partnership agreement, specific accounting research on financial statement treatment of costs, specific accounting research on capitalization of land cost, review of the Company's whistle-blower procedures, and a review of investor budgeting formats.

Audit Committee

The Company's audit committee is responsible for engaging the principal accountant. The audit committee reviews, approves, and signs the annual engagement letter for the professional services to be rendered by the principal accountant in connection the Securities and Exchange Commission required filings. The audit committee holds quarterly conference call meetings with the principal accountants to review the financial statements and discuss other matters as required or needed.

The Company's management is responsible for engaging the tax accountant and related service providers.

The Company's management may engage the principal and tax accountants for other services needed throughout the year and seeks the audit committee approval when necessary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.
INTERSTATE GENERAL COMPANY, LP

	By:	Interstate General Management Corporation
Managing General Partner

Dated: March 30, 2004	By:	/s/ James J. Wilson
Chairman, Chief Executive Officer, and Director

Dated: March 30, 2004	By:	/s/ Mark Augenblick
Vice Chairman, President, and Director

Dated: March 30, 2004	By:	/s/ Sheri Raleigh
Assistant Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James J. Wilson	Chairman, Chief Executive Officer, and Director	Dated: March 30, 2004

/s/ Mark Augenblick	President, Vice Chairman, and Director	Dated: March 30, 2004

/s/ Sheri Raleigh	Assistant Vice President and Controller	Dated: March 30, 2004

/s/ Ernst Ringle	Director	Dated: March 30, 2004

/s/ John H. Gibbons	Director	Dated: March 30, 2004