Form 10QSB
period 2004-03-31
INTERSTATE GENERAL CO L P
filed 2004-05-14
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Gaming Company, LP
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
LDA	Land Development Associates, SE
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenues
Land sales	$ 550	$ 350
Interest and other income	-	9
Total revenues	550	359

Expenses
Cost of land sales	131	372
General and administrative	364	547
Wetland remediation penalties and interest	180	-
Interest expense	117	172
Waste project marketing and development	77	125
Depreciation and amortization	17	17
Total expenses	886	1,233

Loss Before Minority Interest	(336)	(874)
Minority Interest Expense	(1)	(1)
Net loss	$ (337)	$ (875)

Net Loss
General Partners	$ (3)	$ (9)
Limited Partners	(334)	(866)
	$ (337)	$ (875)

Weighted Average Limited Partner Units Outstanding	2,104	2,097

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.16)	$ (0.41)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

ASSETS
March 31, 2004
Cash and Cash Equivalents
Unrestricted	$ 1
Restricted	205
206
Assets Related to Waste Recycling Projects
Deferred costs	5,866
Property, plant and equipment less accumulated depreciation of $233	160
Other assets	2
6,028
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	8,173
Brandywine, Maryland	13,643
Accounts receivable and other assets	409
22,225
Receivables & Other Assets
Receivables	4
Receivables - IBC	14
Other assets - deposits and prepaids	262
Property, plant, and equipment, less accumulated depreciation of $139	15
295

Total Assets	$ 28,754

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL
March 31, 2004
Liabilities Related to Waste Recycling Projects
Accounts payable and accrued liabilities	$ 936
Mortgages	163
1,099
Liabilities Related to Land Development
Development loans and advances	9,692
Wetlands remediation and road reimbursement agreement accrual	492
Wetland remediation penalties and interest accrual	180
Deposit on lot sale contract	250
Accounts payable and accrued liabilities	899
11,513
Liabilities Related to Discontinued Operations
Accounts payable	10
Reserve for completing discontinued operations	43
53
Other Liabilities
Accounts payable and accrued liabilities	1,044
Loan payable - IBC	1,607
Due to managing general partner - IGMC	78
Lines of Credit	7,615
10,344

Total Liabilities	23,009

Partners' Capital
General partners' capital	3,949
Limited partners' capital - 2,104 units issued and outstanding as of March 31, 2004	1,796
Total partners' capital	5,745

Total Liabilities and Partners' Capital	$ 28,754

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	For the Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities
Net loss	$ (337)	$ (875)

Adjustments to reconcile net loss to net cash used by operating activities:

Decrease (increase) in operating assets:
Land and development costs (1)	(251)	(436)
Deferred waste project costs	(150)	(250)
Changes in restricted cash	(58)	(47)
Receivables and other assets	73	450

(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses, notes payable and
other liabilities (2)	54	567
Net cash used in operating activities	(669)	(591)

Cash Flows from Financing Activities
Cash proceeds from debt financing	385	573
Payment of debt	(352)	(458)
Proceeds net of repayments of debt to IBC	517	85
Net cash provided by financing activities	550	200

Net (Decrease) Increase in Cash and Cash Equivalents	(119)	(391)
Cash and Cash Equivalents, Beginning of Quarter	120	395
Cash and Cash Equivalents, End of Quarter	$ 1	$ 4

Notes:

(1) For the three months ended March 31, 2004 and 2003, land and development costs do not include a $150,000 charge for the road reimbursement agreement related to the Company's Towne Center South Property, nor the balance of approximately $342,000 related to the original $1.5 million charge for the wetlands remediation referenced in Note 5, Wetland Remediation, as both are non-cash items.

(2) Included in accrued expenses for the three months ended March 31, 2004 is approximately $180,000 in estimated penalties and fines related to the wetlands remediation referenced in Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

All capitalized costs are evaluated for impairment at each reporting period. If the Company no longer believes the prospects of developing a project are probable, the capitalized costs related to that project are written off.

At March 31, 2004, approximately $5,866,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Recovery is dependent upon future revenues from the construction and operation of waste-recycling plants.

Accounting Policies

The accounting policies of the Company are the same as those described in the December 31, 2003 financial statements included in the Company's 2003 Form 10-KSB. Certain amounts and balances from 2003 have been reclassified to conform to the 2004 financial presentation.

The accompanying consolidated financial statements of the Company, its subsidiaries, and affiliated entities have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented informative and clear. These unaudited consolidated financial statements should be read, however, in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

In the opinion of the Company's management, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

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

The Company is engaged in discussions for the sale of all of its commercial acres both in St. Charles and Brandywine, Maryland.

IGC is seeking an equity investor in its Brandywine project to provide working capital and for other purposes. The Company has identified an interested party and negotiations are taking place. The Brandywine project continues to move through its development program of selling semi-developed lots to Washington Homes. Subsequent to the end of the quarter, Washington Homes purchased 133 townhome lots producing gross revenue of approximately $2.5 million. Proceeds after settlement fees and deposit application were used to repay a portion of the development loan. As of March 31, 2004, the assets had a cost basis of approximately $2 million. The Company also has a contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land. This sale is expected to occur in late 2004 and produce gross revenue of approximately $3.3 million. The assets had a cost basis of approximately $773,000 at March 31, 2004.

IGC has debt of approximately $7,415,000, secured by its Towne Center South property, as well as other commercial parcels in St. Charles, Maryland. It is the Company's plan to retire such debt through land sales. Earlier this year, the Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004, requiring the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which will reduce the principal amount due on the loan.

An event of default has occurred under this loan as the Company was unable to make the cash payment required by March 31, 2004. While the Company planned to retire $3.5 million of this debt with a new lender via bridge-loan financing, it was unsuccessful. The Company has submitted a new loan request to that same bank to refinance the entire debt (approximately $7.415 million) and awaits a response.

On March 30, 2004, the Company was successful in completing the sale of a one-acre parcel at Towne Center South for gross proceeds of $550,000. Approximately $350,000 of proceeds from this sale was used to curtail the existing mortgage.

Management continues to undertake the following steps to retire the above debt:

1)

The Company has had discussions with a potential buyer for its Towne Center South Lot 5. This property, consisting of approximately 30 acres, is scheduled to be developed into Towne Center South Apartments, a 404-unit luxury rental development for teachers, county employees and other professionals. The Company has applied to the County for the necessary approvals, which are expected by summer 2004.

Management has been told by an FHA loan processor that the per-unit value is at least $15,000 per unit for a total land value of approximately $6 million. The cost basis of Lot 5 at March 31, 2004 was approximately $2.7 million.

2)

The Company has been notified by the County and the State that an 8-acre parcel will be acquired as a park-and-ride facility. The State's engineers and appraisers are working on the offer to purchase the site. Management expects to sell the parcel for approximately $2,000,000, with closing anticipated in 2004.

The sale of the one-acre parcel and the above two sales will eliminate or substantially reduce the debt associated with Towne Center South.

IGC also has a debt of $200,000, maturing on November 1, 2004, on a 3/4-acre commercial parcel known as D-4, located in St. Charles, Maryland. The Company plans to develop the parcel as an apartment complex, or sell the lot before the loan is due.

Substantially all of the Company's land assets are encumbered by recourse debt.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part I, Item 3, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company executed a contract that covered most items required in the Consent Decree. The total contract amount is $1,237,000. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company has prepared the draft lot transfer agreement and awaits approval and execution. The Company has also entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. The work at Parcel L is under way and should be completed before the end of May 2004. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

IGC and IBC plan either to refinance or sell assets to fund remediation cost in excess of the $1 million Mercantile line.

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $180,000 as of March 31, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 6). The Company believes it has adequate reasons for an extension of time to complete the remediation work required. Further, the Company has discussed with the Government, relief from the imposition of fines. To date, no agreement has been reached. The estimated fines through May 31, 2004 are approximately $360,000.

In addition to the debt and remediation obligations described above, estimated operating expenses for the remaining nine months of 2004 will be approximately $2.8 million (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and a very limited number of other essential costs only. IGC is in arrears with most of its vendors, including service providers on whom the Company depends in order to continue its operations. Unless the Company is able to generate sufficient cash to bring its payables more current, service providers and other vendors may discontinue providing services and other products to the Company.

In December 2003, the Company decided not to expend material funds in pursuit of new waste projects until contracts have been signed on one or more pending projects. The Company continues to have discussions with investment banks to help it attract local investors for its Puerto Rico project. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

All waste-to-energy projects will be funded by project-specific financing.

(3)	INVESTMENT IN WASTE-RECYCLING PROJECTS

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

A description of the various IWT/CWT development activities follows:

Puerto Rico

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and own a Thermoselect facility to process waste from the metropolitan San Juan area. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community Agreement. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority to approve the project. On January 15, 2004, the Municipality of San Juan signed a Letter of Intent with the Company to become a project sponsor and to negotiate project sponsor and waste processing agreements. On March 8, 2004, the Puerto Rico Electric Power Authority confirmed that it would negotiate a power purchase agreement with CWT as required by the Public Utility Regulatory Policies Act. Caguas government officials and CWT's management are in talks with other municipalities, the Solid Waste Management Authority, the Puerto Rico Electric Power Authority, and other relevant government officials to advance the project.

As of December 31, 2003, only deferred costs related to the Puerto Rico project remain capitalized in accordance with the Company's capitalization policy on deferred waste-recycling project costs. Please refer to Note 1 to the financial statements.

Inactive Development Activities
1.	Virgin Islands

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT in late 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-recycling contract in the summer of 2001, subject to satisfactory agreement with the Territory's electric utility for the purchase of power and possibly water. The utility took the position that CWT must be certified as a "qualifying facility" under Virgin Islands law before further negotiations could take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. On September 23, 2003, the utility informed CWT that it was terminating contract negotiations and would issue an RFP for its power purchase requirements. In response, CWT informed the utility that it is required by law to purchase electricity from a "qualifying facility," and that it intended to pursue its legal remedies unless the utility complies. The utility and CWT have had several discussions and exchanged correspondence since the fall of 2003. No progress has been made. CWT has asked the Governor to intercede on behalf of the project. Concurrently, CWT has instructed its counsel to pursue its legal remedies against the utility. As of December 31, 2003, CWT determined that the asset was impaired, and that due to the contemplated litigation, a write-off of approximately $2,869,000 of deferred project costs was appropriate.
2.	Costa Rica

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities of Metropolitan San Jose, Costa Rica. The memorandum is based on a proposal for a 480,000-ton solid waste-recycling facility. A letter committing to purchase the export electricity was received from the government-owned electric utility.

The Company spent the next two years preparing feasibility and other required studies and meeting with responsible central and municipal government officials. It became increasingly clear that, despite a well publicized commitment to the environment and official documents signed in support of the project, the government lacks the institutional capacity and political will at this time to undertake the proposed project. At a Board meeting on December 18, 2003, the Company decided to suspend all activity in Costa Rica until and unless the government makes a clear, unequivocal decision to proceed to contracts. As of December 31, 2003, the Company decided that the asset had been impaired and wrote off deferred project costs of approximately $883,000.

Discontinued Development Activities
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

Deferral of New Project Development Activities

At a Board meeting on December 18, 2003, the Company decided not to expend any material funds in pursuing new waste projects until contracts have been signed on one or more pending projects. CWT has had discussions with investment banks to help it attract local stakeholders / investors. Preliminary discussions with investors have occurred, but no commitments have been received. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

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

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at March 31, 2004 and December 31, 2003:
Outstanding (in thousands)
	Maturity Dates	Interest Rates* From/To	March 31, 2004	December 31, 2003
Related to waste technology ventures:
Mortgage - Engineering Office	06/30/05	7.85%	$ 163	$ 165

Related to land development:
Development loans/advances - Brandywine Project	07/25/05	P+2%	$ 9,692	$ 9,307

General:
Line of credit - Towne Center South, Parcel K, L and F9, St. Charles	12/1/04	P+1% - Floor of 9.5%	$ 7,415	$ 7,765

Line of credit - Parcel D-4, St. Charles	11/1/04	8.5%	$ 200	$ 200

Related Entity (1)	12/31/05	P+1%	$ 1,607	$ 1,090
Total debt			$ 19,077	$ 18,527

*P = Prime lending interest rate
(1) = IBC note payable

As of March 31, 2004, the $163,000 of recourse debt related to the Company's engineering office building located in Malvern, Pennsylvania, had a book value of $160,000.

As of March 31, 2004, the $9,692,000 of recourse debt related to land development assets at the Company's Brandywine project is collateralized by land development assets with a book value of $14,958,000. The lender established specific criteria for sales under this loan relating to residential and commercial acres to which the borrower must comply by September 1, 2004.

As of March 31, 2004, the $7,415,000 line of credit is collateralized by land assets at the Company's Towne Center South property, as well as other commercial parcels in St. Charles, Maryland, with a book value of $8,381,000. An event of default has occurred on this line of credit as the March 31, 2004 principal reduction in the amount of $3.5 million has not been made.

As of March 31, 2004, the $200,000 line of credit is collateralized by land assets in St. Charles, Maryland with a book value of $135,000.

(5)	WETLAND REMEDIATION

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

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company has prepared a draft lot transfer agreement and awaits approval and execution. The Company has entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. The work at Parcel L is under way and should be completed by the end of May 2004. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

The remaining estimated cost for the remediation of $342,000 is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized in the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 82 acres plus of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. The Company intends to fund the remaining cost of remediation principally from land loan proceeds secured by its Brandywine Project. The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $180,000 as of March 31, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 6). The Company believes it has adequate reasons for an extension of time to complete the remediation work required. Further, the Company has discussed with the Government, relief from the imposition of fines. To date, no agreement has been reached. The estimated fines through May 31, 2004 are approximately $360,000.

(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
		(In thousands)
INCOME STATEMENT IMPACT		Three Months Ended
		March 31, 2004	March 31, 2003
Interest and Other Income
IBC, general partner of IGC	(A1)	$ -	$ 9
		$ -	$ 9
General and Administrative Expense
IBC, general partner of IGC for miscellaneous	(B6)	$ 1	$ 2
Smallwood Village Associates, LP ("SVA"), affiliate of IBC, for rent	(B1)	3	5
American Rental Management Company ("ARMC"), subsidiary
of ACPT for support and other services	(B2)	-	5
Equus, affiliate of IBC, consulting fee	(B3)	(44)	(44)
ARMC, subsidiary of ACPT, consulting fee	(B4)	(50)	(50)
		$ (90)	$ (82)
Interest Expense
IBC, general partner of IGC	(B5)	$ 17	$ -
		$ 17	$ -

BALANCE SHEET IMPACT:		Balance March 31, 2004	Balance December 31, 2003
Assets Related to Land Development
Land - Brandywine, Maryland; Guarantee Fees paid to
James J. Wilson and IBC	(B8)	$ 110	$ 110
		$ 110	$ 110
Other Assets
Receivables:
IBC, receivables, miscellaneous	(B6)	14	14
ARMC, receivables, miscellaneous	(B2)	1	1
		$ 15	$ 15
Other Liabilities
Advances, IBC, general partner of IGC	(B5)	$ 1,607	$ 1,090
Accounts payable to IBC for miscellaneous	(B6)	14	13
Accounts payable to SVA, or rent	(B1)	15	12
Advances, IGMC, IGC's managing general partner	(B7)	78	78
		$ 1,714	$ 1,193
(A)	Land Sales

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

Other transactions with related parties are as follows:
(1)

Beginning October 1, 2000 and as of March 31, 2004, IGC rents office space from Smallwood Village Associates, LP, an affiliate of IBC, at prevailing market rental rates. As an offset to this expense, IGC provided IBC with tax support services from August 2002 through August 2003. The payment for these services was used to reduce the Company's office rental expense due SVA.

(2)

During 2002 and ending approximately July 2003, ARMC, an affiliate of ACPT, provided IGC with miscellaneous land development, human resources, and other miscellaneous administrative support services. On occasion, ARMC provided photocopy, telephone, postage, and delivery services on a cost reimbursement basis.

On June 30, 2003, IBC agreed to advance, on IGC's behalf, approximately $171,000 due ARMC for these items and amounts due from IGC and its related entities to Interstate General Properties, a subsidiary of ACPT, for tax support service and costs associated with car leasing and retirement plan expenses.

In an effort to eliminate the need for office services in the future, IGC incurred costs during the third quarter 2003 relating to a change of address and phone number. The costs associated with these changes are being offset against future amounts billed by ARMC. As of March 31, 2004, IGC holds a credit balance of approximately $1,000.

(3)

James J. Wilson provides consulting services on a monthly basis to Equus Gaming Company, LP ("Equus"). The salary and benefits related to these services is allocated to Equus on a quarterly basis, based on the percentage of time Mr. Wilson spends on Equus matters.

As part of the Company's Working Capital Support agreement with IBC, any amounts due at the end of each quarter are used to reduce advances under the agreement. For the quarter ended March 31, 2004, Equus was charged approximately $44,000. All amounts for the quarter were credited to IBC and applied against the agreement.

(4)

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

(5)

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

(6)

During 2002, and continuing in 2003, IGC incurred shared expenses with IBC for office supplies and services. For the quarter ended March 31, 2004, IGC incurred approximately $1,000 of expenses. For the same period in 2003, the amount of expenses totaled approximately $2,000.

(7)

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

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of March 31, 2004, approximately $657,000 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.

(8)	SEGMENT INFORMATION

IGC's three reportable segments are waste-recycling project development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to Note 7 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the three months ended March 31, 2004 and 2003 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2004

Total revenues	(1)	1	-	550	-	550
Interest income	(1)	-	-	1	-	1
Interest expense	(1)	-	3	114	-	117
Depreciation and amortization	(1)	-	2	14	-	16
Net income (loss)	(1)	3	(130)	(207)		(337)

Total assets		(1,669)	(2,591)	58,600	(25,586)	28,754
Changes to long lived assets		-	150	251	-	401
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2003

Total revenues	(1)	1	-	359	-	359
Interest income	(1)	1	-	-	-	-
Interest expense	(1)	1	3	170	-	173
Depreciation and amortization	(1)	-	5	12	-	17
Net loss	(1)	(9)	(160)	(715)	-	(875)

Total assets		(1,661)	1,427	56,689	(25,134)	31,321
Changes to long lived assets		-	250	436	-	686

(1) Amounts reported for the discontinued segment are not included in the totals for these items.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Three Months Ended March 31, 2004 versus 2003

Land Development Operations

Land development sales revenue increased by approximately 57% to approximately $550,000 during the three months ended March 31, 2004, compared to revenue of $350,000 for the same period during 2003. The first quarter of 2004 reflects the sale of a one-acre parcel at Towne Center South in St. Charles, Maryland. Gross revenue from the sale was $550,000, and the sale produced a positive gross margin of approximately 77%.

The first quarter 2003 sales occurred at the Company's Brandywine project where all residential acres are under contract with Washington Homes, Inc. (WHI). There are two contracts in place for these sales. The first contract, dated September 10, 2001 ("Contract A"), is for the sale of 48 completed single-family lots, all which have been delivered, plus an option to purchase 11 additional lots, which WHI has exercised. The second contract, dated February 21, 2002 ("Contract B") is for the sale of the balance of the residential land, which will be sold on a semi-developed basis. The Company has reached agreement with WHI on an adjustment to the current contract price and lot yield. Management expects that a contract amendment will be signed the week of May 10, 2004.

The first quarter 2003 reflects the sale of seven single-family lots to WHI under Contract A. The sales produced negative gross margins which are a reflection of extended holding periods and larger than anticipated costs for delivering completed lots.

The Company is pursuing the sale of its commercial parcels located at Towne Center South in St. Charles, Maryland and at the Brandywine project.

Cost of Land Sales

Cost of land sales decreased approximately 65% to $131,000, compared to $372,000 for the same period in 2003. A majority of the costs in 2004 represent expenses relating to the sale of the one-acre parcel at Towne Center South, while the 2003 costs represent expenses relating to the development of the Company's Brandywine project, both referred to in the above sales discussion.

General and Administrative

General and administrative costs decreased approximately 33% to $364,000 from $547,000 during the three months ended March 31, 2004 and 2003, respectively. The decrease is largely attributable to Management's cost-cutting efforts for office and operating expenses. In addition, the Company has realized savings in the following expense categories: commercial insurance premiums, board of director fees, vehicle leasing expense, and salary / benefits cost. These financial statements do not include a large portion of expense related to the 2003 tax return preparation and schedules, as arrangements with third party consultants have not been made.

Wetland Remediation Penalties and Interest

Wetland remediation penalties and interest expense totaled approximately $180,000 during the three months ended March 31, 2004. The Company was unable to complete the wetland remediation work by January 2, 2004, which is required under the 1999 Consent Decree (refer to Part II, Item 1, Legal Proceedings).

Waste Project Marketing and Development

Waste project marketing and development decreased by approximately 38% to $77,000 compared to $125,000 for the same period in 2003. The decrease is a reflection of the Company's Board of Directors' decision to defer any new project pursuits and not to expend any material funds.

Liquidity and Capital Resources

Unrestricted Cash and Cash equivalents were $1,000 and $120,000, at March 31, 2004 and December 31, 2003, respectively.

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

The Company is engaged in discussions for the sale of all of its commercial acres both in St. Charles and Brandywine, Maryland.

IGC is seeking an equity investor in its Brandywine project to provide working capital and for other purposes. The Company has identified an interested party and negotiations are taking place. The Brandywine project continues to move through its development program of selling semi-developed lots to Washington Homes. Subsequent to the end of the quarter, Washington Homes purchased 133 townhome lots producing gross revenue of approximately $2.5 million. Proceeds after settlement fees and deposit application were used to repay a portion of the development loan. As of March 31, 2004, the assets had a cost basis of approximately $2 million. The Company also has a contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land. This sale is expected to occur in late 2004 and produce gross revenue of approximately $3.3 million. The assets had a cost basis of approximately $773,000 at March 31, 2004.

IGC has debt of approximately $7,415,000, secured by its Towne Center South property, as well as other commercial parcels in St. Charles, Maryland. It is the Company's plan to retire such debt through land sales. Earlier this year, the Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004, requiring the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which will reduce the principal amount due on the loan.

An event of default has occurred under this loan as the Company was unable to make the cash payment required by March 31, 2004. While the Company planned to retire $3.5 million of this debt with a new lender via bridge-loan financing, it was unsuccessful. The Company has submitted a new loan request to that same bank to refinance the entire debt (approximately $7.415 million) and awaits a response.

On March 30, 2004, the Company was successful in completing the sale of a one-acre parcel at Towne Center South for gross proceeds of $550,000. Approximately $350,000 of proceeds from this sale was used to curtail the existing mortgage.

Management continues to undertake the following steps to retire the above debt:

1)

The Company has had discussions with a potential buyer for its Towne Center South Lot 5. This property, consisting of approximately 30 acres, is scheduled to be developed into Towne Center South Apartments, a 404-unit luxury rental development for teachers, county employees and other professionals. The Company has applied to the County for the necessary approvals, which are expected by summer 2004.

Management has been told by an FHA loan processor that the per-unit value is at least $15,000 per unit for a total land value of approximately $6 million. The cost basis of Lot 5 at March 31, 2004 was approximately $2.7 million.

2)

The Company has been notified by the County and the State that an 8-acre parcel will be acquired as a park-and-ride facility. The State's engineers and appraisers are working on the offer to purchase the site. Management expects to sell the parcel for approximately $2,000,000, with closing anticipated in 2004.

The sale of the one-acre parcel and the above two sales will eliminate or substantially reduce the debt associated with Towne Center South.

IGC also has a debt of $200,000, maturing on November 1, 2004, on a 3/4-acre commercial parcel known as D-4, located in St. Charles, Maryland. The Company plans to develop the parcel as an apartment complex, or sell the lot before the loan is due.

Substantially all of the Company's land assets are encumbered by recourse debt.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part I, Item 3, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company executed a contract that covered most items required in the Consent Decree. The total contract amount is $1,237,000. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company has prepared the draft lot transfer agreement and awaits approval and execution. The Company has also entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. The work at Parcel L is under way and should be completed before the end of May 2004. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

IGC and IBC plan either to refinance or sell assets to fund remediation cost in excess of the $1 million Mercantile line.

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $180,000 as of March 31, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 6). The Company believes it has adequate reasons for an extension of time to complete the remediation work required. Further, the Company has discussed with the Government, relief from the imposition of fines. To date, no agreement has been reached. The estimated fines through May 31, 2004 are approximately $360,000.

In addition to the debt and remediation obligations described above, estimated operating expenses for the remaining nine months of 2004 will be approximately $2.8 million (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and a very limited number of other essential costs only. IGC is in arrears with most of its vendors, including service providers on whom the Company depends in order to continue its operations. Unless the Company is able to generate sufficient cash to bring its payables more current, service providers and other vendors may discontinue providing services and other products to the Company.

In December 2003, the Company decided not to expend material funds in pursuit of new waste projects until contracts have been signed on one or more pending projects. The Company continues to have discussions with investment banks to help it attract local investors for its Puerto Rico project. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

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

At March 31, 2004, approximately $5,866,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Recovery is dependent upon future revenues from the construction and operation of waste-recycling plants.

Debt Summary

As of March 31, 2004, assets with a book value of approximately $23,634,000 were encumbered by approximately $19,077,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	3/31/04

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/04	$ 7,415

Washington Savings Bank - Letter of Credit and Development	(b)	200	8.5%	11/1/04	200

Mercantile Mortgage Corporation - Development Loans / Advances(1)	(c)	19,690	P+2%	7/25/05	9,692

M & T Bank - Engineering Office Mortgage	(d)	227	7.85%	6/30/05	163

IBC - Working Capital Support Agreement	(e)	-	P+1%	12/31/05	1,607

		$ 27,882			$ 19,077

* P = Prime lending interest rate
(1) = Includes a letter of credit facility up to $4,500,000. The balance outstanding at 3/31/04 is approximately $2,000,000.
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

An event of default has occurred on this line of credit as the March 31, 2004 principal reduction in the amount of $3.5 million has not been made.

(b)

This loan provides operating cash and preliminary development funds. Monthly interest payments are required at 8.5%. The loan is secured by a first deed of trust on a 3/4-acre parcel located in St. Charles, Maryland. The loan is guaranteed by IBC and Wilson Securities, an IBC affiliate that is a pledgor of IGC Class A units.

(c)

The Company has three development loans for its land development activities in Brandywine, Maryland. As of March 31, 2004, there is $2,978,404 outstanding for development costs and improvements made to infrastructure, single-family, and townhome sections. Principal curtailments are due under these lines as sales occur.

During 2003, the development loan was amended in both July and December. Under the July modification, $2,000,000 was added to the infrastructure budget for development costs and improvements at the project. Under the December modification, a development advance line was established, and the infrastructure budget increased by an additional $250,000. The development advance line provides for a maximum of $7,600,000 in borrowings. The development advance line was established to do the following: Retire $4.8 million due to TJJ Corporation ("TJJ"), provide $2,000,000 in development funds for the Brandywine Partnership to repay a portion of the demand note between the Company and the Partnership, and to repay inter-company loans, and to establish an $800,000 interest reserve on the loan. The interest reserve will provide for the payments of monthly interest through the term of the loan on projected sales. The lender also established specific criteria for sales under this loan, relating to the residential and commercial acres, to which the borrower must comply by September 1, 2004. As of March 31, 2004 there is $6,714,057 outstanding on the development advance line.

This development loan includes a letter of credit facility with maximum borrowings of $4.5 million. As of March 31, 2004, the lender has provided letters of credit totaling approximately $2 million. All letters of credit issued are guaranteed by the borrower and James J. Wilson, personally.

The original development loans were executed in July 1999, naming the Company as the borrower and the Brandywine Partnership as guarantor. When the loan was established, the Lender recorded an Indemnity Deed of Trust whereby, the Brandywine Partnership is the Grantor and guarantees all amounts owed by the borrower. The Brandywine Partnership also signed a promissory note with IGC to repay any amounts due under the development loan. This debt is recorded on the financial statements of the Brandywine Partnership and, for consolidated presentation, also included in these financial statements. The loans are secured by a first deed of trust on the property. In addition, there are two other guarantors on the loan, Interstate Business Corporation ("IBC"), IGC's general partner, and IGC Chairman James J. Wilson and his wife, Barbara Wilson.

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

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the Contractor in August 2003. An additional $700,000 was paid against the base contract on December 15, 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments. As of this filing, the Company has prepared a draft lot transfer agreement and awaits final approval and execution. The Company has entered into a contract with the same contractor for the restoration work on Parcel L. The base amount of the contract for Parcel L is $123,000. The work at Parcel L is under way and should be completed before the end of May 2004. It is estimated that the combined cost of remediation work at Towne Center South and Parcel L will be approximately $1.5 million. The final cost of remediation could be more or less, depending upon the cost of planting vegetation, engineering and legal fees.

The remaining estimated cost for the remediation of $342,000 is included in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. The cost of the remediation has been capitalized in the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 82 acres plus of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. The Company intends to fund the remaining cost of remediation principally from land loan proceeds secured by its Brandywine Project. The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $180,000 as of March 31, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 6). The Company believes it has adequate reasons for an extension of time to complete the remediation work required. Further, the Company has discussed with the Government, relief from the imposition of fines. To date, no agreement has been reached. The estimated fines through May 31, 2004 are approximately $360,000.

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

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6(a).	EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Controller

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Controller

ITEM 6(b).	REPORTS ON FORM 8-K

99.1	Form 8-K dated May 14, 2004; Items 7 and 12

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: May 14, 2004	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: May 14, 2004	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: May 14, 2004	By: /s/ Sheri Raleigh
Sheri Raleigh Assistant Vice President and Controller