Form 10QSB
period 2004-06-30
INTERSTATE GENERAL CO L P
filed 2004-08-13
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

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

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Gaming Company, LP
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
LDA	Land Development Associates, SE
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP
TCS	Towne Center South

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Revenues
Land sales	$ 3,036	$ 2,652
Interest and other income	-	15
Total revenues	3,036	2,667

Expenses
Cost of land sales	2,022	2,129
General and administrative	810	1,095
Wetland remediation fines, penalties and interest	453	-
Wetland conservation deeds and estimated planting costs	121	-
Interest expense	238	356
Waste project marketing and development	32	211
Depreciation and amortization	32	34
Total expenses	3,708	3,825

Loss Before Minority Interest	(672)	(1,158)
Minority Interest	(8)	(6)
Net loss	$ (680)	$ (1,164)

Net Loss
General Partners	$ (7)	$ (12)
Limited Partners	(673)	(1,152)
	$ (680)	$ (1,164)

Weighted Average Limited Partner Units Outstanding	2,104	2,099

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.32)	$ (0.55)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Three Months Ended June 30,
	2004	2003
Revenues
Land sales	$ 2,486	$ 2,302
Interest and other income	-	6
Total revenues	2,486	2,308

Expenses
Cost of land sales	1,891	1,757
General and administrative	446	548
Wetlands remediation fines, penalties, and interest	273	-
Wetlands conservation deeds and estimated planting costs	121	-
Interest expense	121	184
Waste project marketing and development	(45)	86
Depreciation and amortization	15	17
Total expenses	2,822	2,592

Loss Before Minority Interest	(336)	(284)
Minority Interest	(7)	(5)
Net loss	$ (343)	$ (289)

Net Loss
General Partners	$ (4)	$ (3)
Limited Partners	(339)	(286)
	$ (343)	$ (289)

Weighted Average Limited Partner Units Outstanding	2,104	2,100

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.16)	$ (0.14)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

ASSETS
June 30, 2004
Cash and Cash Equivalents
Unrestricted	$ 21
Restricted	114
135
Assets Related to Waste Recycling Projects
Deferred costs	6,072
Property, plant and equipment less accumulated depreciation of $235	158
Other assets	8
6,238
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	8,291
Brandywine, Maryland	12,243
Accounts receivable and other assets	355
20,889
Receivables & Other Assets
Receivables	5
Other assets - deposits and prepaids	228
Property, plant, and equipment, less accumulated depreciation of $141	16
249

Total Assets	$ 27,511

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL

June 30, 2004
Liabilities Related to Waste Recycling Projects
Accounts payable and accrued liabilities	$ 914
Mortgages	160
1,074
Liabilities Related to Land Development
Development loans and advances	7,792
Wetlands remediation accrual	8
Wetlands remediation fines, penalties, and interest accrual	453
Wetlands conservation deeds and estimated planting costs	121
Road reimbursement accrual	150
Deposit on lot sale contract	125
Accounts payable and accrued liabilities	1,197
9,846
Liabilities Related to Discontinued Operations
Accounts payable	9
Reserve for completing discontinued operations	44
53
Other Liabilities
Accounts payable and accrued liabilities	1,120
Loan payable - IBC	2,324
Due to managing general partner - IGMC	77
Lines of Credit	7,615
11,136

Total Liabilities	22,109

Partners' Capital
General partners' capital	3,945
Limited partners' capital - 2,104 units issued and outstanding as of June 30, 2004	1,457
Total partners' capital	5,402

Total Liabilities and Partners' Capital	$ 27,511

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	For the Six Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities
Net loss	$ (680)	$ (1,164)

Adjustments to reconcile net loss to net cash used by operating activities:

Decrease (increase) in operating assets:
Land and development costs (1)	873	376
Deferred waste project costs	(356)	(492)
Changes in restricted cash	33	(48)
Receivables and other assets	170	948

(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses, notes payable
and other liabilities (2)	622	889
Deposit on land sales contract	(125)	(250)
Net cash provided by (used in) operating activities	1,217	1,423

Cash Flows from Financing Activities
Proceeds from debt financing	805	1,482
Payment of debt	(2,675)	(2,481)
Proceeds net of repayment of debt to IBC	1,234	425
Net cash provided by (used in) financing activities	(636)	(574)

Net Decrease in Cash and Cash Equivalents	(99)	(315)
Cash and Cash Equivalents, Beginning of Period	120	395
Cash and Cash Equivalents, End of Period	$ 21	$ 80

Notes:

(1) For the six-month period ending June 30, 2004 and 2003, land and development costs do not include a $150,000 charge under the road reimbursement agreement related to the Company's Towne Center South Property, nor the balance of approximately $8,000 related to the original $1.5 million charge for the wetlands remediation work referenced in Note 5, Wetland Remediation, as they are both non-cash items.

(2) Included in the accrued expenses for the six months ended June 30, 2004 is approximately $453,000 in estimated wetlands fines / penalties, and $121,000 in fees related to the wetlands conservation deeds and future plantings referenced in Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

At June 30, 2004, approximately $6,072,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Recovery is dependent upon future revenues from the construction and operation of waste-recycling plants.

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

In the opinion of the Company's management, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.

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

The Company has submitted a refinancing request to a new lender for its Brandywine project. The request is currently under review by the lender's internal committees. Management anticipates approval of its request shortly. This refinancing will pay off the existing debt of approximately $7.8 million due the current lender, provide the Company with approximately $2.8 million of working capital, and fund future project development and improvements.

The Brandywine project continues to move through its development program of selling semi-developed lots to Washington Homes, Inc. ("WH"). On May 7, 2004, WH purchased 133 platted, semi-developed townhome lots producing gross revenue of approximately $2.5 million. This land had a cost basis of approximately $2 million. Proceeds after settlement fees and deposit application were used to repay a portion of the existing development loan. The next sales under the contracts with WH are scheduled to occur late summer 2004 and in December 2004. The first sale anticipated involves 11 single-family lots for gross sales revenue of approximately $605,000. The second sale is expected to produce approximately $3.2 million in gross revenue. The Company also has a contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land. The Company and the purchaser are presently working to gain comprehensive design plan approval from the County government. Then a preliminary plan will be submitted for approval. This sale is contingent upon preliminary plan approval by the County, with settlement to occur 30 days after such approval. There have been delays by the County in the approval process. Once approved, the sale will produce gross revenue of approximately $3.3 million. This land had a cost basis of approximately $808,000 at June 30, 2004.

IGC has debt of approximately $7,415,000, secured by its Towne Center South property, as well as other commercial parcels in St. Charles, Maryland. Earlier this year, the Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004, also requiring the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which would reduce the principal amount due on the loan.

In late June 2004, the Company signed a term sheet with a new lender to refinance the outstanding debt. Closing is anticipated to occur by late August 2004. The new loan will provide an interest reserve to cover the monthly interest payments. It is the Company's plan to retire such debt through land sales.

An event of default has occurred under the above referenced loan on the Towne Center South properties as the Company was unable to make the cash payments required in March and June 2004, and has not made the July or August 1, 2004 interest payments of approximately $59,000 each. If the proposed refinancing closes, it will cure the outstanding event of default.

On March 30, 2004, the Company was successful in completing the sale of a one-acre parcel at Towne Center South for gross proceeds of $550,000. Approximately $350,000 from this sale was used to curtail the existing mortgage.

Management continues to undertake the following steps to retire the above debt:

1)

The Company has had discussions with a potential buyer for its Towne Center South Lot 5. This property, consisting of approximately 30 acres, is scheduled to be developed into Towne Center South Apartments, a 404-unit luxury rental development for teachers, county employees and other professionals. The buyer required that the project receive plan approval before further negotiations.

The Company has applied to the County for the necessary approvals, however, the review and approvals could take several months to complete.

Management has also been working with an FHA loan processor on the basis of a per-unit land value of approximately $20,000 for a total land value of approximately $8 million. The cost basis of Lot 5 at June 30, 2004 is approximately $2.8 million.

2)

The Company was notified by the County and the State in early 2004, that they intended to acquire an 8-acre parcel for a park-and-ride facility. It is estimated that the acquisition process will take at least a year to complete. Management expects to sell the parcel for approximately $1.5 million.

The two sales above will eliminate or substantially reduce the debt associated with Towne Center South.

IGC also has a debt of $200,000, maturing on November 1, 2004, on a 3/4-acre commercial parcel known as D-4, located in St. Charles, Maryland. The Company plans to develop and refinance the parcel as an apartment complex, or sell the lot before the loan is due.

Substantially all of the Company's land assets are encumbered by recourse debt.

On March 31, 2003, the Company entered into a road reimbursement agreement with Natick Fifth Realty Corporation ("Natick") that provides for the payment of $150,000 to Natick once the Company substantially develops a certain 10-acre tract of land at Towne Center South. The basis for the agreement was a Construction Operation Reciprocal Easement Agreement ("COREA"), dated June 1993, by and between Natick and the Company. The COREA was executed when the current BJ's Wholesale Club ("BJ's") was built. Natick constructed the BJ's access road known as St. Nicholas Drive for common use by both BJ's and its customers, and for the Company's future use when it develops the 10 acres known as lots 6, 7, and 8 at Towne Center South.

The cost of the reimbursement was capitalized to the cost basis of lots 6 through 8 at Towne Center South as it relates and is integral to the development of those parcels. The $150,000 accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7).

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. To date the contractor has been paid $700,000 in cash against the base contract and $65,000 for time and material billings. The contractor is due approximately $70,000 in additional cash for other time and material billings, plus the land transfer. The Company and the contractor executed the land transfer documents during the second quarter of 2004, and the documents have been recorded in the County land records. The transaction will be completed when the parcel is released as part of the current mortgage refinancing. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments.

In March 2004, the Company also entered into a contract with the same contractor for the remediation work on Parcel L. The base contract amount for Parcel L is $123,000. As of this filing, the contractor has been paid in full for the Parcel L contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres plus of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of June 30, 2004, $8,000 remains of the original cost estimate and is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. In addition to the above costs, the Company has expensed $121,000 in additional costs relating to the remediation efforts. This amount includes $66,000, which will be placed in escrow, for future site plantings at TCS and Parcel L and $55,000 for cost related to the conservation deeds, both of which are required under the Consent Decree (see the discussion under Note 5, page 17). The combined amount is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $453,000 as of June 30, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed relief, with the Government, from the imposition of fines. To date, no agreement has been reached. The remediation work, with the exception of some planting and seeding that can only take place next spring, was certified complete by the Company's engineers on July 9, 2004. The Government has not yet accepted the remediation work.

In addition to the debt and remediation obligations described above, estimated operating expenses for the remaining six months of 2004 will be approximately $1.5 million (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and a very limited number of other essential costs only. IGC is in arrears with most of its vendors, including service providers on whom the Company depends in order to continue its operations. The Company expects to bring its payables more current out of the above described proposed refinancing of the Brandywine project.

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

IWT/CWT's business plan is to develop and own waste-recycling projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. IWT/CWT has the right to develop projects using the Thermoselect technology for selected projects worldwide. Typically, IWT/CWT and its alliance members offer to finance, build, own, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer, HDR, the contractor, H. B. Zachary, and the operator, a subsidiary of Veolia Environment, one of the world's most experienced waste plant operators. IWT has also signed an agreement with Thermoselect to be its non-exclusive sales and marketing representative for waste-recycling facilities in North America and the Caribbean using the Thermoselect technology.

A description of the various IWT/CWT development activities follows:

Puerto Rico

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and own a Thermoselect facility to process waste from the metropolitan San Juan area. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community Agreement. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority ("SWMA") to approve the project. On January 15, 2004, the Municipality of San Juan signed a Letter of Intent with the Company to become a project sponsor and to negotiate project sponsor and waste processing agreements. On March 8, 2004, the Puerto Rico Electric Power Authority ("PREPA") confirmed that it would negotiate a power purchase agreement with CWT as required by the Public Utility Regulatory Policies Act. On April 15, 2004, SWMA certified the project in writing. On May 7, 2004 CWT submitted a draft waste processing agreement to Caguas. Initial contract negotiations were held on August 3, 2004. On May 24, 2004, PREPA submitted a draft power purchase agreement to CWT. CWT has provided written comments. Contract negotiations were held on August 4-5, 2004. Caguas government officials and CWT's management are in talks with PREPA and other relevant government officials to advance the project.

As of December 31, 2003, only deferred costs related to the Puerto Rico project remain capitalized in accordance with the Company's capitalization policy on deferred waste-recycling project costs. Please refer to Note 1 to the financial statements.

Inactive Development Activities
1.	Virgin Islands

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT in late 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-recycling contract in the summer of 2001, subject to satisfactory agreement with the Territory's electric utility for the purchase of power and possibly water. The utility took the position that CWT must be formally certified as a "qualifying facility" under Virgin Islands law before further negotiations could take place. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. On September 23, 2003, the utility informed CWT that it was terminating contract negotiations and would issue an RFP for its power purchase requirements. In response, CWT informed the utility that it is required by law to purchase electricity from a "qualifying facility," and that it intended to pursue its legal remedies unless the utility complies. The utility and CWT have had several discussions and exchanged correspondence since the fall of 2003. No progress has been made. CWT has asked the Governor to intercede on behalf of the project. Concurrently, CWT instructed its counsel to pursue its legal remedies against the utility. CWT filed a complaint in Federal District Court in St. Thomas against the utility on July 26, 2004 alleging breach of contract, tort, and other claims. As of December 31, 2003, CWT determined that the asset was impaired, and that due to the contemplated litigation, a write-off of approximately $2,869,000 of deferred project costs was appropriate.
2.	Costa Rica

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities of Metropolitan San Jose, Costa Rica. The memorandum was based on a proposal for a 480,000-ton solid waste-recycling facility. A letter committing to purchase the export electricity was received from the government-owned electric utility.

The Company spent the next two years preparing feasibility and other required studies and meeting with responsible central and municipal government officials. It became increasingly clear that, despite a well publicized commitment to the environment and official documents signed in support of the project, the government lacks the institutional capacity and political will at this time to undertake the proposed project. At a Directors' meeting on December 18, 2003, the Company decided to suspend all activity in Costa Rica until and unless the government makes a clear, unequivocal decision to proceed to contracts. As of December 31, 2003, the Company decided that the asset had been impaired and wrote off deferred project costs of approximately $883,000.

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

Deferral of New Project Development Activities

At a Directors' meeting on December 18, 2003, the Company decided not to expend material funds in pursuing new waste projects until contracts have been signed on one or more pending projects. CWT has had discussions with investment banks to help it attract local stakeholders / investors in its Puerto Rico project. Preliminary discussions with investors have occurred, but no commitments have been received. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

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

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at June 30, 2004 and December 31, 2003:
Outstanding (in thousands)
	Maturity Dates	Interest Rates* From/To	June 30, 2004	December 31, 2003
Related to waste technology ventures:
Mortgage - Engineering Office	06/30/05	7.85%	$ 160	$ 165

Related to land development:
Development loans/advances - Brandywine Project	07/25/05	P+2%	$ 7,792	$ 9,307

General:
Line of credit - Towne Center South, Parcel K, L and F9, St. Charles	12/1/04	P+1% - Floor of 9.5%	$ 7,415	$ 7,765

Line of credit - Parcel D-4, St. Charles	11/1/04	8.5%	$ 200	$ 200

Related Entity (1)	12/31/05	P+1%	$ 2,324	$ 1,090
Total debt			$ 17,891	$ 18,527

*P = Prime lending interest rate
(1) = IBC note payable

As of June 30, 2004, the $160,000 of recourse debt related to the Company's engineering office building located in Malvern, Pennsylvania, had a book value of $158,000.

As of June 30, 2004, the $7,792,000 of recourse debt related to land development assets at the Company's Brandywine project is collateralized by land development assets with a book value of $13,360,000. The lender established specific criteria for sales under this loan relating to residential and commercial acres to which the borrower must comply by September 1, 2004. The Company met the residential land sale criteria by completing the sale of 133 platted townhome lots to WH during the second quarter of 2004. However, at this time, it is unlikely the commercial criteria will be met. The Company, through its Brandywine partnership, is in active negotiations with another lender to refinance its debt.

As of June 30, 2004, the $7,415,000 line of credit is collateralized by land assets at the Company's Towne Center South property, as well as other commercial parcels in St. Charles, Maryland, with a book value of $8,500,000. An event of default has occurred on this line of credit, as the required March 31 and June 30, 2004 principal reductions totaling $5 million have not been made, nor has the Company made monthly interest payments due on July and August 1, 2004. The Company is in the process of refinancing this debt and anticipates closing in late August 2004. If the proposed refinancing closes, it will cure the outstanding event of default.

As of June 30, 2004, the $200,000 line of credit is collateralized by land assets in St. Charles, Maryland with a book value of $135,000.

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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied the defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one 30-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company was obligated to complete the previously ordered restoration by January 2, 2004. The status of this obligation is addressed in the following paragraphs.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. To date the contractor has been paid $700,000 in cash against the base contract and $65,000 for time and material billings. The contractor is due approximately $70,000 in additional cash for other time and material billings, plus the land transfer. The Company and the contractor executed the land transfer documents during the second quarter of 2004, and the documents have been recorded in the County land records. The transaction will be completed when the parcel is released as part of the current mortgage refinancing. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments.

In March 2004, the Company also entered into a contract with the same contractor for the remediation work on Parcel L. The base contract amount for Parcel L is $123,000. As of this filing, the contractor has been paid in full for the Parcel L contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres plus of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of June 30, 2004, $8,000 remains of the original cost estimate and is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. In addition to the above costs, the Company has expensed $121,000 in additional costs relating to the remediation efforts. This amount includes $66,000, which will be placed in escrow, for future site plantings at TCS and Parcel L and $55,000 for cost related to the conservation deeds, both of which are required under the Consent Decree. The combined amount is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $453,000 as of June 30, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed relief, with the Government, from the imposition of fines. To date, no agreement has been reached. The remediation work, with the exception of some planting and seeding that can only take place next spring, was certified complete by the Company's engineers on July 9, 2004. The Government has not yet accepted the remediation work.
(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Six Months Ended
		June 30, 2004	June 30, 2003
Interest and Other Income
IBC, general partner of IGC	(A1)	$ -	$ 15
		$ -	$ 15
General and Administrative Expense
IBC, general partner of IGC for miscellaneous	(B6)	$ 2	$ 2
Smallwood Village Associates, LP ("SVA"), affiliate of IBC, for rent	(B1)	8	9
American Rental Management Company ("ARMC"), subsidiary
of ACPT for support and other services	(B2)	-	8
Equus, affiliate of IBC, consulting fee	(B3)	(114)	(86)
ARMC, subsidiary of ACPT, consulting fee	(B4)	(100)	(100)
		$ (204)	$ (167)
Interest Expense
IBC, general partner of IGC	(B5)	$ 42	$ 4
		$ 42	$ 4

BALANCE SHEET IMPACT:		Balance June 30, 2004	Balance December 31, 2003

Assets Related to Land Development
Land - Brandywine, Maryland; Guarantee Fees paid to
James J. Wilson and IBC	(B8)	$ 110	$ 110
		$ 110	$ 110
Other Assets
Receivables:
IBC, receivables, miscellaneous	(B6)	-	14
ARMC, receivables, miscellaneous	(B2)	1	1
		$ 1	$ 15
Other Liabilities
Advances, IBC, general partner of IGC	(B5)	$ 2,324	$ 1,090
Accounts payable to IBC for miscellaneous	(B6)	2	13
Accounts payable to SVA, for rent	(B1)	18	12
Advances, IGMC, IGC's managing general partner	(B7)	78	78
		$ 2,422	$ 1,193
(A)	Land Sales

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

Other transactions with related parties are as follows:
(1)

Beginning October 1, 2000 and as of June 30, 2004, IGC rents office space from Smallwood Village Associates, LP, an affiliate of IBC, at prevailing market rental rates. As an offset to this expense, IGC provided IBC with tax support services from August 2002 through August 2003. The payment for these services was used to reduce the Company's office rental expense due SVA.

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

In an effort to eliminate the need for office services in the future, IGC incurred costs during the third quarter 2003 relating to a change of address and phone number. The costs associated with these changes are being offset against future amounts billed by ARMC. As of June 30, 2004, IGC holds a credit balance of approximately $1,000.

(3)

James J. Wilson provides consulting services on a monthly basis to Equus Gaming Company, LP ("Equus"). The salary and benefits related to these services is allocated to Equus on a quarterly basis, based on the percentage of time Mr. Wilson spends on Equus matters.

As part of the Company's Working Capital Support agreement with IBC, any amounts due at the end of each quarter are used to reduce advances under the agreement. For the six months ended June 30, 2004, Equus was charged approximately $114,000. All amounts for the quarter were credited to IBC and applied against the agreement.

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

(6)

During 2002, and continuing in 2003, IGC incurred shared expenses with IBC for office supplies and services. For the six months ended June 30, 2004, IGC incurred approximately $2,000 of expenses. For the same period in 2003, the amount of expenses totaled approximately $2,000.

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

(8)

The Company paid guarantee fees in the second quarter of 2003 in exchange for a guarantee relating to the $2.5 million letters of credit for public improvement bonds on Brandywine Investment Associates, LP ("BIA"). Under the Mercantile loan restructuring of August 2002, the Company paid a 2% guarantee fee of $50,000 to James J. Wilson. In exchange for a guarantee for the financing on the TJJ loan, the Company paid a 1.5% guarantee fee of $60,000 to IBC. The independent members of the Board of Directors approved the fees.

(7)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease AFH's operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of June 30, 2004, approximately $656,000 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.

(8)	SEGMENT INFORMATION

IGC's three reportable segments are waste-recycling project development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to Note 7 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the six months ended June 30, 2004 and 2003 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2004

Total revenues	(1)	2	-	3,036	-	3,036
Interest income	(1)	-	-	-	-	-
Interest expense	(1)	-	6	803	-	809
Depreciation and amortization	(1)	-	5	27	-	32
Net income / (loss)	(1)	3	(136)	(478)	-	(614)

Total assets		(1,670)	(2,622)	57,614	(25,811)	27,511
Changes to long lived assets		-	356	(873)	-	(517)

		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2003

Total revenues	(1)	-	-	2,667	-	2,667
Interest income	(1)	1	-	15	-	15
Interest expense	(1)	1	7	349	-	356
Depreciation and amortization	(1)	-	9	25	-	34
Net loss	(1)	(15)	(299)	(865)	-	(1,164)

Total assets		(1,667)	1,352	55,790	(25,443)	30,032
Changes to long lived assets		-	492	(376)	-	116

(1) Amounts reported for the discontinued segment are not included in the totals for these items.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Six Months Ended June 30, 2004 versus 2003

Land Development Operations

Land development sales revenue increased by approximately 14% to approximately $3,036,000 during the six months ended June 30, 2004, compared to revenue of $2,652,000 for the same period during 2003.

The first quarter of 2004 reflects the sale of a one-acre parcel at Towne Center South in St. Charles, Maryland. Gross revenue from the sale was $550,000, and the sale produced a positive gross profit margin of approximately 65%.

The second quarter of 2004 reflects sales that occurred at the Company's Brandywine project where all residential acres are under contract with WH. There are two contracts in place for these sales. The first contract, dated September 10, 2001 ("Contract A"), is for the sale of 48 completed single-family lots, all of which have been delivered, plus an option to purchase 11 additional lots, which WH has exercised. The Company expects to deliver these lots in late summer 2004. The second contract, dated February 21, 2002 ("Contract B") is for the sale of the balance of the residential land, which will be sold on a semi-developed basis. A third amendment to the contract with WH, dated May 10, 2004, adjusted the current contract price and lot yield. This amendment changed the contract to fixed purchase prices, regardless of the number of lots approved by the County. The Company is responsible for completing certain improvements prior to closing.

During the second quarter 2004, WH purchased the remaining 133 platted townhome lots, producing gross revenue of $2,486,175. The sale produced a gross profit margin of approximately 19%.

The six-month period ending June 30, 2003 reflects the sale of the last 12 of 48 single-family lots to WH under Contract A, and 114 semi-developed, platted townhome lots under Contract B. These sales produced a combined 15% gross profit margin.

The Company is pursuing the sale of its commercial parcels located at Towne Center South in St. Charles, Maryland and at the Brandywine project.

Cost of Land Sales

Cost of land sales decreased approximately 5% to $2,022,000, compared to $2,129,000 for the same period in 2003. A majority of the costs in 2004 and 2003 represent expenses relating to the development of the Company's Brandywine project. Also included in the 2004 costs are expenses relating to the sale of the one-acre parcel at Towne Center South. These sales are referred to in the above sales discussion.

General and Administrative

General and administrative costs decreased approximately 26% to $810,000 from $1,095,000 during the six months ended June 30, 2004 and 2003, respectively. The decrease is largely attributable to Management's cost-cutting efforts for office and operating expenses. In addition, the Company has realized savings in the following expense categories: commercial insurance premiums, board of director fees, vehicle leasing expense, certain legal matters, and salary / benefits cost. However, these financial statements do not include a large portion of expense related to the 2003 tax return preparation and filing fees, as arrangements with third party consultants have not been finalized.

Wetland Remediation Penalties and Interest

Wetland remediation penalties and interest expense totaled approximately $453,000 during the six months ended June 30, 2004. There is no similar expense for the same period in 2003. The Company was unable to complete the wetland remediation work by January 2, 2004, which was required under the 1999 Consent Decree (refer to Part II, Item 1, Legal Proceedings).

Waste Project Marketing and Development

Waste project marketing and development decreased by approximately 85% to $32,000 compared to $211,000 for the same period in 2003. The decrease is a reflection of the Company's Board of Directors' decision to defer material project pursuits.

For the Three Months Ended June 30, 2004 versus 2003

Land Sales Operations

Land sales revenue increased to $2,486,000 compared to $2,302,000 for the same period in 2003. The increase is a reflection of sales at the Company's Brandywine project to WH. The 2004 period reflects sales of 133 semi-developed, platted, townhome lots, which produced a gross profit margin of 19%. The 2003 period reflects sales of five single-family lots and 114 semi-developed, platted townhome lots. Combined, these sales produced an 18% gross profit margin.

Cost of Land Sales

Cost of land sales increased to $1,891,000 from $1,757,000 for the same period in 2003. A majority of the cost for both years represents expenses relating to the development of the Company's Brandywine project, referred to in the above sales discussion.

Waste Project Marketing and Development

Waste project marketing and development decreased to ($45,000) from $86,000 for the same period in 2003. The second quarter of 2004 reflects the Company's reversal of certain amounts due to third parties, as they are no longer payable. In addition, the decrease is a reflection of the Company's decision to defer material third party expenses until outside funding is available.

Liquidity and Capital Resources

Unrestricted cash and cash equivalents were $21,000 and $120,000 respectively, at June 30, 2004 and December 31, 2003.

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

The Company has submitted a refinancing request to a new lender for its Brandywine project. The request is currently under review by the lender's internal committees. Management anticipates approval of its request shortly. This refinancing will pay off the existing debt of approximately $7.8 million due the current lender, provide the Company with approximately $2.8 million of working capital, and fund future project development and improvements.

The Brandywine project continues to move through its development program of selling semi-developed lots to Washington Homes, Inc. ("WH"). On May 7, 2004, WH purchased 133 platted, semi-developed townhome lots producing gross revenue of approximately $2.5 million. This land had a cost basis of approximately $2 million. Proceeds after settlement fees and deposit application were used to repay a portion of the existing development loan. The next sales under the contracts with WH are scheduled to occur late summer 2004 and in December 2004. The first sale anticipated involves 11 single-family lots for gross sales revenue of approximately $605,000. The second sale is expected to produce approximately $3.2 million in gross revenue. The Company also has a contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land. The Company and the purchaser are presently working to gain comprehensive design plan approval from the County government. Then a preliminary plan will be submitted for approval. This sale is contingent upon preliminary plan approval by the County, with settlement to occur 30 days after such approval. There have been delays by the County in the approval process. Once approved, the sale will produce gross revenue of approximately $3.3 million. This land had a cost basis of approximately $808,000 at June 30, 2004.

IGC has debt of approximately $7,415,000, secured by its Towne Center South property, as well as other commercial parcels in St. Charles, Maryland. Earlier this year, the Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004, also requiring the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which would reduce the principal amount due on the loan.

In late June 2004, the Company signed a term sheet with a new lender to refinance the outstanding debt. Closing is anticipated to occur by late August 2004. The new loan will provide an interest reserve to cover the monthly interest payments. It is the Company's plan to retire such debt through land sales.

An event of default has occurred under the above referenced loan on the Towne Center South properties as the Company was unable to make the cash payments required in March and June 2004, and has not made the July or August 1, 2004 interest payments of approximately $59,000 each. If the proposed refinancing closes, it will cure the outstanding event of default.

On March 30, 2004, the Company was successful in completing the sale of a one-acre parcel at Towne Center South for gross proceeds of $550,000. Approximately $350,000 from this sale was used to curtail the existing mortgage.

Management continues to undertake the following steps to retire the above debt:

1)

The Company has had discussions with a potential buyer for its Towne Center South Lot 5. This property, consisting of approximately 30 acres, is scheduled to be developed into Towne Center South Apartments, a 404-unit luxury rental development for teachers, county employees and other professionals. The buyer required that the project receive plan approval before further negotiations.

The Company has applied to the County for the necessary approvals, however, the review and approvals could take several months to complete.

Management has also been working with an FHA loan processor on the basis of a per-unit land value of approximately $20,000 for a total land value of approximately $8 million. The cost basis of Lot 5 at June 30, 2004 is approximately $2.8 million.

2)

The Company was notified by the County and the State in early 2004, that they intended to acquire an 8-acre parcel for a park-and-ride facility. It is estimated that the acquisition process will take at least a year to complete. Management expects to sell the parcel for approximately $1.5 million.

The two sales above will eliminate or substantially reduce the debt associated with Towne Center South.

IGC also has a debt of $200,000, maturing on November 1, 2004, on a 3/4-acre commercial parcel known as D-4, located in St. Charles, Maryland. The Company plans to develop and refinance the parcel as an apartment complex, or sell the lot before the loan is due.

Substantially all of the Company's land assets are encumbered by recourse debt.

On March 31, 2003, the Company entered into a road reimbursement agreement with Natick Fifth Realty Corporation ("Natick") that provides for the payment of $150,000 to Natick once the Company substantially develops a certain 10-acre tract of land at Towne Center South. The basis for the agreement was a Construction Operation Reciprocal Easement Agreement ("COREA"), dated June 1993, by and between Natick and the Company. The COREA was executed when the current BJ's Wholesale Club ("BJ's") was built. Natick constructed the BJ's access road known as St. Nicholas Drive for common use by both BJ's and its customers, and for the Company's future use when it develops the 10 acres known as lots 6, 7, and 8 at Towne Center South.

The cost of the reimbursement was capitalized to the cost basis of lots 6 through 8 at Towne Center South as it relates and is integral to the development of those parcels. The $150,000 accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7).

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. To date the contractor has been paid $700,000 in cash against the base contract and $65,000 for time and material billings. The contractor is due approximately $70,000 in additional cash for other time and material billings, plus the land transfer. The Company and the contractor executed the land transfer documents during the second quarter of 2004, and the documents have been recorded in the County land records. The transaction will be completed when the parcel is released as part of the current mortgage refinancing. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments.

In March 2004, the Company also entered into a contract with the same contractor for the remediation work on Parcel L. The base contract amount for Parcel L is $123,000. As of this filing, the contractor has been paid in full for the Parcel L contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres plus of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of June 30, 2004, $8,000 remains of the original cost estimate and is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. In addition to the above costs, the Company has expensed $121,000 in additional costs relating to the remediation efforts. This amount includes $66,000, which will be placed in escrow, for future site plantings at TCS and Parcel L and $55,000 for cost related to the conservation deeds, both of which are required under the Consent Decree (see the discussion under Note 5, page 17). The combined amount is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $453,000 as of June 30, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed relief, with the Government, from the imposition of fines. To date, no agreement has been reached. The remediation work, with the exception of some planting and seeding that can only take place next spring, was certified complete by the Company's engineers on July 9, 2004. The Government has not yet accepted the remediation work.

In addition to the debt and remediation obligations described above, estimated operating expenses for the remaining six months of 2004 will be approximately $1.5 million (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and a very limited number of other essential costs only. IGC is in arrears with most of its vendors, including service providers on whom the Company depends in order to continue its operations. The Company expects to bring its payables more current out of the above described proposed refinancing of the Brandywine project.

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

At June 30, 2004, approximately $6,072,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Recovery is dependent upon future revenues from the construction and operation of waste-recycling plants.

Debt Summary

As of June 30, 2004, assets with a book value of approximately $22,152,000 were encumbered by approximately $15,567,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	6/30/04

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/04	$ 7,415

Washington Savings Bank - Line of Credit and Development	(b)	200	8.5%	11/1/04	200

Mercantile Mortgage Corporation - Development Loans / Advances(1)	(c)	19,690	P+2%	7/25/05	7,792

M & T Bank - Engineering Office Mortgage	(d)	227	7.85%	6/30/05	160

IBC - Working Capital Support Agreement	(e)	-	P+1%	12/31/05	2,324

		$ 27,882			$ 17,891

* P = Prime lending interest rate
(1) = Includes a letter of credit facility up to $4,500,000. The balance outstanding at June 30, 2004 is approximately $2,000,000.
(a)

This loan provides an operating line of credit. The loan is secured by the Company's Towne Center South parcel as well as other miscellaneous commercial parcels located in St. Charles, Maryland. The loan is guaranteed by IBC. Interest on this line has a floor of 9.5%.

The Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004. The loan extension requires the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which were to reduce the principal amount due on the loan. In addition, the Company is required to pay monthly interest payments, pay all property taxes out-of-pocket, and pay any legal fees associated with principal curtailments.

An event of default has occurred on this line of credit, as the required March 31 and June 30, 2004 principal reductions totaling $5 million have not been made, nor has the Company made monthly interest payments due on July and August 1, 2004. The Company is in the process of refinancing this debt and anticipates closing in late August 2004. If the proposed refinancing closes, it will cure the outstanding event of default.

(b)

This loan provides operating cash and preliminary development funds. Monthly interest payments are required at 8.5%. The loan is secured by a first deed of trust on a 3/4-acre parcel located in St. Charles, Maryland. The loan is guaranteed by IBC and Wilson Securities, an IBC affiliate.

(c)	The Company has three development loans for its land development activities in Brandywine, Maryland. Principal curtailments are due under these lines as sales occur.

During 2003, the development loan was amended in both July and December. Under the July modification, $2,000,000 was added to the infrastructure budget for development costs and improvements at the project. Under the December modification, a development advance line was established, and the infrastructure budget increased by an additional $250,000. The development advance line provides for a maximum of $7,600,000 in borrowings. The development advance line was established to do the following: Retire $4.8 million due to TJJ Corporation ("TJJ"), provide $2,000,000 in development funds for the Brandywine Partnership to repay a portion of the demand note between the Company and the Partnership, to repay inter-company loans, and to establish an $800,000 interest reserve on the loan. The interest reserve will provide for the payments of monthly interest through the term of the loan based on projected sales. The lender also established specific criteria for sales under this loan, relating to the residential and commercial acres, to which the borrower must comply by September 1, 2004. The Company met the residential land sale criteria by completing the sale of 133 platted townhome lots to WH during the second quarter of 2004. However, at this time, it is unlikely the commercial criteria will be met. The Company, through its Brandywine partnership, is in active negotiations with another lender to refinance its debt.

This development loan includes a letter of credit facility with maximum borrowings of $4.5 million. As of June 30, 2004, the lender has provided letters of credit totaling approximately $2 million. All letters of credit issued are guaranteed by the borrower and James J. Wilson, personally.

The original development loan was executed in July 1999, naming the Company as the borrower and the Brandywine Partnership as guarantor. When the loan was established, the Lender recorded an Indemnity Deed of Trust whereby, the Brandywine Partnership is the Grantor and guarantees all amounts owed by the borrower. The Brandywine Partnership also signed a promissory note with IGC to repay any amounts due under the development loan. This debt is recorded on the financial statements of the Brandywine Partnership and, for consolidated presentation, also included in these financial statements. The development loan is secured by a first deed of trust on the property. Other guarantors on the loan are Interstate Business Corporation ("IBC"), IGC's general partner, and IGC Chairman James J. Wilson and his wife, Barbara Wilson.

As of June 30, 2004 there is $7,792,275 outstanding on these loans.

(d)	This mortgage note requires monthly principal and interest payments of $1,818.

(e)

Historically, the Company has had various forms of Working Capital Support Agreements with IBC. The most recent agreement, dated September 1, 2002, is an Amended and Restated Working Capital Support Agreement, whereby loans are made to IGC represented by promissory notes. Interest is charged at prime plus 1% and accrues until paid. Payments are first applied to unpaid interest and then to principal. This agreement matures December 31, 2005, unless paid sooner. IGC shall repay to IBC, 1) the balance of funds available from waste projects, after deducting reasonable reserves for operating needs, or 2) proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors.

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

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied the defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcel at Towne Center South other than one 30-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company was obligated to complete the previously ordered restoration by January 2, 2004. The status of this obligation is addressed in the following paragraphs.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July. The contract is guaranteed by Interstate Business Corporation ("IBC"), the Company's general partner. The total contract amount is $1,237,000, of which $125,000 is for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provides for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South, which is subject to an existing mortgage. To date the contractor has been paid $700,000 in cash against the base contract and $65,000 for time and material billings. The contractor is due approximately $70,000 in additional cash for other time and material billings, plus the land transfer. The Company and the contractor executed the land transfer documents during the second quarter of 2004, and the documents have been recorded in the County land records. The transaction will be completed when the parcel is released as part of the current mortgage refinancing. Should the Company not be successful in transferring this property debt free, it will be required to make additional cash payments.

In March 2004, the Company also entered into a contract with the same contractor for the remediation work on Parcel L. The base contract amount for Parcel L is $123,000. As of this filing, the contractor has been paid in full for the Parcel L contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of Towne Center South as it relates and is integral to the development of that parcel. The Company believes that the net realizable value from the sale of the 80 acres plus of commercial property in Towne Center South will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of June 30, 2004, $8,000 remains of the original cost estimate and is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development. In addition to the above costs, the Company has expensed $121,000 in additional costs relating to the remediation efforts. This amount includes $66,000, which will be placed in escrow, for future site plantings at TCS and Parcel L and $55,000 for cost related to the conservation deeds, both of which are required under the Consent Decree. The combined amount is shown in the liabilities section of the balance sheet as an accrued liability under Liabilities Related to Land Development

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for day 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines and penalties of approximately $453,000 as of June 30, 2004. The accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed relief, with the Government, from the imposition of fines. To date, no agreement has been reached. The remediation work, with the exception of some planting and seeding that can only take place next spring, was certified complete by the Company's engineers on July 9, 2004. The Government has not yet accepted the remediation work.

Langley v. St. Charles Associates, et al.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The Circuit Court entered judgment in favor of the Company and its officer, and the landowners appealed that judgment to the Maryland Court of Special Appeals. While the appeal was pending, the parties reached a final settlement agreement resolving all claims raised in the litigation. The owners therefore dismissed their appeal with prejudice on June 3, 2004.

Other

The Company is also involved from time to time in other miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact of the financial condition or results of operations of the Company.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6(a).	EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Controller

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Controller

ITEM 6(b).	REPORTS ON FORM 8-K

99	Form 8-K dated August 13, 2004; Items 7 and 12

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: August 13, 2004	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: August 13, 2004	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: August 13, 2004	By: /s/ Sheri Raleigh
Sheri Raleigh Assistant Vice President and Controller