Form 10QSB
period 2004-09-30
INTERSTATE GENERAL CO L P
filed 2004-11-19
CIK 807364

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

Commission file number 1-9393

INTERSTATE GENERAL COMPANY L.P.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	52-1488756 (I.R.S. Employer Identification No.)

105 West Washington Street - Suite 4

P.O. Box 1280
Middleburg, Virginia 20118
(Address of principal executive offices)(Zip Code)
(540) 687-3177
(Registrant's telephone number, including area code)

2 West Washington Street

Middleburg, Virginia 20118
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

INTERSTATE GENERAL COMPANY L.P.
FORM 10-QSB
INDEX

INTERSTATE GENERAL COMPANY LP

GLOSSARY OF TERMS, SUBSIDIARIES, AND AFFILIATES

ACPT	American Community Properties Trust
AFH	American Family Homes, LLC
AMEX	American Stock Exchange
ARMC	American Rental Management Company
BIA	Brandywine Investment Associates, LP
CWA	Clean Water Act
CWT	Caribe Waste Technologies, Inc.
Equus	Equus Gaming Company, LP
FASB	Financial Accounting Standards Board
IBC	Interstate Business Corporation
IGC	Interstate General Company, LP; the Company
IGMC	Interstate General Management Corporation
IWT	Interstate Waste Technologies, Inc.
PCX	Pacific Stock Exchange
SCA	St. Charles Associates, LP
SCO	St. Charles Operating Company, LLC
SFAS	Statement of Financial Accounting Standards
SVA	Smallwood Village Associates, LP
TCS	Towne Center South

INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Revenues
Land sales	$ 3,523	$ 2,652
Interest and other income	-	27
Total revenues	3,523	2,679

Expenses
Cost of land sales	2,347	2,139
General and administrative	1,289	1,464
Wetland remediation fines, penalties and interest	484	-
Wetland conservation deeds and estimated planting costs	155	-
Interest expense	467	555
Waste project marketing and development	87	324
Depreciation and amortization	190	51
Total expenses	5,019	4,533

Loss Before Minority Interest	(1,496)	(1,854)
Minority Interest	(8)	(6)
Net loss	$ (1,504)	$ (1,860)

Net Loss
General Partners	$ (15)	$ (19)
Limited Partners	(1,489)	(1,841)
	$ (1,504)	$ (1,860)

Weighted Average Limited Partner Units Outstanding	2,104	2,100

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.71)	$ (0.88)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED STATEMENTS OF LOSS (In thousands, except per unit amounts) (Unaudited)

	For the Three Months Ended September 30,
	2004	2003
Revenues
Land sales	$ 487	$ -
Interest and other income	-	12
Total revenues	487	12

Expenses
Cost of land sales	325	10
General and administrative	479	369
Wetlands remediation fines, penalties, and interest	31	-
Wetlands conservation deeds and estimated planting costs	34	-
Interest expense	229	199
Waste project marketing and development	56	113
Depreciation and amortization	157	17
Total expenses	1,311	708

Loss Before Minority Interest	(824)	(696)
Minority Interest	-	-
Net loss	$ (824)	$ (696)

Net Loss
General Partners	$ (8)	$ (7)
Limited Partners	(816)	(689)
	$ (824)	$ (696)

Weighted Average Limited Partner Units Outstanding	2,104	2,103

Basic and Fully Diluted Net Loss per limited partner unit	$ (0.38)	$ (0.33)

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

ASSETS
September 30, 2004
Cash and Cash Equivalents
Unrestricted	$ 17
Restricted	218
235
Assets Related to Waste Recycling Projects
Deferred costs	6,214
Property, plant and equipment less accumulated depreciation of $238	156
Other assets	1
6,371
Assets Related to Land Development
Land and development costs:
St. Charles, Maryland	8,008
Brandywine, Maryland	12,805
Accounts receivable and other assets	381
21,194
Receivables & Other Assets
Receivables	5
Other assets - deposits and prepaids	326
Property, plant, and equipment, less accumulated depreciation of $139	17
348

Total Assets	$ 28,148

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY L.P. CONSOLIDATED BALANCE SHEET (In thousands) (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL

September 30, 2004
Liabilities Related to Waste Recycling Projects
Accounts payable and accrued liabilities	$ 978
Mortgages	158
1,136
Liabilities Related to Land Development
Development loans and advances	8,273
Wetlands remediation fines, penalties, and interest accrual	484
Wetlands conservation deeds and estimated planting costs	105
Road reimbursement accrual	150
Deposit on lot sale contract	125
Accounts payable and accrued liabilities	879
10,016
Liabilities Related to Discontinued Operations
Accounts payable	3
Reserve for completing discontinued operations	43
46
Other Liabilities
Accounts payable and accrued liabilities	1,187
Loan payable - IBC	3,149
Due to managing general partner - IGMC	78
Lines of Credit	7,958
12,372

Total Liabilities	23,570

Partners' Capital
General partners' capital	3,945
Limited partners' capital - 2,104 units issued and outstanding as of September 30, 2004	633
Total partners' capital	4,578

Total Liabilities and Partners' Capital	$ 28,148

The accompanying notes are an integral part of these consolidated financial statements.
INTERSTATE GENERAL COMPANY LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities
Net loss	$ (1,504)	$ (1,860)
Depreciation and amortization	189	51

Adjustments to reconcile net loss to net cash used by operating activities:

Decrease (increase) in operating assets:
Land and development costs (1)	602	65
Deferred waste project costs	(498)	(781)
Changes in restricted cash	(71)	(6)
Receivables and other assets	(137)	1,379

(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses, notes payable
and other liabilities (2)	430	406
Deposit on land sales contract	(125)	(250)
Net cash provided by (used in) operating activities	(1,114)	(996)

Cash Flows from Financing Activities
Proceeds	11,957	3,683
Repayments	(10,946)	(2,989)
Net cash provided by (used in) financing activities	1,011	694

Net Decrease in Cash and Cash Equivalents	(103)	(302)
Cash and Cash Equivalents, Beginning of Period	120	395
Cash and Cash Equivalents, End of Period	$ 17	$ 93

Notes:

(1) For the nine-month period ending September 30, 2004, land and development costs do not include a $150,000 charge under the Road Reimbursement Agreement related to the Company's Towne Center South Property. The original $1.5 million charge for the wetlands remediation work referenced in Note 5, Wetland Remediation has been fully incurred. For the nine-month period ending September 30, 2003, land and development costs did not include either of the above mentioned non-cash items.

(2) Included in the accrued expenses for the nine months ended September 30, 2004 is approximately $484,000 in estimated wetlands fines / penalties, and $105,000 in fees related to the wetlands conservation deeds and future plantings referenced in Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

INTERSTATE GENERAL COMPANY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

IGC owns the following assets: Land zoned commercial in St. Charles, Maryland as well as a significant interest in a partnership that owns land under development in Brandywine, Maryland. Subsequent to the end of the quarter, the partnership interest was sold (see additional discussion in Part 1, Item I, Note 9.) In addition, all of the outstanding shares of stock of Interstate Waste Technologies ("IWT") and Caribe Waste Technologies ("CWT"), excluding shares issued as incentive compensation to key employees, are held in a trust (the "IWT/CWT Trust") for the benefit of IGC's unit holders.

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

At September 30, 2004, approximately $6,214,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Recovery is dependent upon future revenues from the construction and operation of waste-recycling plants.

Accounting Policies

The accounting policies of the Company are the same as those described in the December 31, 2003 financial statements included in the Company's 2003 Form 10-KSB. Certain amounts and balances from 2003 may have been reclassified to conform to the 2004 financial presentation.

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

In the opinion of the Company's management, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.
(2)	MANAGEMENT'S PLAN REGARDING COMPANY LIQUIDITY AND CONTINUED LISTING ON AMERICAN STOCK EXCHANGE

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate assets, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be debt reduction, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following discussion summarizes the Company's challenges and the steps it is taking to meet its liquidity requirements.

As of September 30, 2004, the Company's outstanding borrowings of $19.5 million include: (i) $16.2 million in real estate loans with various maturity dates in 2005 and 2006; (ii) $158 thousand in mortgage debt for the Company's engineering office in Malvern, Pennsylvania; and (iii) $3.1 million in working capital advances from IBC, the Company's general partner.

The American Stock Exchange has requested that IGC furnish it with information regarding (i) the Company's liquidity position, (ii) its anticipated liquidity upon refinancing Towne Center South and the Brandywine Property, (iii) the value of the Company's assets less indebtedness, and (iv) the Company's equity position for the balance of the current year and beyond. The Company responded to these inquiries in writing in June and orally in August. The two real estate refinancings closed September 23 and October 12, 2004, respectively. Management does not currently foresee that revenues from real estate sales, net of mandatory loan repayments, will be sufficient to cover operating costs. It is not expected that approvals and other agreements required before construction can begin on CWT's proposed waste energy project in Puerto Rico will be concluded before the summer of 2005 at the earliest. The Company may not at present or at the end of this fiscal year meet certain of the standards for continued listing of its units on the American Stock Exchange relating to its financial condition and operating result, and the exchange may therefore at any time delist the Company's units. The Company understands that the exchange has the discretion to immediately suspend trading in any security but generally provides an issuer with 30 days to provide a plan to bring the issue back into compliance. The delisting or proposed delisting of the Company's units could adversely affect the price and liquidity of the units.

Real Estate - St. Charles, Maryland

On September 23, 2004, the Company completed the refinance of approximately $7.415 million due to Collateral Mortgage Capital. This transaction allowed the Company to repay its loan, which was in default, and reduce its monthly cash requirement for debt service payments. It is the Company's plan to retire the entire debt through land sales.

The St. Charles properties encumbered under the new loan with First Bank and Trust Company of Illinois ("FB&T") total approximately 94 saleable acres. An appraisal by Cushman & Wakefield Illinois, dated July 19, 2004, values the property at $23,150,000.

On March 31, 2003, the Company entered into a Road Reimbursement Agreement with Natick Fifth Realty Corporation ("Natick") that provides for the payment of $150,000 to Natick once the Company substantially develops a certain 10-acre tract of land at its Towne Center South property. The basis for the agreement was a Construction Operation Reciprocal Easement Agreement ("COREA"), dated June 1993, by and between Natick and the Company. The COREA was executed when the current BJ's Wholesale Club ("BJ's") was built. Natick constructed the BJ's access road known as St. Nicholas Drive for common use by both BJ's and its customers, and for the Company's future use when it develops the 10 acres known as lots 6, 7, and 8 at Towne Center South.

The cost of the reimbursement was capitalized to the cost basis of lots 6 through 8 at Towne Center South as it relates and is integral to the development of those parcels. The $150,000 accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7).

The Company is actively engaged in discussions with potential purchasers for various parcels.

On September 29, 2004, the Company entered into a Land Sale Agreement for the sale of a one-acre lot at Towne Center South. The consideration to be paid by the purchaser totals $563,830. The agreement is in a 60-day study period, which expires on November 29, 2004. If the purchaser decides to proceed with the purchase of the lot, closing is to occur no later than 30 days after the expiration of the study period.

As of September 30, 2004, and currently, the Company continues to pursue the previously discussed Towne Center South apartment project. This 404-unit luxury apartment development would be located at Towne Center South on Lot 5, which consists of approximately 30 acres of land. The Company has had discussions with a related party buyer. The buyer requires project plan approval by Charles County before negotiating further. The apartment project was recommended and approved, with conditions acceptable to the Company, by the County planning staff. However, the Planning Commission recommended disapproval to the Charles County Commissioners. The final decision will be made by the County Commissioners, who will meet on November 29, 2004.

The company continues to wait for the Maryland Transportation Authority ("MTA") to work through the land review process for the purchase of an 8-acre parcel, known as Parcel K, in St. Charles, Maryland, for a park-and-ride facility. On November 8, 2004 the MTA notified the Company that "MTA plans to construct the Waldorf Park-and-Ride lot on the site owned by your company" however, acquisition cannot begin until the land review process is complete. The Company understands that the MTA expects to complete this process by year-end.

Land sales revenue for the nine months ended September 30, 2004 includes: (i) the sale, on March 30, 2004, of a one-acre parcel at Towne Center South for gross proceeds of $550,000 (net proceeds were used to curtail debt); and (ii) the transfer of a three-acre parcel in Towne Center South to the contractor who provided remediation services, as referenced in Note 5, Wetland Remediation. The parcel had an agreed value of approximately $487,000. The land had a cost basis of approximately $337,000.

Substantially all of the Company's land assets are encumbered by recourse debt.

Real Estate - Brandywine, Maryland

The refinancing of the Brandywine property by M & T Mortgage Corporation ("M&T") closed on October 12th, 2004. As part of the refinancing, M&T required IBC, the Company's General Partner, to be the borrower. As a consequence, the Company sold its 99 percent general partner interest in SCA, the general partner of BIA. The sale was to the Company's affiliate, IBC. The sale price was $5.4 million, plus 50 percent of IBC's general partner share of SCA's remaining cash flow. At closing, IGC received payment of $1.2 million (included in the foregoing selling price) from IBC in the form of a credit against working capital advances previously made by IBC to IGC. IGC will collect the remainder of the sale price as cash flow is available from the Brandywine project. Refer to Note 9, page 23 for more information.

The Brandywine transaction described above allowed the Company to collect, at closing, approximately $2.7 million in loans it had made to SCA/BIA. It used these proceeds to reduce its debt to IBC by $1.2 million, eliminate debt of approximately $7 million due to the previous lender, and reduce past due accounts payable.

On May 7, 2004, Washington Homes, Inc. ("WH") purchased 133 platted, semi-developed townhome lots producing gross revenue of approximately $2.5 million. This land had a cost basis of approximately $2 million. Proceeds after settlement fees and deposit application were used to repay a portion of the development loan. Subsequent to the end of the quarter, WH closed on 11 completed single-family lots for gross sales revenue of approximately $605,000. The next sales under the contract with WH are scheduled to close on December 1, 2004. Before closing can occur, BIA must complete the installation of a second sewer outfall. Otherwise, WH may delay the closing 30 days from the date of completion. There have been delays in the permitting process, and construction (likely to begin in late November 2004) will take approximately 4 to 6 weeks to complete, as weather permits.

As of September 30, 2004, the Brandywine partnership's contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land remained in place. The sale is expected to produce approximately $3.2 million in gross revenue. Both BIA and Zimmer are working to gain comprehensive and preliminary design plan approval from the County. Approval is anticipated in early 2005. This sale is contingent upon preliminary plan approval by the County, with settlement to occur 30 days after such approval.

Consent Decree

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July 2003, and was certified complete by the Company's engineers on July 9, 2004. The total contract amount was $1,237,000, of which $125,000 was for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provided for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South. The parcel was transferred to the contractor on September 24, 2004. The parcel had an agreed value of approximately $487,000. The parcel had a book value of approximately $337,000 when transferred. To date, the contractor has been paid $700,000 in cash against the base contract and $65,000 in cash for time and material billings. The contractor is due a final payment in cash for time and material billings.

In March 2004, the Company entered into a contract with the same contractor for the remediation of Parcel L. The base contract amount for Parcel L is $123,000. The contractor has been paid in full under this contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of the respective parcels as it relates and is integral to the development of these parcels. The Company believes that the net realizable value from the sale of these parcels will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of September 30, 2004, the original cost estimate has been fully expended. In addition to the above costs, the Company has expensed $155,000 in additional costs relating to the close-out of remediation efforts. This amount includes $100,000, which was placed in escrow in September 2004, for future site plantings at TCS and Parcel L and $55,000 for cost related to conservation deeds under the Consent Decree.

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for days 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines of approximately $477,000 through July 9, 2004 and penalties of approximately $7,000 through September 30, 2004. The combined accrual of $484,000 is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed providing land in lieu of the fines with the Government but to date, agreement has not been reached. The remediation work, with the exception of some planting and seeding that cannot take place before next spring, was certified complete by the Company's engineers on July 9, 2004. The Company and government officials are currently in negotiations to resolve remaining open issues in order to confirm the Company's compliance with the Consent Decree.

Operations

In addition to the debt and remediation obligations described above, estimated operating expenses for the remaining three months of 2004 will be approximately $750,000 (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and basic operating expenses. IGC has established reserves for certain key expenses that will occur before year-end. The Company was able to bring a few payables current out of the above Brandywine refinancing / partnership sale. However, IGC is in arrears with most of its vendors, including service providers on whom the Company depends to continue its operations.

In December 2003, the Company decided not to expend material funds in pursuit of new waste projects until contracts have been signed on one or more pending projects. This plan continues. Discussions have occurred with investment banks to help it attract local investors for its Puerto Rico project. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

The Company intends to fund waste-to-energy projects by project-specific financing, or by attracting an investment partner for its affiliated waste companies.
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

IWT/CWT's business plan is to develop and own waste-recycling projects using an environmentally superior technology licensed from Thermoselect S.A., a Swiss company. IWT/CWT has the right to develop projects using the Thermoselect technology for selected projects worldwide. Typically, IWT/CWT and its alliance members offer to finance, build, own, and operate a plant for 25 or 30 years. Current alliance members include the technology provider, Thermoselect, the designer, HDR, the contractor, H. B. Zachry, and the operator, a subsidiary of Veolia Environment, one of the world's most experienced waste plant operators.

A description of the various IWT/CWT development activities follows:

Puerto Rico

In December 1998, CWT entered into a Host Community and Sponsor Agreement with the Municipality of Caguas, Puerto Rico. The agreement described the basis on which CWT would enter into a contract to develop and own a Thermoselect facility to process waste from the metropolitan San Juan area. On February 28, 2002 the Municipality of Caguas signed an extension of the Host Community Agreement. On April 4, 2003, Caguas filed a petition with the Solid Waste Management Authority ("SWMA") to approve the project. On January 15, 2004, the Municipality of San Juan signed a Letter of Intent with the Company to become a project sponsor and to negotiate project sponsor and waste processing agreements. On March 8, 2004, the Puerto Rico Electric Power Authority ("PREPA") confirmed that it would negotiate a power purchase agreement with CWT as required by the Public Utility Regulatory Policies Act. On April 15, 2004, SWMA certified the project in writing. On May 7, 2004 CWT submitted a draft waste processing agreement to Caguas. Initial contract negotiations were held on August 3, 2004. On May 24, 2004, PREPA submitted a draft power purchase agreement to CWT. Contract negotiations were held in the summer and fall of 2004. Management expects to reach agreement with the PREPA Negotiating Committee in the near term. Agreement is subject to PREPA Executive Committee and Board approval.

As of December 31, 2003, only deferred costs related to the Puerto Rico project remain capitalized in accordance with the Company's capitalization policy on deferred waste-recycling project costs. Please refer to Note 1 to the financial statements.

Inactive Development Activities
1.	Virgin Islands

The government of the U.S. Virgin Islands conducted a competitive procurement and selected CWT in late 2000 as the preferred bidder to negotiate contracts for a two-line Thermoselect plant. Agreement with the government was reached on a waste-recycling contract in the summer of 2001, subject to satisfactory agreement with the Territory's electric utility for the purchase of power and possibly water. Agreement was reached with the utility in July 2001. The utility then repudiated its agreement and took the position that CWT must be formally certified as a "qualifying facility" under Virgin Islands law before a contract could be executed. CWT filed for certification with the Public Service Commission on December 4, 2001. An evidentiary hearing took place on March 18, 2002, and a ruling was issued on July 1, 2002, granting CWT certification. On September 23, 2003, the utility informed CWT that it was terminating contract negotiations and would issue an RFP for its power purchase requirements. In response, CWT informed the utility that it is required by law to purchase electricity from a "qualifying facility," and that it intended to pursue its legal remedies unless the utility complied. The utility and CWT had several discussions and exchanged correspondence during the fall of 2003 and early 2004. No progress was made. CWT filed a complaint in Federal District Court in St. Thomas against the utility on July 26, 2004 alleging breach of contract, tort, and other claims. The litigation is in the motions stage. As of December 31, 2003, CWT determined that the asset was impaired, and that due to the contemplated litigation, a write-off of approximately $2,869,000 of deferred project costs was appropriate.
2.	Costa Rica

Early in 2002, IWT signed a memorandum of understanding with COCIM, the organization that represents the municipalities of Metropolitan San Jose, Costa Rica. The memorandum was based on a proposal for a 480,000-ton solid waste-recycling facility. A letter committing to purchase the export electricity was received from the government-owned electric utility.

The Company spent the next two years preparing feasibility and other required studies and meeting with responsible central and municipal government officials. It became increasingly clear that, despite a well publicized commitment to the environment and official documents signed in support of the project, the government lacked the institutional capacity and political will to undertake the proposed project. At a Directors' meeting on December 18, 2003, the Company decided to suspend all activity in Costa Rica until and unless the government makes a clear, unequivocal decision to proceed to contracts. As of December 31, 2003, the Company decided that the asset had been impaired and wrote off deferred project costs of approximately $883,000.

Discontinued Development Activities
Collier County, Florida

In July 2002, IWT was selected in a competitive procurement in Collier County, Florida to negotiate a contract for a solid waste gasification plant. Several meetings took place with the county and its advisors. On March 11, 2003 the Board of Supervisors for the County voted to pursue further cost negotiations with IWT for a project. In the third quarter of 2003, Collier County canceled its waste project procurement, deciding that it will continue to use landfills to dispose of waste. The Company wrote off approximately $62,000 of deferred project costs as of September 30, 2003.

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

Environmental Impact. Management believes that the proposed CWT facility can be completed without a material adverse environmental impact and in compliance with government regulations. The many approvals and permits required under the U.S. Clean Air Act, U.S. Clean Water Act ("CWA"), and other laws and regulations will require substantial time and effort to obtain.

Competition. There is intense competition for municipal waste-recycling contracts throughout the United States and abroad. Management believes IWT and CWT can provide superior facilities at a competitive price.

(4)	DEBT

The Company's outstanding debt is collateralized primarily by land, land improvements, housing and receivables. The following table summarizes the indebtedness of IGC at September 30, 2004 and December 31, 2003:
Outstanding (in thousands)
	Maturity Dates	Interest Rates* From/To	September 30, 2004	December 31, 2003
Related to waste technology ventures:
Mortgage - Engineering Office	06/30/05	7.85%	$ 158	$ 165

Related to land development:
Development loans/advances - Brandywine Project	07/25/05	P+2%	$ 8,273	$ 9,307

General:
Collateral Mortgage line of credit - Towne Center South, Parcels K, L and F9, St. Charles	12/1/04	P+1% - Floor of 9.5%	$ -	$ 7,765

First Bank & Trust Co. of Illinois - Towne Center South, Parcels K, L and F9, St. Charles	03/23/06	P+4.5% - Floor of 8.5%	$ 7,758	$ -

Line of credit - Parcel D-4, St. Charles	05/1/05	10.5%	$ 200	$ 200

Related Entity (1)	12/31/05	P+1%	$ 3,149	$ 1,090
Total debt			$ 19,538	$ 18,527

*P = Prime lending interest rate
(1) = IBC note payable

As of September 30, 2004, the $158,000 of recourse debt related to the Company's engineering office building located in Malvern, Pennsylvania, had a book value of approximately $156,000.

As of September 30, 2004, the $8,273,000 of recourse debt related to land development assets at the Company's Brandywine project is collateralized by land development assets with a book value of approximately $12,805,000. The lender established specific criteria for sales under this loan, relating to residential and commercial acres, to which the borrower must comply by September 1, 2004. The Company met the residential land sale criteria by completing the sale of 133 platted townhome lots to WH during the second quarter of 2004. The commercial criteria were not met, however, subsequent to the end of the quarter, the Brandywine partnership refinanced the debt with another lender, see Note 9, page 23.

As of September 30, 2004, the $7,758,000 line of credit is collateralized by land assets at the Company's Towne Center South property, as well as other commercial parcels in St. Charles, Maryland, with a book value of approximately $7,872,000. Additional collateral was posted by IBC in the form of pledged stock. The stock had a value at the time of closing of approximately $3.7 million. In addition, IGC and IBC must maintain an aggregate net worth of $40 million and liquidity of $4 million, inclusive of the stock pledge under the loan, each as determined by the lender. The loan requires that the pledged stock value exceed $3.5 million.

As of September 30, 2004, the $200,000 line of credit is collateralized by land assets in St. Charles, Maryland with a book value of approximately $135,000.

(5)	WETLAND REMEDIATION

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, SCA, and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the Consent Decree, the Company and SCA paid a civil penalty of $1,360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles (referred to as "Dorchester and Parcel Q"), and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in Parcel L, another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's Chairman and Chief Executive Officer, were dismissed.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied the defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcels at Towne Center South other than one 30-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company was obligated to complete the previously ordered restoration by January 2, 2004. The status of this obligation is addressed in the following paragraphs.

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July 2003, and was certified complete by the Company's engineers on July 9, 2004. The contract is guaranteed by IBC, the Company's general partner. The total contract amount was $1,237,000, of which $125,000 was for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provided for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South. The parcel was transferred to the contractor on September 24, 2004. The parcel had an agreed value of approximately $487,000. The parcel had a book value of approximately $337,000 when transferred. To date, the contractor has been paid $700,000 in cash against the base contract and $65,000 in cash for time and material billings. The contractor is due a final payment in cash for time and material billings.

In March 2004, the Company entered into a contract with the same contractor for the remediation work on Parcel L. The base contract amount for Parcel L is $123,000. The contractor has been paid in full under this contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of the respective parcels as it relates and is integral to the development of these parcels. The Company believes that the net realizable value from the sale of these parcels will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of September 30, 2004, the original cost estimate has been fully expended. In addition to the above costs, the Company has expensed $155,000 in additional costs relating to the close-out of remediation efforts. This amount includes $100,000, which was placed in escrow during September 2004, for future site plantings at TCS and Parcel L and $55,000 for cost related to conservation deeds required under the Consent Decree.

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for days 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines of approximately $477,000 through July 9, 2004 and penalties of approximately $7,000 through September 30, 2004. The combined accrual of $484,000 is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed providing land in lieu of the fines with the Government but to date, agreement has not been reached. The remediation work, with the exception of some planting and seeding that cannot take place before next spring, was certified complete by the Company's engineers on July 9, 2004. The Company and government officials are currently in negotiations to resolve remaining open issues in order to confirm the Company's compliance with the Consent Decree.
(6)	RELATED PARTY TRANSACTIONS

Certain officers, directors and a general partner ("IBC") of the Company have ownership interests in various entities that conducted business with IGC during the last two years. The financial impact of the related party transactions on the accompanying consolidated financial statements are reflected below:
INCOME STATEMENT IMPACT		Nine Months Ended
		September 30, 2004	September 30, 2003
		(in thousands)
Interest and Other Income
IBC, general partner of IGC	(A1)	$ -	$ 20
		$ -	$ 20
General and Administrative Expense
IBC, general partner of IGC for miscellaneous	(B6)	$ 2	$ 3
Smallwood Village Associates, LP ("SVA"), affiliate of IBC, for rent	(B1)	11	8
American Rental Management Company ("ARMC"), subsidiary
of ACPT for support and other services	(B2)	-	7
Equus, affiliate of IBC, consulting fee	(B3)	(154)	(138)
ARMC, subsidiary of ACPT, consulting fee	(B4)	(150)	(150)
		$ (291)	$ (270)
Interest Expense
IBC, general partner of IGC	(B5)	$ 79	$ 16
		$ 79	$ 16

BALANCE SHEET IMPACT:		Balance September 30, 2004	Balance December 31, 2003
		(in thousands)
Assets Related to Land Development
Land - Brandywine, Maryland; Guarantee Fees paid to
James J. Wilson and IBC	(B8)	$ 110	$ 110
		$ 110	$ 110
Other Assets
Receivables:
IBC, receivables, miscellaneous	(B6)	-	14
ARMC, receivables, miscellaneous	(B2)	1	1
		$ 1	$ 15
Other Liabilities
Advances, IBC, general partner of IGC	(B5)	$ 3,149	$ 1,090
Accounts payable to IBC for miscellaneous	(B6)	2	13
Accounts payable to SVA, for rent	(B1)	22	12
Advances, IGMC, IGC's managing general partner	(B7)	78	78
		$ 3,251	$ 1,193
(A)	Land Sales

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

Other transactions with related parties are as follows:
(1)

Beginning October 1, 2000 and as of September 30, 2004, IGC rents office space from SVA, an affiliate of IBC, at prevailing market rental rates. As an offset to this expense, IGC provided IBC with tax support services from August 2002 through August 2003. The payment for these services was used to reduce the Company's office rental expense due SVA.

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

In an effort to eliminate the need for office services in the future, IGC incurred costs during the third quarter 2003 relating to a change of address and phone number. The costs associated with these changes are being offset against future amounts billed by ARMC. As of September 30, 2004, IGC holds a credit balance of approximately $756.

(3)

James J. Wilson provides consulting services on a monthly basis to Equus Gaming Company, LP ("Equus"). The salary and benefits related to these services is allocated to Equus on a quarterly basis, based on the percentage of time Mr. Wilson spends on Equus matters.

As part of the Company's Working Capital Support Agreement with IBC, any amounts due at the end of each quarter are used to reduce advances under the Agreement. For the nine months ended September 30, 2004, Equus was charged approximately $154,000. All amounts for the quarter were charged to IBC and applied against the working capital loan.

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

(5)

Historically, the Company has had various forms of Working Capital Support Agreements with IBC. The most recent agreement, dated September 1, 2002, is an Amended and Restated Working Capital Support Agreement, whereby loans are made to IGC in the form of promissory notes. Interest is charged at prime plus 1% and accrues until paid. Payments are first applied to unpaid interest and then to principal. This agreement matures December 31, 2005, unless paid sooner. IGC shall repay to IBC, 1) the balance of funds available from waste projects, after deducting reasonable reserves for operating needs, or 2) proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors. For the nine months ended September 30, 2004, IBC has provided working capital of $1,980,000. As of September 30, 2004, the total outstanding principal and interest combined is approximately $3,149,000.

(6)

During 2003, and continuing in 2004, IGC incurred shared expenses with IBC for office supplies and services. For the nine months ended September 30, 2004, IGC incurred approximately $2,500 of expenses. For the same period in 2003, the amount of expenses totaled approximately $3,000.

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

(9)	Subsequent to the end of the quarter, the Company sold its partnership interest in SCA to its General Partner, IBC. See Note 9, page 23 for more information.

(7)	DISCONTINUED OPERATIONS

Effective November 13, 2000, IGC's Board of Directors adopted a plan to wind down and cease American Family Home's ("AFH") operations following completion of the 30 homes then under construction. Accordingly, the results of operations for AFH are reported as from discontinued operations. At December 31, 2000, the Company estimated that it would incur a loss of approximately $700,000 as a result of closing down AFH. The estimate included projected costs to complete the remaining homes, as well as operating costs during that period, along with remaining lease costs the Company is obligated to pay. As of September 30, 2004, approximately $657,000 has been incurred. The remaining accrual for this loss has been accounted for in the accompanying financial statements and is shown in the liabilities related to discontinued operations.

(8)	SEGMENT INFORMATION

IGC's three reportable segments are waste-recycling project development activities conducted by IWT and CWT, commercial and residential land development and other miscellaneous activities, and the discontinued homebuilding operations conducted by AFH. Refer to Note 7 for further information on AFH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following presents the segment information for the nine months ended September 30, 2004 and 2003 (in thousands):
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2004

Total revenues	(1)	2	-	3,523	-	3,523
Interest income	(1)	-	-	-	-	-
Interest expense	(1)	-	10	457	-	467
Depreciation and amortization	(1)	-	7	183	-	190
Net income / (loss)	(1)	3	(248)	(1,256)	-	(1,504)

Total assets		(1,676)	(2,669)	58,290	(25,797)	28,148
Changes to long lived assets		-	(498)	602	-	104
		Homebuilding (Discontinued)	IWT/CWT Waste Recycling Projects	Land and Other	Inter-Segment Eliminations	Total
2003

Total revenues	(1)	2	-	2,679	-	2,679
Interest income	(1)	1	-	20	-	20
Interest expense	(1)	1	10	545	-	555
Depreciation and amortization	(1)	-	13	38	-	51
Net loss	(1)	(22)	(473)	(1,387)	-	(1,860)

Total assets		(1,670)	1,262	56,297	(25,435)	30,454
Changes to long lived assets		-	781	(65)	-	716

(1) Amounts reported for the discontinued segment are not included in the totals for these items.
(9)	SALE OF PARTNERSHIP

The refinancing of the Brandywine property closed on October 12th, 2004. As part of the refinancing, the bank required IBC to be the borrower. As a consequence, the Company sold its 99 percent general partner interest in SCA, the general partner of BIA. The sale was to the Company's affiliate, IBC. The sale price was $5.4 million, plus 50 percent of IBC's general partner share of SCA's remaining cash flow. At closing, IGC received payment of $1.2 million (included in the foregoing selling price) from IBC in the form of a credit against working capital advances previously made by IBC to IGC. IGC will collect the remainder of the sales price as cash flow is available from the Brandywine project.

The new development lender is M&T Mortgage Corporation ("M&T"). The refinancing paid off more than $7 million of indebtedness to Mercantile Mortgage Corporation ("Mercantile"), the previous lender. In connection with the refinancing, additional collateral was posted by IBC, having a value at the time of closing of approximately $7.5 million. The proceeds of the financing repaid about $2.7 million previously advanced by IGC to SCA/BIA. IGC has no continuing obligation to advance funds to SCA or BIA. Future development costs for Brandywine, not funded under the development loan, will be the obligation of IBC.

Based on current projections of net revenues from the sale and development of the Brandywine property, IBC could realize a profit of approximately $800,000, payable in 2007 or later, as a result of its acquiring IGC's general partner interest in SCA. The independent directors of IGC approved the transaction between IGC and IBC after determining that the terms and conditions of the foregoing transactions were fair to IGC and at least as favorable to IGC as those available generally for substantially comparable transactions between unrelated parties.
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

For the Nine Months Ended September 30, 2004 versus 2003

Land Development Operations

Land development sales revenue increased by approximately 33% to approximately $3,523,000 during the nine months ended September 30, 2004, compared to revenue of $2,652,000 for the same period during 2003.

The nine-month period ended September 30, 2004 includes the following:

First Quarter - The sale of a one-acre parcel of land at Towne Center South in St. Charles, Maryland, which yielded gross revenue of $550,000. The sale produced a positive gross profit margin of approximately 69%.

Second Quarter - Sales occurred at the Company's Brandywine project where all residential acres are under contract with WH. There are two contracts in place for these sales.

The first contract, dated September 10, 2001 ("Contract A"), subsequently amended, is for the sale of 48 completed single-family lots, all of which have been delivered, plus an option to purchase 11 additional lots, which WH has exercised. Subsequent to the end of the quarter, WH closed on the lots, providing gross revenue of $605,000.

The second contract, dated February 21, 2002 ("Contract B") is for the sale of the balance of the residential land, which will be sold on a semi-developed basis. A third amendment to the contract, dated May 10, 2004, adjusted the current contract price and lot yield. This amendment changed the contract to fixed purchase prices, regardless of the number of lots approved by the County. The Company is responsible for completing certain improvements prior to closing. During the second quarter 2004, WH purchased the remaining 133 semi-developed, platted townhome lots, producing gross revenue of $2,486,175. The sale produced a gross profit margin of approximately 19%.

Third Quarter - The Company completed the transfer of a three-acre parcel in Towne Center South to its remediation contractor. The parcel had an agreed value of approximately $487,000. The land had a cost basis of approximately $337,000.

The nine-month period ending September 30, 2003 reflects the sale of the last 12 completed of 48 single-family lots under Contract A for a sales price of $600,000, and 114 semi-developed, platted townhome lots under Contract B. These sales produced a combined 15% gross profit margin.

The Company is pursuing the sale of its commercial parcels located at Towne Center South in St. Charles, Maryland.

Cost of Land Sales

Cost of land sales increased approximately 10% to $2,347,000, compared to $2,139,000 for the same period in 2003. A majority of the costs in 2004 and 2003 represent expenses relating to the development of the Company's Brandywine project. Also included in the 2004 costs are expenses relating to the sale of the one and three-acre parcels in Towne Center South. These sales are referred to in the above sales discussion.

General and Administrative

General and administrative costs decreased approximately 12% to $1,289,000 from $1,464,000 during the nine months ended September 30, 2004 and 2003, respectively. The decrease is largely attributable to Management's cost-cutting efforts for office and operating expenses. In addition, the Company has realized savings in the following expense categories: commercial insurance premiums, Board of Directors fees, vehicle leasing expense, certain legal matters, and salary / benefits cost. However, these financial statements do not include a large portion of expense related to the 2003 tax return preparation and filing fees. Subsequent to the end of the quarter, third party consultants were engaged and preparation has begun on the December 31, 2003 tax returns.

Wetland Remediation Penalties and Interest

Wetland remediation penalties and interest expense totaled approximately $484,000 during the nine months ended September 30, 2004. There is no similar expense for the same period in 2003. The Company was unable to complete the wetland remediation work by January 2, 2004, as required under the 1999 Consent Decree (refer to Part II, Item 1, Legal Proceedings).

Waste Project Marketing and Development

Waste project marketing and development decreased by approximately 73% to $87,000 compared to $324,000 for the same period in 2003. The decrease is a reflection of the Company's Board of Directors' decision to defer material project pursuits.

For the Three Months Ended September 30, 2004 versus 2003

Land Sales Operations

Land sales revenue increased to $487,000 compared to no sales revenue for the same period in 2003. The increase is a reflection of the transfer of a three-acre parcel at Towne Center South to the remediation contractor in lieu of cash as referenced in Note 5, Wetland Remediation. The land had a cost basis of approximately $337,000.

Cost of Land Sales

Cost of land sales increased to $325,000 from $10,000 for the same period in 2003. For the three months ended September 30, 2004, a majority of the cost represents expenses attributable to the above mentioned land transfer. The Company also incurs certain period costs related to bonding, real estate taxes, and other development fees. However, the gross expense in the land sales line item was offset during the quarter by reimbursements the Company received for property taxes and other miscellaneous items.

Waste Project Marketing and Development

Waste project marketing and development decreased to $56,000 from $113,000 for the same period in 2003. The decrease in the third quarter of 2004 is a reflection of the Company's decision to defer material third party expenses until outside funding is available. The third quarter of 2003 reflects the Company's reversal of certain amounts due to third parties, as they are no longer payable.

Liquidity and Capital Resources

Unrestricted cash and cash equivalents were $17,000 and $120,000 respectively, at September 30, 2004 and December 31, 2003.

IGC historically has met its liquidity requirements from cash flow generated from the sale of real estate assets, bank financing providing funds for development and working capital, and loans from affiliates. In the coming months, the Company's principal need for liquidity will be debt reduction, debt service of existing loans, normal business operating expenses, and project development costs for IWT and CWT. The following discussion summarizes the Company's challenges and the steps it is taking to meet its liquidity requirements.

As of September 30, 2004, the Company's outstanding borrowings of $19.5 million include: (i) $16.2 million in real estate loans with various maturity dates in 2005 and 2006; (ii) $158 thousand in mortgage debt for the Company's engineering office in Malvern, Pennsylvania; and (iii) $3.1 million in working capital advances from IBC, the Company's general partner.

Real Estate - St. Charles, Maryland

On September 23, 2004, the Company completed the refinance of approximately $7.415 million due to Collateral Mortgage Capital. This transaction allowed the Company to repay its loan, which was in default, and reduce its monthly cash requirement for debt service payments. It is the Company's plan to retire the entire debt through land sales.

The St. Charles properties encumbered under the new loan with First Bank and Trust Company of Illinois ("FB&T") total approximately 94 saleable acres. An appraisal by Cushman & Wakefield Illinois, dated July 19, 2004, reports a market value of $23,150,000.

On March 31, 2003, the Company entered into a Road Reimbursement Agreement with Natick Fifth Realty Corporation ("Natick") that provides for the payment of $150,000 to Natick once the Company substantially develops a certain 10-acre tract of land at its Towne Center South property. The basis for the agreement was a Construction Operation Reciprocal Easement Agreement ("COREA"), dated June 1993, by and between Natick and the Company. The COREA was executed when the current BJ's Wholesale Club ("BJ's") was built. Natick constructed the BJ's access road known as St. Nicholas Drive for common use by both BJ's and its customers, and for the Company's future use when it develops the 10 acres known as lots 6, 7, and 8 at Towne Center South.

The cost of the reimbursement was capitalized to the cost basis of lots 6 through 8 at Towne Center South as it relates and is integral to the development of those parcels. The $150,000 accrual is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7).

The Company is actively engaged in discussions with potential purchasers for various parcels.

On September 29, 2004, the Company entered into a Land Sale Agreement for the sale of a one-acre lot at Towne Center South. The consideration to be paid by the purchaser totals $563,830. The agreement is in a 60-day study period, which expires on November 29, 2004. If the purchaser decides to proceed with the purchase of the lot, closing is to occur no later than 30 days after the expiration of the study period.

As of September 30, 2004, and currently, the Company continues to pursue the previously discussed Towne Center South Apartment Project. This 404-unit luxury apartment development would be located at Towne Center South on Lot 5, which consists of approximately 30 acres of land.

The Company has had discussions with a related party buyer. The buyer requires project plan approval by Charles County before further negotiations can occur. The apartment project was recommended and approved, with conditions acceptable to the Company, by the County planning staff. However, the Planning Commission recommended disapproval to the Charles County Commissioners. The final decision will be made by the County Commissioners, who will meet on November 29, 2004.

The company continues to wait for the Maryland Transportation Authority ("MTA") to work through the land review process for the purchase of an 8-acre parcel, known as Parcel K, in St. Charles, Maryland, for a park-and-ride facility. On November 8, 2004 the MTA notified the Company that "MTA plans to construct the Waldorf Park-and-Ride lot on the site owned by your company", however, acquisition cannot begin until the land review process is complete. The Company understands that the MTA expects to complete this process by year-end.

Land sales revenue for the nine months ended September 30, 2004 includes: (i) the sale, on March 30, 2004, of a one-acre parcel at Towne Center South for gross proceeds of $550,000 (net proceeds were used to curtail debt); and (ii) the transfer of a three-acre parcel at Towne Center South to the contractor who provided remediation services, as referenced in Note 5, Wetland Remediation. The parcel had an agreed value of approximately $487,000. The land had a cost basis of approximately $337,000.

Substantially all of the Company's land assets are encumbered by recourse debt.

Real Estate - Brandywine, Maryland

The refinancing of the Brandywine property by M & T Mortgage Corporation closed on October 12th, 2004. As part of the refinancing, M&T required IBC, the Company's General Partner, to be the borrower. As a consequence, the Company sold its 99 percent general partner interest in SCA, the general partner of BIA. The sale was to the Company's affiliate, IBC. The sale price was $5.4 million, plus 50 percent of IBC's general partner share of SCA's remaining cash flow. At closing, IGC received payment of $1.2 million (included in the foregoing selling price) from IBC in the form of a credit against working capital advances previously made by IBC to IGC. IGC will collect the remainder of the sale price as cash flow is available from the Brandywine project. Refer to Note 9, page 23 for more information.

The Brandywine transaction described above allowed the Company to collect, at closing, approximately $2.7 million in loans it had made to SCA/BIA. It used these proceeds to reduce its debt to IBC by $1.2 million, eliminate debt of approximately $7 million due to the previous lender, and reduce past due accounts payable.

On May 7, 2004, WH purchased 133 platted, semi-developed townhome lots producing gross revenue of approximately $2.5 million. This land had a cost basis of approximately $2 million. Proceeds after settlement fees and deposit application were used to repay a portion of the development loan. Subsequent to the end of the quarter, WH closed on 11 single-family lots for gross sales revenue of approximately $605,000. The next sales under the contract with WH are scheduled to close on December 1, 2004. Before closing can occur, BIA must complete the installation of a second sewer outfall. Otherwise, WH may delay the closing 30 days from the date of completion. There have been delays in the permitting process, and construction (likely to begin in late November 2004) will take approximately 4 to 6 weeks to complete, as weather permits.

As of September 30, 2004, the Brandywine partnership contract with Zimmer Development Company, LLC ("Zimmer") for the sale of approximately 13 acres of commercial land remained in place. The sale is expected to produce approximately $3.2 million in gross revenue. Both BIA and Zimmer are working to gain comprehensive and preliminary design plan approval from the County. Approval is anticipated in early 2005. This sale is contingent upon preliminary plan approval by the County, with settlement to occur 30 days after such approval.

Consent Decree

The Company is subject to a Consent Decree entered into in 1999 regarding wetlands remediation (see additional discussion in Part II, Item 1, Legal Proceedings) and had until approximately January 2, 2004 to complete the remediation requirements imposed by the decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July 2003, and was certified complete by the Company's engineers on July 9, 2004. The contract is guaranteed by IBC, the Company's general partner. The total contract amount was $1,237,000, of which $125,000 was for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provided for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South. The parcel was transferred to the contractor on September 24, 2004. The parcel had an agreed value of approximately $487,000. The parcel had a book value of approximately $337,000 when transferred. To date, the contractor has been paid $700,000 in cash against the base contract and $65,000 in cash for time and material billings. The contractor is due a final payment in cash for time and material billings.

In March 2004, the Company entered into a contract with the same contractor for the remediation of Parcel L. The base contract amount for Parcel L is $123,000. The contractor has been paid in full under this contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of the respective parcels as it relates and is integral to the development of these parcels. The Company believes that the net realizable value from the sale of these parcels will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of September 30, 2004, the original cost estimate has been fully expended. In addition to the above costs, the Company has expensed $155,000 in additional costs relating to the close-out of remediation efforts. This amount includes $100,000, which was placed in escrow in September 2004, for future site plantings at TCS and Parcel L and $55,000 for cost related to the conservation deeds required under the Consent Decree.

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for days 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines of approximately $477,000 through July 9, 2004 and penalties of approximately $7,000 through September 30, 2004. The combined accrual of $484,000 is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed providing land in lieu of the fines with the Government but to date, agreement has not been reached. The remediation work, with the exception of some planting and seeding that cannot take place before next spring, was certified complete by the Company's engineers on July 9, 2004. The Company and government officials are currently in negotiations designed to resolve remaining open issues in order to confirm the Company's compliance with the Consent Decree.

Operations

In addition to the debt and remediation obligations described above, estimated operating expenses for the remaining three months of 2004 will be approximately $750,000 (inclusive of salary and lease commitments, but excluding remediation costs, real estate costs, and waste project development costs). Several of the Company's loan agreements contain provisions requiring the Company to remain solvent. IGC has a Working Capital Support Agreement with IBC. This agreement provides for IBC to meet (subject to available funds) IGC's working capital requirements. In exchange, IGC has agreed to repay IBC from funds available from waste projects, after deducting reasonable expenses for operating needs, and /or proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors. There is no assurance that IBC will be able to provide sufficient funds, as needed, for IGC to continue its operations. At the present time, IGC is current in meeting payroll and basic operating expenses. IGC has established reserves for certain key expenses that will occur before year-end. The Company was able to bring a few payables current out of the above Brandywine refinancing / partnership sale. However, IGC is in arrears with most of its vendors, including service providers on whom the Company depends to continue its operations.

In December 2003, the Company decided not to expend material funds in pursuit of new waste projects until contracts have been signed on one or more pending projects. This plan continues. Discussions have occurred with investment banks to help it attract local investors for its Puerto Rico project. Outside equity will be required to meet upcoming development expenses and other project requirements in Puerto Rico.

The Company intends to fund waste-to-energy projects by project-specific financing, or by attracting an investment partner for its affiliated waste companies.
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

At September 30, 2004, approximately $6,214,000 has been capitalized relating to the waste-recycling project in Puerto Rico. Recovery is dependent upon future revenues from the construction and operation of waste-recycling plants.

Debt Summary

As of September 30, 2004, assets with a book value of approximately $22,506,000 were encumbered by approximately $16,371,000 of recourse debt. The significant terms of IGC's recourse debt financing are shown below (dollars in thousands):

					Balance
		Maximum	Interest	Maturity	Outstanding
		Borrowings	Rate *	Date	9/30/04

Collateral Mortgage Capital - Operating Line of Credit	(a)	$ 7,765	P+1% - Floor of 9.5%	12/1/04	$ -

First Bank and Trust Company of Illinois - Real Estate Loan	(b)	8,800	P+4.5% - Floor of 8.5%	3/23/06	7,758

Washington Savings Bank - Line of Credit and Development	(c)	200	10.5%	5/1/05	200

Mercantile Mortgage Corporation - Development Loans / Advances(1)	(d)	19,690	P+2%	7/25/05	8,273

M & T Bank - Engineering Office Mortgage	(e)	227	7.85%	6/30/05	158

IBC - Working Capital Support Agreement	(f)	-	P+1%	12/31/05	3149

		$ 35,622			$ 19,538

* P = Prime lending interest rate
(1) = Includes a letter of credit facility up to $4,500,000. The balance outstanding at September 30, 2004 is approximately $2,000,000.
(a)

This loan provided an operating line of credit and was secured by the Company's Towne Center South parcel as well as miscellaneous commercial parcels located in St. Charles, Maryland. The loan was guaranteed by IBC. Interest on the line had a floor of 9.5%.

Early in 2004, the Company executed a one-year loan extension with the lender, taking the maturity date from December 1, 2003 to December 1, 2004. The loan extension requires the Company to make a first cash payment of $3.5 million on or before March 31, 2004, and an additional cash payment of $1.5 million on or before June 30, 2004, both of which were to reduce the principal amount due on the loan. In addition, the Company was required to pay monthly interest payments, pay all property taxes out-of-pocket, and pay any legal fees associated with principal curtailments.

On September 23, 2004, the Company refinanced the loan in full with First Bank and Trust Company of Illinois ("FB&T") (see Item (b)).

(b)

The FB&T real estate loan provided a principal amount of $7.740 million in the form of repayment to Collateral Mortgage. At closing, the lender required payment of a $132,000 loan origination fee. The loan term is 18 months and the interest rate is prime plus 4.5%, with a floor of 8.5%. The loan provides an interest and tax reserve account totaling $1,060,000, from which interest and taxes will be advanced by the lender on a monthly basis, to pay these specific items over the term of the loan. As of September 30, 2004, the lender advanced approximately $18,000 from the reserve account for interest. As land sales occur, the lender requires that an exit fee (additional interest) ranging from one to two percent be paid with each principal repayment. The loan matures March 23, 2006.

The loan is secured by a first deed of trust on all of the St. Charles land except for a few small parcels and open spaces. The borrower on the loan is IGC. IBC is the guarantor. Additional collateral was posted by IBC in the form of pledged stock. The stock had a value at the time of closing of approximately $3.7 million. In addition, IGC and IBC must maintain an aggregate net worth of $40 million and liquidity of $4 million, inclusive of the stock pledge under the loan, each as determined by the lender. The loan requires that the pledged stock value exceed $3.5 million.

(c)

This loan provides operating cash and preliminary development funds. Monthly interest payments are required at 10.5%. The loan is secured by a first deed of trust on a 3/4-acre parcel located in St. Charles, Maryland. The loan is guaranteed by IBC and Wilson Securities, an IBC affiliate. Subsequent to the end of the quarter, this loan was extended for a six-month period beginning November 1, 2004 and maturing May 1, 2005. The interest rate changed from 8.5% to 10.5%.

(d)	The Company has three development loans for its land development activities in Brandywine, Maryland. Under these lines, principal curtailments are due as sales occur.

During 2003, the development loan was amended in both July and December. Under the July modification, $2,000,000 was added to the infrastructure budget for development costs and improvements at the project. Under the December modification, a development advance line was established, and the infrastructure budget increased by an additional $250,000. The development advance line provides for a maximum of $7,600,000 in borrowings. The development advance line was established to do the following: Retire $4.8 million due to TJJ Corporation ("TJJ"), provide $2,000,000 in development funds for the Brandywine Partnership to repay a portion of the demand note between the Company and the Partnership, to repay inter-company loans, and to establish an $800,000 interest reserve on the loan. The interest reserve will provide for payments of monthly interest through the term of the loan based on projected sales. The lender also established specific criteria for sales relating to the residential and commercial acres with which the borrower must comply by September 1, 2004. The Company met the residential land sale criteria by completing the sale of 133 platted townhome lots to WH during the second quarter of 2004. The commercial criteria were not met, however, subsequent to the end of the third quarter, the Brandywine partnership, refinanced its debt with a new lender (see Note 9, page 23.

This development loan includes a letter of credit facility with maximum borrowings of $4.5 million. As of September 30, 2004, the lender has provided letters of credit totaling approximately $2 million. All letters of credit issued are guaranteed by the borrower and James J. Wilson, personally.

The original development loan was executed in July 1999, naming the Company as the borrower and the Brandywine Partnership as guarantor. When the loan was established, the Lender recorded an Indemnity Deed of Trust whereby the Brandywine Partnership is the Grantor and guarantees all amounts owed by the borrower. The Brandywine Partnership also signed a promissory note with IGC to repay any amounts due under the development loan. This debt is recorded on the financial statements of the Brandywine Partnership and, for consolidated presentation, also included in these financial statements. The development loan is secured by a first deed of trust on the property. Other guarantors on the loan are IBC, IGC Chairman James J. Wilson and his wife, Barbara Wilson.

As of September 30, 2004 there is approximately $8,273,000 outstanding on these loans.

(e)	This mortgage note requires monthly principal and interest payments of $1,818.

(f)

Historically, the Company has had various forms of Working Capital Support Agreements with IBC. The most recent agreement, dated September 1, 2002, is an Amended and Restated Working Capital Support Agreement, whereby loans are made to IGC represented by promissory notes. Interest is charged at prime plus 1% and accrues until paid. Payments are first applied to unpaid interest and then to principal. This agreement matures December 31, 2005, unless paid sooner. IGC is to repay to IBC, 1) the balance of funds available from waste projects after deducting reasonable reserves for operating needs, or 2) proceeds from real estate sales, provided there are sufficient funds available, and subject to the discretion of IGC's Board of Directors.

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

Wetlands Litigation

As previously reported, wetlands litigation was commenced by the United States Government in 1996 against the Company, its affiliates, SCA, and James J. Wilson. In November 1999, the Company pled guilty to a single violation of the CWA, and the Company and its affiliate, SCA, entered into a consent decree whereby the civil complaint by the government against them for alleged violations of the CWA was dismissed. Pursuant to the Consent Decree, the Company and SCA paid a civil penalty of $1,360,000, placed $40,000 in escrow to pay for certain remediation costs in the Dorchester neighborhood of St. Charles (referred to as "Dorchester and Parcel Q"), and agreed to complete within 24 months a remediation plan covering certain land in Towne Center South and in Parcel L, another location in St. Charles. As part of the settlement, all of the criminal charges against James J. Wilson, the Company's Chairman and Chief Executive Officer, were dismissed.

In March 2001, the Company and SCA sought to set aside the Company's criminal conviction and to vacate the Consent Decree entered in 1999. On June 12, 2001, the District Court denied the defendants' requests. The Court subsequently stayed the time limits for carrying out the Consent Decree. Under the stay, time limits were suspended for a period not to exceed 15 months from a final judicial determination of the matters on appeal. Pending the stay, the Company was prohibited from the development or sale of any parcels at Towne Center South other than one 30-acre parcel. On July 2, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court that has now become final, allowing the Company to proceed with the sale or development of approximately 80 acres of commercial land in St. Charles' Towne Center South. The Company was obligated to complete the previously ordered restoration by January 2, 2004. The status of this obligation is addressed in the following paragraphs.

Following the entry of the Consent Decree in 1999, remediation pursuant to an agreed plan began in 2000 in conjunction with the development of the Company's Towne Center South property. Work was suspended when the Company filed its motion seeking to vacate the Consent Decree. In July 2003, the Company entered into a contract for the required remediation work at Towne Center South. Work commenced in late July, and was certified complete by the Company's engineers on July 9, 2004. The contract is guaranteed by IBC, the Company's general partner. The total contract amount was $1,237,000, of which $125,000 was for prior unpaid services rendered by the contractor. The $125,000 was paid to the contractor in August 2003. The contract provided for cash payments plus the transfer to the contractor of a three-acre parcel at Towne Center South. The parcel was transferred to the contractor on September 24, 2004. The parcel had an agreed value of approximately $487,000. The parcel had a book value of approximately $337,000 when transferred. To date, the contractor has been paid $700,000 in cash against the base contract and $65,000 in cash for time and material billings. The contractor is due a final payment in cash for time and material billings.

In March 2004, the Company also entered into a contract with the same contractor for the remediation of Parcel L. The base contract amount for Parcel L is $123,000. The contractor has been paid in full under this contract.

In July 2002, the Company estimated that the combined cost of remediation work at Towne Center South and Parcel L would be approximately $1.5 million. The cost of the remediation was capitalized to the cost basis of the respective parcels as it relates and is integral to the development of these parcels. The Company believes that the net realizable value from the sale of these parcels will exceed the asset value recorded on its balance sheet, which includes the $1.5 million accrual. As of September 30, 2004, the original cost estimate has been fully expended. In addition to the above costs, the Company has expensed $155,000 in additional costs relating to the close-out of remediation efforts. This amount includes $100,000, which was placed in escrow in September 2004, for future site plantings at TCS and Parcel L and $55,000 for cost related to conservation deeds required under the Consent Decree.

The remediation was not completed by January 2, 2004, making the Company liable for fines of $1,000 per day for the first thirty days of non-compliance, $2,000 per day for days 31 through 60, and $3,000 per day thereafter, plus other possible penalties. The Company has accrued fines of approximately $477,000 through July 9, 2004 and penalties of approximately $7,000 through September 30, 2004. The combined accrual of $484,000 is reflected in these financial statements (see the Liabilities Related to Land Development section of the Balance Sheet on page 7). The Company has discussed providing land in lieu of the fines with the Government but to date, agreement has not been reached. The remediation work, with the exception of some planting and seeding that cannot take place before next spring, was certified complete by the Company's engineers on July 9, 2004. The Company and government officials are currently in negotiations to resolve remaining open issues in order to confirm the Company's compliance with the Consent Decree.

Langley v. St. Charles Associates, et al.

In 2000, the owners of a parcel of land located in Charles County sued the Company and one of its officers in the Circuit Court for Charles County, Maryland. The Circuit Court entered judgment in favor of the Company and its officer, and the landowners appealed that judgment to the Maryland Court of Special Appeals. While the appeal was pending, the parties entered into a final settlement agreement resolving all claims raised in the litigation. The owners therefore dismissed their appeal with prejudice on June 3, 2004.

Other

The Company is also involved from time to time in miscellaneous legal matters that arise in the normal course of business. In Management's opinion, none of the actions is of a material degree whereby there would be a material adverse impact of the financial condition or results of operations of the Company.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6(a).	EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Controller

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 - Controller

10	Lease Agreement between West Washington Street, LLC and IGC, dated June 30, 2004

ITEM 6(b).	REPORTS ON FORM 8-K

Form 8-K dated November 2, 2004; Items 2.01, 2.03, and 9.01c
99	Exhibits
	1	Press Release of the Registrant dated November 2, 2004
	2	Agreement of Sale, Transfer and Assignment by and among IGC, IBC, and Wilson Securities Corporation, dated October 11, 2004
	3	SCA First Amendment to Amended and Restated Limited Partnership Certificate and Agreement, dated October 11, 2004
	4	Refinance, Development and Disbursement Loan Agreement between IBC and M&T Mortgage Corporation, dated October 12, 2004
	5	Loan Agreement between IGC and First Bank & Trust Company of Illinois, dated September 23, 2004

Form 8-K dated November 19, 2004
99	Exhibit	Press Release of the Registrant dated November 19, 2004

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERSTATE GENERAL COMPANY L.P.
(Registrant)

By: Interstate General Management Corporation
Managing General Partner

Dated: November 19, 2004	By: /s/ James J. Wilson
James J. Wilson Chairman, Chief Executive Officer, and Director

Dated: November 19, 2004	By: /s/ Mark Augenblick
Mark Augenblick Vice Chairman, President, and Director

Dated: November 19, 2004	By: /s/ Sheri Raleigh
Sheri Raleigh Assistant Vice President and Controller